Form 10-K
period 2011-12-31
Plymouth Opportunity REIT Inc.
filed 2012-03-28
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 333-173048

PLYMOUTH OPPORTUNITY REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Liberty Square, 10th Floor, Boston, MA 02109	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐  NO ☑

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐  NO ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were no shares of common stock held by non-affiliates at June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2012, the Registrant had outstanding 20,000 shares of common stock.

PLYMOUTH OPPORTUNITY REIT, INC.

Form 10-K

For the Year Ended December 31, 2011

Signatures

Consolidated Financial Statements

Exhibits

Forward-Looking Statements

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Plymouth Opportunity REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The amount of distributions that we may pay to our stockholders, if any, is uncertain. Due to the risks involved in the ownership of real estate, there is no guarantee of any return on an investment in our shares and our stockholders may lose their investment.
•	We are considered to be a "blind pool" because we own no investments and have not identified most of the investments we will make with proceeds from this offering. Our stockholders will be unable to evaluate the economic merit of our future investments before we make them and there may be a substantial delay in receiving a return, if any, on their investment.
•	There are substantial conflicts among us and our sponsor, advisor and dealer manager, such as the fact that our principal executive officers own a controlling interest in our sponsor, advisor and dealer-manager, and our sponsor and other affiliated entities may compete with us and acquire properties suitable to our investment objectives.
•	No public market currently exists, and one may never exist, for shares of our common stock. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount.
•	We will only pay distributions to our stockholders from net operating cash flow under GAAP. There can be no assurance the company will ever generate cash from operations. As a result, our stockholders may never receive any distributions.
•	Our advisor and its affiliates will face conflicts of interest caused by their compensation arrangements with us that were not the result of arm’s-length negotiations.
•	If we fail to qualify, or maintain the requirements, to be taxed as a REIT, it would reduce the amount of income available for distribution and limit our ability to make distributions to our stockholders.
•	We may incur substantial debt, which could hinder our ability to pay distributions to our stockholders or could decrease the value of their investment in the event that income on, or the value of, the property securing the debt fails, but we will not incur debt to the extent it will restrict our ability to qualify as a REIT.
•	We are dependent on our advisor to select investments and conduct our operations. Adverse changes in the financial condition of our advisor could adversely affect us.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Plymouth Opportunity REIT, Inc. (the "Company") is a Maryland corporation that was formed in March 2011 to invest in a diverse portfolio of commercial real estate properties. The Company intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31, 2012. As used herein, the terms "we," "our," and "us" refer to the Company and as required by context, Plymouth Opportunity OP LP, a Delaware limited partnership, which we refer to as our "operating partnership," and to their subsidiaries. We plan to own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On March 24, 2011, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a minimum of 250,000 shares and a maximum of 65,000,000 shares of our common stock for sale to the public, of which 50,000,000 shares were registered in our primary offering and 15,000,000 shares were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital LLC ("Plymouth Real Estate Capital"), an affiliate of our advisor, to serve as the dealer manager of our initial public offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.

The primary types of properties we expect to invest in include office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other properties located throughout the United States. All such real estate assets may be acquired directly by us or our operating partnership, though we may invest in other entities that make similar investments. We may also originate or invest in real estate-related assets such as mortgage, mezzanine, bridge and other loans and the equity securities of other REITs and real estate companies.

As of December 31, 2011, we had not broken escrow in our initial public offering or acquired, originated or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest.

Subject to certain restrictions and limitations, our business will be managed by Plymouth Real Estate Investments, Inc., our external advisor, pursuant to an advisory agreement. Our advisor will conduct our operations and manage our portfolio of real estate and real estate-related investments. Our sponsor, Plymouth Group Real Estate LLC, owns 20,000 shares of our common stock. We have no paid employees.

Investment Objectives

We intend to primarily acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our investors. Our advisor intends to focus on markets that our advisor determines demonstrate sustainable value and/or growth potential and on those sellers who are distressed or face time-sensitive deadlines. As of December 31, 2011, we had not identified any particular markets or asset types on which we intend to focus, and the exact markets and asset types that will ultimately be targeted by our advisor will depend upon its evaluation of property prices and other economic considerations impacting the particular markets. Our board and our management, including our advisor and its sub-advisor, have extensive experience evaluating and investing, directly or indirectly as a joint venture partner, in numerous types of properties. We intend to primarily acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties. Additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. Our investment strategy is designed to provide investors with a diversified portfolio of real estate assets. We expect to make our investments in real estate assets located in the United States. We may enter into one or more joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or affiliates of our advisor, including future real estate limited partnerships and REITs sponsored by affiliates of our advisor. We also may serve as mortgage lender to, or acquire interests in or securities issued by, these joint ventures or other joint venture arrangements or other future Plymouth sponsored programs.

Our primary investment objectives are:

•	to generate income from our investments;
•	to preserve, protect and return our stockholders' capital contributions;
•	to realize growth in the value of our investments within five to seven years of the termination of our public offering;
•	to grow net cash from operations such that more cash is available for distributions to our stockholders; and
•	to enable our stockholders to realize a return of our stockholders' investments by beginning the process of liquidating and distributing cash to our stockholders or by listing our shares for trading on a national securities exchange within seven years after the termination of our public offering.

We believe we will be better able to achieve these objectives than other more seasoned real estate companies because we will begin with no inventory, will purchase properties at current values and will not be burdened with legacy assets. Additionally, we are not asking our stockholders to invest in previously acquired real estate that is not performing as originally expected or overvalued in today’s environment. We will build an entirely new portfolio that meets our investment criteria.

If we do not begin the process of listing our shares on a national securities exchange within seven years of the termination of our primary offering, our charter requires that we:

•	seek stockholder approval of the liquidation of the Company; or
•	if a majority of our board of directors (including a majority of the members of the corporate governance committee) determines that liquidation is not then in the best interests of our stockholders, postpone the decision of whether to liquidate the Company.

If a majority of our board of directors (including a majority of the members of the corporate governance committee) determines that liquidation is not then in the best interests of our stockholders, our charter requires that the corporate governance committee revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of our board of directors (including a majority of the members of the corporate governance committee) again determined that liquidation would not be in the best interest of our stockholders. As a result, it is possible our company will continue indefinitely without ever listing its shares on an exchange or liquidating its assets. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the corporate governance committee to revisit the issue of liquidation, and we could continue to operate as before. If we sought and obtained stockholder approval of our liquidation, we would begin an orderly sale of our properties and other assets. The precise timing of such sales would take into account the prevailing real estate and financial markets, the economic conditions in the submarkets where our properties are located and the debt markets generally as well as the federal income tax consequences to our stockholders. In the event our sponsor, our advisor or any of their affiliates decides to engage in future programs, we do not anticipate that the investments objectives of those programs will affect the exit strategies of our company; however, engaging in any future programs may require personnel of our advisor or its affiliates to devote a substantial portion of their time to those other programs which could impact our advisor’s ability to implement our ultimate exit strategy in a timely manner. In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders.

We cannot assure our stockholders that we will attain our investment objectives or that our capital will not decrease. Pursuant to our advisory agreement, and to the extent permitted by our charter, our advisor will be indemnified for claims relating to any failure to succeed in achieving these objectives.

We may not change the investment objectives and limitations set forth in the charter, except upon approval of stockholders holding a majority of the shares. Our independent directors will review our investment objectives at least annually to determine whether our policies are in the best interests of our stockholders. Each such determination will be set forth in the minutes of our board of directors. See "— Investment Limitations" below.

Decisions relating to the purchase or sale of our investments will be made by Plymouth Real Estate Investors, our advisor, subject to approval of our board of directors, including a majority of our independent directors.

Acquisition and Investment Policies

We intend to primarily acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our investors. Our advisor intends to focus on markets that our advisor determines demonstrate sustainable value and/or growth potential and on those sellers who are distressed or face time-sensitive deadlines. The exact markets and asset types that will ultimately be targeted by our advisor will depend upon its evaluation of property prices and other economic considerations impacting specific primary and secondary markets. Our board and management, including our advisor and its sub-advisor, have extensive experience evaluating and investing, directly or indirectly as a joint venture partner, in numerous types of properties. We intend to preliminarily acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In addition, given the then current economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt securities, such as mortgage-backed securities, and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act of 1940 (the "Investment Company Act"). Prior to acquiring an asset, our advisor will perform an individual analysis of the asset to determine whether it meets our investment criteria, including the probability of sale at an optimum price within our targeted holding period. Our advisor will use the information derived from the analysis in determining whether the asset is an appropriate investment for us.

In the case of real estate-related investments, we may invest in (1) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private real estate companies such as other REITs and other real estate operating companies, (2) debt securities such as commercial mortgages and debt securities issued by other real estate companies and (3) mezzanine loans and bridge loans. In each case, these real estate-related assets will have been identified as being opportunistic investments with significant possibilities for near-term capital appreciation or higher current income; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act.

We intend to hold each asset we acquire for extended periods of time, generally five to seven years from the termination of our offering. We believe that holding our assets for this period will enable us to capitalize on the potential for increased income and capital appreciation of such assets while also providing for a level of liquidity consistent with our investment strategy and fund life. Though we will evaluate each of our assets for capital appreciation generally within a targeted holding period of five to seven years from the termination of our initial public offering, we may consider investing in properties and other assets with a different holding period in the event such investments provide an opportunity for an attractive return in a shorter time period. Further, economic or market conditions, as well as the REIT rules, may influence us to hold our investments for different periods of time.

In cases where our advisor determines that it is advantageous for us to make investments in which our advisor or its affiliates do not have substantial experience, it is our advisor’s intention to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in its consideration, making and administration of such investments. Our advisor has retained Haley Real Estate Group, LLC, an Omaha, Nebraska-based multifamily real estate investment group (the "Haley Group"), and Oxford Capital Group, LLC, a Chicago-based real estate, asset management and investment holding company ("Oxford"), to act as sub-advisors with respect to the identification of potential multifamily, hospitality, leisure and other assets requiring renovation and/or retenanting or loan modification or refinancing.

We may modify our acquisition and investment policies if our shares become listed for trading on a national securities exchange. For example, upon listing of our common stock, we may choose to sell more volatile properties and use the proceeds to acquire properties that are more likely to generate a stable return. Other factors may also cause us to modify our acquisition and investment policies.

Investments in Real Property

In executing our investment strategy with respect to investments in real property, we will seek to invest in assets that we believe will retain their value and potentially increase in value for an extended period of time, generally five to seven years. We may also seek to invest in assets that we believe may be repositioned or redeveloped so that they may provide capital appreciation. We may acquire properties with lower tenant quality or low occupancy rates and reposition them by seeking to improve the property, tenant quality and occupancy rates and thereby increase lease revenues and overall property value. Further, we may invest in properties that we believe are an attractive value because all or a portion of the tenant leases expire within a short period after the date of acquisition, and we intend to renew leases or replace existing tenants at the properties for improved returns. We may acquire properties in markets that are depressed or overbuilt with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties. We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties. To the extent feasible, we will invest in a diversified portfolio of properties in terms of geography, type of property and industry of our tenants that will satisfy our investment objectives of preserving our capital and realizing capital appreciation upon the ultimate sale of our properties. In making investment decisions for us, our advisor will consider relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation and its liquidity and income tax considerations.

Except with respect to unimproved or non-incoming producing property, we are not limited in the number or size of properties we may acquire or the percentage of net proceeds of our public offering that we may invest in a single property. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we acquire our properties and the amount of proceeds we raise in our public offering. We will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating income, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.

Our investment in real estate generally will take the form of holding fee title or a long-term leasehold estate. We will acquire such interests either directly through Plymouth Opportunity OP, our operating partnership, or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including developers of the properties, or with affiliates of our advisor. See "— Joint Venture Investments" below. In addition, we may purchase properties and lease them back to the sellers of such properties. Although we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a "true lease" and we will be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Successful commercial real estate investment requires the implementation of strategies that permit favorable purchases, effective asset and property management for enhanced current returns and maintenance of higher relative property values and timely disposition for attractive capital appreciation. Using our investment strategies, including individual market monitoring and ongoing analysis of macro- and micro-regional economic cycles, we expect to be better able to identify favorable acquisition targets, increase current returns and current distributions to investors, maintain higher relative portfolio property values, conduct appropriate development or redevelopment activities and execute timely dispositions at appropriate sales prices to enhance capital gains distributable to our stockholders.

Our advisor will perform a due diligence review on each property that we acquire. Our obligation to purchase any property will be conditioned upon the delivery and verification of certain documents from the seller or developer, including, where applicable:

•	plans and specifications;
•	environmental reports;
•	surveys;
•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;
•	auditable financial statements covering recent operations of properties having operating histories; and
•	title and liability insurance policies (although we will provide our insurance coverage at the time we acquire a property);
•	zoning compliance reports; and
•	property condition reports

In cases where the seller does not have some of these documents, for example zoning compliance reports, or where the seller is not willing to provide the information, for example appraisals, we will prepare the documents prior to acquiring the property. In other cases where the documents may have been lost, for example plans and specifications, we will assess the risks associated with acquiring the property without the missing documents prior to making the acquisition. In addition, all of our property acquisitions which are acquired using new debt financing will be supported by an appraisal prepared by a competent independent appraiser who is a member in good standing of the Appraisal Institute. We would not require a new appraisal prior to acquisition if we were to acquire a property using no financing or through the assumption of existing financing. In that case, we determine value based upon our review of the seller’s historical financial information, the physical condition of the property and the market and sub-market in which the property is located.

We will not purchase any property unless and until we obtain what is generally referred to as a "Phase I" environmental site assessment and are generally satisfied with the environmental status of the property. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property. In those cases where the Phase I environmental report recommends a Phase II study, we will obtain a Phase II environmental report prior to acquiring the applicable property.

Generally, sellers engage and pay third party brokers or finders in connection with the sale of an asset. However, we may from time to time compensate third party brokers or finders in connection with our acquisitions, although we do not expect to on a regular basis.

The purchase price that we will pay for any property generally will be based on the fair market value of the property as determined by a majority of our directors. In the cases where a majority of our independent directors requires and in all cases in which the transaction is with any of our directors or our advisor or its affiliates, we will obtain an appraisal of fair market value by an independent expert selected by our independent directors. Regardless, we will generally obtain an independent appraisal for each property in which we invest. However, we will rely on our own independent analysis and not on appraisals in determining whether to invest in a particular property. Appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.

We may enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that, if during a stated period the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations. In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and is normally credited against the purchase price if the property is purchased. In purchasing, leasing and developing properties, we will be subject to risks generally incident to the ownership of real estate.

Investing in and Originating Loans

We may, from time to time, make or invest in mortgage, bridge or mezzanine loans and other loans relating to real property, including loans in connection with the acquisition of investments in entities that own real property; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. Our criteria for investing in loans will be substantially the same as those involved in our investment in properties; however, we will also evaluate such investments based on the current income opportunities presented. Mortgage loans in which we may invest include first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. We may also invest in participations in mortgage loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate.

The mezzanine loans in which we may invest will generally take the form of subordinated loans secured by a pledge of the ownership interests of an entity that directly or indirectly owns real property. Such loans may also take the form of subordinated loans secured by second mortgages on real property. We may hold senior or junior positions in mezzanine loans, such senior or junior position denoting the particular leverage strip that may apply.

Second and wraparound mortgage loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness, in an amount that, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the mortgage property. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness, in an amount that, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the mortgage property.

Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. In addition, if the mortgage property is being developed, the amount of the construction loan generally will not exceed 75% of the post-development appraised value. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest and require guaranties of the borrowers. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.

We will not make or invest in mortgage loans unless we obtain an appraisal concerning the underlying property from a certified independent appraiser except for mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our advisor or its affiliates, such appraisal shall be obtained from an independent appraiser. We will maintain each appraisal in our records for at least five years and will make it available during normal business hours for inspection and duplication by any stockholder at such stockholder’s expense. In addition to the appraisal, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. We will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors.

We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent appraisal, unless substantial justification exists because of the presence of other underwriting criteria, as determined in the sole discretion of our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

In evaluating prospective loan investments, our advisor will consider factors such as the following:

•	the ratio of the amount of the investment to the value of the property or other assets by which it is secured;
•	the property’s potential for capital appreciation;
•	expected levels of rental and occupancy rates;
•	current and projected cash flow of the property;
•	potential for rental increases;
•	the degree of liquidity of the investment;
•	geographic location of the property;
9

•	the condition and use of the property;
•	the property’s income-producing capacity;
•	the quality, experience and creditworthiness of the borrower;
•	in the case of mezzanine loans, the ability to acquire the underlying real estate; and
•	general economic conditions in the area where the property is located or that otherwise affect the borrower.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Our advisor will arrange for an inspection of the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage, bridge or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years or less. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions, as well as the laws and regulations of foreign jurisdictions, imposing various requirements and restrictions, including, among other things, regulating credit-granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims-handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in mortgage, bridge or mezzanine loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which the regulatory authority believes that we have not complied in all material respects with applicable requirements.

We do not have any policies directing the portion of our assets that may be invested in construction loans, loans secured by leasehold interests and second, third and wraparound mortgage, bridge or mezzanine loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties and will take that fact into account when determining the rate of interest on the loans.

We are not limited as to the amount of gross offering proceeds that we may apply to our loan investments. We also do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. Pursuant to our advisory management agreement, our advisor will be responsible for servicing and administering any mortgage, bridge or mezzanine loans in which we invest.

Investment in Other Real Estate-Related Securities

We may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. We may purchase real estate-related securities denominated in foreign currencies or securities of issuers that make investments in real estate located outside the United States. We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities.

Development and Construction of Properties

We may invest substantial proceeds from our public offering in properties on which improvements are to be constructed or completed, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating income, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.

To help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion bond or performance bond. Our advisor will enter into contracts on our behalf with contractors or developers for such construction services on terms and conditions approved by our board of directors. If we contract with an affiliate of our advisor for such services, we also will obtain the approval of a majority of our independent directors that the contract is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.

In the future, our advisor, or sponsor may create or acquire a company that will act as a developer for all or some of the properties that we acquire for development or redevelopment. In those cases, we will pay development fees to that affiliate that are usual and customary for similar projects in the particular market if a majority of our independent directors determines that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent.

We may directly employ one or more project managers, including an officer of our advisor, to plan, supervise and implement the development of any unimproved properties that we may acquire. These persons would be compensated directly by us or through an affiliate of our advisor.

Acquisition of Properties from Affiliates

We may acquire properties, directly or through joint ventures, tenant-in-common investments or other co-ownership arrangements, with unaffiliated third parties or with affiliated entities.

Generally, the purchase price that we will pay for the property will be based on the fair market value of the property as determined by a majority of our directors. In the cases where a majority of our independent directors require, we will obtain an appraisal of fair market value by an independent expert selected by our independent directors. In addition, in the case of properties we acquire from any of our affiliates that have already been developed, the affiliate seller will be required to obtain an appraisal for the property from an independent expert selected by our corporate governance committee. The purchase price we will pay under the purchase contract will not exceed the fair market value of the property as determined by the appraisal. In the case of properties we acquire from an affiliate that have not been constructed at the time of contracting, the affiliate seller will be required to obtain an independent "as built" appraisal for the property from an independent expert selected by our corporate governance committee prior to our contracting with them, and the purchase price we will pay under the purchase contract will not exceed the anticipated fair market value of the developed property as determined by the appraisal. We will not acquire any property from an affiliate unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and at a price no greater than the cost of the property to the affiliates or, if the price is in excess of such cost, that there is substantial justification for the excess cost and that the excess cost is reasonable.

We may enter into a contract to acquire property from an affiliate even if we have not yet raised sufficient proceeds to enable us to pay the full amount of the purchase price at closing. We also may elect to close a purchase before the development of the property has been completed, in which case we would obtain an assignment of the construction and development contracts from an affiliate and would complete the construction either directly or through a joint venture with an affiliate of our advisor. Any contract between us, directly or indirectly through a joint venture with an affiliate of our advisor, and one of our affiliates for the purchase of property to be developed by the affiliate will provide that we will be obligated to purchase the property only if:

•	The affiliate completes the improvements, which generally will include the completion of the development, in accordance with the specifications of the contract;
•	one or more approved tenants takes possession of the building under a lease satisfactory to our advisor; and
•	we have sufficient proceeds available for investment at closing to pay the balance of the purchase price remaining after payment of the earnest money deposit.

Our advisor will not cause us to enter into a contract to acquire property from an affiliate if it does not reasonably anticipate that funds will be available to purchase the property at the time of closing. If we enter into a contract to acquire property from an affiliate and, at the time for closing, are unable to purchase the property because we do not have sufficient proceeds available for investment, we will not be required to close the purchase of the property and will be entitled to a refund of our earnest money deposit from the affiliate. The obligation of the affiliate to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances.

Terms of Leases and Tenant Creditworthiness

We will execute new tenant leases and existing tenant lease renewals, expansions and extensions with terms that are dictated by the current submarket conditions and the verifiable creditworthiness of each particular tenant. In general, we expect to enter into standard commercial leases. These may include standard multi-tenant commercial leases, "triple net" leases or participating leases. In addition, we may enter into leases with a taxable REIT subsidiary ("TRS") of ours with respect to certain hospitality properties. Under standard multi-tenant commercial leases, tenants generally reimburse the landlord for their pro rata share of annual increases in operating expenses above the base amount of operating expenses established in the initial year of the lease term. Under triple net leases, tenants generally are responsible for their pro rata share of building operating expenses in full for each year of the lease term. Under participating leases, which are common for retail properties, the landlord shares in a percentage of the tenant’s gross revenue.

We intend to use industry credit rating services, such as Standard & Poor’s, Dunn & Bradstreet and/or Hoovers, Inc., to the extent available to determine the creditworthiness of potential tenants and any personal guarantor or corporate guarantor of each potential tenant to the extent available with respect to each office or industrial lease and to obtain credit reports and criminal background checks from Resident Data, a third party service, for potential tenants with respect to multifamily leases. We will review the reports produced by these services together with relevant financial and other data collected from these parties before consummating a lease transaction. Such relevant data from potential tenants and guarantors include income statements and balance sheets for current and prior periods, net worth or cash flow of guarantors, and business plans and other data we deem relevant. However, in light of our desire to purchase properties that we believe present an opportunity for enhanced future value, any lesser creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property. We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit. In such cases, our strategy will include undertaking efforts to attract new, more creditworthy tenants, although we do not expect to require any tenant to have a particular credit rating.

We anticipate that tenant improvements required to be funded by us in connection with newly acquired properties will be funded from proceeds from our public offering. At such time as one of our tenants does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. We expect to fund such tenant improvements either through capital reserves established for our properties or from available cash.

Multifamily Properties

We may acquire and develop multifamily properties for rental operations as apartment buildings and/or for conversion into condominiums (which we would expect to hold in one or more of our TRSs). In each case, these multifamily communities will meet our investment objectives and may include conventional multifamily properties, such as mid-rise, high-rise, and garden-style properties, as well as student housing and age-restricted properties (typically requiring at least one resident of each unit to be 55 or older). Initially, we expect to acquire multifamily assets that are existing properties producing consistent current income; additionally, we may acquire properties that may benefit from enhancement or repositioning and development assets. We may purchase any type of residential property, including properties that require capital improvement or lease-up to enhance stockholder returns. Location, condition, design and amenities are key characteristics for apartment communities and condominiums. We will focus on markets throughout the United States that have stable population and employment demographics or that are deemed likely to benefit from ongoing population shifts and/or that are poised for growth. We will create individual business plans to bring investment capital, operational expertise, industry "best practices" and technological initiatives to each property that, when implemented and executed effectively, will add value to each community.

We expect that a majority of our leases will be standardized leases customarily used between landlords and residents for the specific type and use of the property in the geographic area where the property is located. In the case of apartment communities, such standardized leases generally have terms of one year or less. All prospective residents for our apartment communities will be required to submit a credit application.

Hospitality

We may also acquire hospitality properties that meet our opportunistic investment strategy. Such investments may include limited-service, extended-stay and full-service lodging facilities as well as all-inclusive resorts. We may acquire existing hospitality properties or properties under construction and development. We initially expect to acquire existing, income-producing hospitality properties; additionally, we may acquire properties with growth potential achievable through various strategies, such as brand repositioning, market-based recovery or improved management practices. If we acquire lodging properties, we may lease the property to a TRS in which we will own a 100% ownership interest or may lease the property to an independent property manager.

In the hospitality, senior living and other real estate assets requiring renovation and/or retenanting or loan modification or refinancing our advisor’s sub-advisor, Oxford, will concentrate on all of the requisite areas for successful investing including: originating acquisitions (often through proprietary channels), capital raising, investment and financial structuring, underwriting, due diligence, redevelopment, development and construction management, asset management, investment management, investor reporting, property operations, accounting, purchasing and procurement, interior design and project management and dispositions.

Joint Venture Investments

We are likely to enter into joint ventures, partnerships, tenant-in-common investments or other co-ownership arrangements with third parties as well as entities affiliated with our advisor, including the sub-advisors to our advisor, for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets. We may also enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other third parties for the purpose of developing, owning and operating real properties. A joint venture creates an alignment of interest with a private source of capital for the benefit of our stockholders, by leveraging our acquisition, development and management expertise in order to achieve the following four primary objectives: (1) increase the return on invested capital; (2) diversify our access to equity capital; (3) "leverage" invested capital to promote our brand and increase market share; and (4) obtain the participation of sophisticated partners in our real estate decisions. We may only invest in joint ventures if a majority of our directors, including a majority of our independent directors, approve the transaction as fair, competitive and commercially reasonable. In determining whether to invest in a particular joint venture, our advisor will evaluate the real property that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Form 10-K for our selection of real property investments.

We intend to enter into joint ventures with affiliates of our sponsor or our advisor or with other future Plymouth-sponsored programs. However, we may only do so if a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by other joint venturers.

In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise any right of first refusal that we may have. In the event that any joint venture with an entity affiliated with our advisor holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property. Entering into joint ventures with other future Plymouth-sponsored programs will result in certain conflicts of interest.

Borrowing Policies

Although we will strive for diversification, the number of different properties that we can acquire will be affected by the amount of funds available to us. We intend to use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed "net assets" (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in a quarterly report on Form 10-Q along with the justification for such excess borrowing. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 65% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 65% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

By operating on a leveraged basis, we expect that we will have more funds available to us for investments. This will allow us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although we expect our liability for the repayment of indebtedness to be limited to the value of the property securing the liability and the rents or profits derived therefrom, our use of leverage increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be limited. Our advisor will use its best efforts to obtain financing on the most favorable terms available to us. Lenders may have recourse to assets not securing the repayment of the indebtedness.

Our advisor will refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in property ownership if refinancing proceeds are reinvested in real estate.

We may not borrow money from any of our directors or from our advisor and its affiliates unless such loan is approved by a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction, upon a determination by such directors that the transaction is fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.

Disposition Policies

We intend to hold each asset we acquire for an extended period of time, generally five to seven years. The determination of whether an asset will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for our stockholders and other factors. The requirements for qualification as a REIT for U.S. federal income tax purposes also will put some limits on our ability to sell assets after short holding periods. However, in accordance with our investment objective of achieving maximum capital appreciation, we may sell a particular property or other asset before or after this anticipated holding period if, in the judgment of our advisor and our board of directors, selling the asset is in our best interest. The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, whether the value of the property or other investment is anticipated to decline substantially, whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives, whether disposition of the asset would allow us to increase cash flow, and whether the sale of the asset would constitute a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT. Our ability to dispose of property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, a REIT that sells property other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a "dealer" and subject to a 100% penalty tax on the net income from any such transaction. As a result, our board of directors will attempt to structure any disposition of our properties to avoid this penalty tax through reliance on safe harbors available under the Internal Revenue Code for properties held at least two years or through the use of a TRS.

When we determine to sell a particular property or other investment, we will seek to achieve a selling price that maximizes the capital appreciation for our stockholders based on then-current market conditions. We cannot assure our stockholders that this objective will be realized. The selling price of a leased property will be determined in large part by the amount of rent payable by the tenants. With respect to apartment communities, the selling price will be determined in large part by the amount of rent payable by the residents. When determining the selling price of hospitality properties, we will consider such factors as expected future cash flow from the properties as well as industry-specific information. The terms of payment will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions.

Depending upon then prevailing market conditions, it is our intention to consider beginning the process of listing our shares on a national securities exchange within seven years after the termination of our primary offering. If we do not begin the process of listing our shares within seven years of the termination of our primary offering, our charter requires that we:

•	seek stockholder approval of the liquidation of the Company; or
•	if a majority of our board of directors (including a majority of the members of the corporate governance committee) determines that liquidation is not then in the best interests of our stockholders, postpone the decision of whether to liquidate the Company

If a majority of our board of directors (including a majority of the members of the corporate governance committee) determines that liquidation is not then in the best interests of our stockholders, our charter requires that the corporate governance committee revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of our board of directors (including a majority of the members of the corporate governance committee) again determined that liquidation would not be in the best interests of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the corporate governance committee to revisit the issue of liquidation, and we could continue to operate as before. If we sought and obtained stockholder approval of our liquidation, we would begin an orderly sale of our properties and other assets. The precise timing of such sales would take into account the prevailing real estate and financial markets, the economic conditions in the submarkets where our properties are located and the debt markets generally as well as the federal income tax consequences to our stockholders. In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders. Market conditions and other factors could cause us to delay the commencement of any liquidation or to delay the listing of our shares on a national securities exchange beyond seven years from the termination of our public offering. Even after we decide to liquidate, we are under no obligation to conclude our liquidation within a set time because the timing of the sale of our assets will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and federal income tax effects on stockholders that may prevail in the future, and we cannot assure our stockholders that we will be able to liquidate our assets. After commencing liquidation, we would continue in existence until all properties are sold and our other assets are liquidated.

Tax Status

The Company will elect to be taxed as a REIT under the Internal Revenue Code beginning with the taxable year ending December 31, 2012. As a REIT, the Company is generally not subject to Federal income tax (including any applicable alternative minimum tax) to the extent that it distributes at least 90% of its REIT taxable income to stockholders.

The Company may, however, be subject to certain Federal excise taxes and state and local taxes on its income and property. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent taxable years. REITs are subject to a number of organizational and operational requirements under the Code. See "Item 1A – Risk Factors – REIT Related Risks" for additional tax status information.

Employees

We employed 12 individuals including marketing professionals, investment professionals, operations professionals and administrative staff as of December 31, 2011. In addition, we have employment agreements with our executive officers. Our operations are conducted from our Boston, Massachusetts office. We believe the relationship with our employees is good.

COMPETITION

The United States commercial real estate investment and leasing markets remain competitive. We face competition from various entities for acquisition opportunities in our proposed investments, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may been able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. In addition, there are numerous REITs with asset acquisition objectives similar to ours and others may be organized in the future, which may increase competition for investments suitable for us. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering. Further, as a result of their great resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

securities exchange act reports

The Company maintains an internet site at the following address: www.plymouthreit.com. We are providing the address to our internet site solely for the information of our stockholders. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with the SEC.

ITEM 1A. Risk Factors

Risks Related to an Investment in Plymouth Opportunity REIT

We have no prior operating history or established financing sources and, as a result, our stockholders may lose all or part of their investment.

We were formed in March 2011, and we have no operating history. As of December 31, 2011, we had not acquired any properties or other investment nor did we have any operations or independent financing.

Moreover, neither our advisor nor we have any established financing sources. Presently, both we and our advisor are funded by capital contributions from our sponsor, Plymouth Group Real Estate. If our capital resources, or those of our advisor, are insufficient to support our operations, we will not be successful.

Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	Identify and acquire investments that further our investment strategies;

•	Increase awareness of the Plymouth Opportunity REIT name within the investment products market;

•	Attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	Respond to competition for our targeted real estate properties and other investments as well as for potential investors in us; and

•	Continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.

There is no public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares. If they are able to sell their shares, they may have to sell them at a substantial discount from the public offering price.

There is no public market for our shares. In addition, the price a stockholder receives for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments. The minimum purchase requirements and suitability standards imposed on investors in our offering also apply to subsequent purchasers of our shares. If our stockholders are able to find buyers for their shares, they may not sell their shares to such buyers unless the buyers meet the suitability standards applicable to them, which may inhibit the ability of our stockholders to sell their shares. Our board of directors may reject any request for redemption of shares or amend, suspend or terminate our share redemption program at any time. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. Our stockholders may not be able to sell their shares in the event of an emergency, and, if our stockholders are able to sell their shares, they may have to sell them at a substantial discount from the public price. It is also likely that our stockholders' shares would not be accepted as the primary collateral for a loan.

We may suffer from delays in locating suitable investments, which could adversely affect the return on our stockholders' investments.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our property manager in the selection of tenants and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more shares we sell in our offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for the investments described in one or more supplements to our prospectus, our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the property manager. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

We could suffer from delays in locating suitable investments as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other future Plymouth sponsored programs, some of which have investment objectives and employ investment strategies that are similar to ours. Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more future Plymouth sponsored programs are seeking to invest in similar properties.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (Exchange Act). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of distributions attributable to those particular properties.

Delays we encounter in the selection, acquisition and development of properties could adversely affect the returns of our stockholders. In addition, if we are unable to invest our offering proceeds in real properties in a timely manner, we will hold the proceeds of our public offering in an interest-bearing account invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

Distributions will not be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

We will not pay distributions until we generate net operating cash flow under GAAP sufficient to pay distributions to our stockholders. We will not make distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow. There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available from real estate investments and investments in real estate-related securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time. Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, that loans will generate the interest payments that we expect, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans, other investments or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•	Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•	There may be a delay between the sale of the common stock and our purchase of real properties. During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on our stockholders' investment.

•	If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•	Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders to maintain REIT status, and 100% of taxable income and net capital gain to avoid federal income tax. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•	In connection with future property acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to our stockholders. If we issue additional shares, they could reduce the cash available for distributions to our existing stockholders.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital. We cannot assure our stockholders that sufficient cash will be available to make distributions to them.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and payment of distributions.

Our advisor and its affiliates will perform services for us in connection with, among other things, the offer and sale of our shares and the administration of our investments. They will be paid fees for these services. These fees will reduce the amount of cash available for investment or distributions to stockholders. Until we generate operating cash flow sufficient to pay distributions to our stockholders, our advisor may, but is not obligated to, defer the reimbursement of certain expenses and the payment of fees.

Our board of directors may change our investment policies and objectives generally and at the individual investment level without stockholder approval, which could alter the nature of our stockholders' investments.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. In addition to our investment policies and objectives, we may also change our stated strategy for any investment in an individual property. Our charter sets forth the stockholder voting rights required to be set forth therein under the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (NASAA REIT Guidelines). Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	increase or decrease the aggregate number of our shares;

•	increase or decrease the number of our shares of any class or series that we have the authority to issue;

•	classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;

•	effect reverse stock splits;

•	after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law;

•	our liquidation and dissolution; and

•	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

All other matters are subject to the discretion of our board of directors.

We may have to make decisions on whether to invest in certain properties, without detailed information on the property.

To effectively compete for the acquisition of properties and other investments, our advisor and board of directors may be required to make decisions or post substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions. In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

We are engaged in a blind pool offering, so our stockholders will not have the opportunity to evaluate our investments before we make them.

Because we did not own any investments and had not yet identified any other investments for which to apply proceeds from our offering of December 31, 2011, we are not able to provide our stockholders with information to evaluate our investments prior to acquisition. We will seek to invest substantially all of our offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate and real estate-related assets. We have established policies relating to the creditworthiness of tenants and managers, but our board of directors will have wide discretion in implementing these policies, and our stockholders will not have the opportunity to evaluate potential tenants or managers. In light of our desire to purchase properties that we believe present an opportunity for enhanced future value, the creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property. We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit. In such cases, our strategy will include repositioning the property to attract new, more creditworthy tenants.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of our stockholders' investments in us will fluctuate with the performance of the specific investments we make.

Our public offering is being made on a "best efforts" basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure our stockholders of the amount of proceeds that will be raised in our offering. If we are unable to raise substantial funds in our offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we acquire. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In the event we are not able to raise a substantial amount of offering proceeds, we will most likely make our investments through one or more joint ventures with third parties and may only be able to make one investment. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders' investments in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected.

We and our advisor have a limited operating history, we have no established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of Plymouth may not be indicative of our future results.

We and our advisor have only limited operating histories. We were incorporated in March 2011, commenced operations in March 2011 and, as of December 31, 2011, did not own any investments.

Moreover, we have no established financing sources other than our offering proceeds. If our capital resources are insufficient to support our operations, we will not be successful.

Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors in us; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investments.

Our dealer manager has a limited operating history and it may not be successful in conducting our public offering, which would adversely impact our ability to implement our investment strategy.

We have retained Plymouth Real Estate Capital LLC, an affiliate of our advisor, to conduct our offering. Plymouth Real Estate Capital has a limited operating history. Our offering is the first public offering conducted by our dealer manager. The success of our offering, and our ability to implement our business strategy, depends upon the ability of Plymouth Real Estate Capital to build and maintain a network of broker-dealers to sell our shares to their clients. Some or all of the broker-dealers in this network have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to recommend to their clients, which may make selling our shares to their clients more difficult. If Plymouth Real Estate Capital is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of Messrs. Jeffrey Witherell, our chief executive officer, and Pendleton White, our president and chief investment officer, and Ms. Donna Brownell, our chief operating officer, certain executive officers and other key personnel, of us, our advisor and its affiliates, each of whom would be difficult to replace. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure our stockholders that our advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure our stockholders that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve internalizing our management functions. If we internalize our management functions, we may elect to negotiate to acquire our advisor’s assets and personnel. Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our advisor or its affiliates for one year from the termination of the agreement. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of our stockholders' interests and could reduce the net income per share and funds from operations per share attributable to our stockholders' investments.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute our stockholders' investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

As currently organized, we will not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties, which could result in us being sued and incurring substantial litigation associated costs in connection with the internalization transaction.

We may lose key personnel as a result of internalization of management functions.

If we internalize our management functions, or if any future Plymouth-sponsored entity decides to internalize its organization’s functions, certain of the key employees of our advisor may elect to remain as employees of our sponsor or such other affiliate and, therefore, no longer work for our company. Competition for persons with skills necessary to manage the day-to-day operations of our company is intense and there can be no assurance that we would be successful in attracting and retaining comparable employees. Sustained loss of such employees could have a material adverse effect on our business operations.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders' and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our independent director shall not be liable to us or our stockholders for monetary damages, and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and the Company may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders' and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.

If our sponsor, our advisor or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our sponsor, our advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our sponsor, our advisor or its affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and our stockholders' returns on their investments could be negatively affected.

If we fail to list our shares or otherwise liquidate our assets, our stockholders may be required to hold their shares indefinitely.

If we do not begin the process of listing our shares within seven years of the termination of our primary offering and if we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and we could continue to operate as before. In that event, there will be no public market for the shares of our common stock and our stockholders may be required to hold their shares indefinitely.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Because our sponsor and our advisor are not prohibited from creating further real estate programs that may use investment strategies that are similar to ours, our advisor and its and our executive officers may face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

If our sponsor or our advisor were to create additional real estate programs, there may be periods during which one or more Plymouth sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Plymouth sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Plymouth sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our advisor may become the executive officers of other Plymouth sponsored REITs and their advisors, the general partners of Plymouth sponsored partnerships and/or the advisors or fiduciaries of other Plymouth sponsored programs, and these entities are and will be under common control. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Plymouth sponsored program. In the event these conflicts arise, we cannot assure our stockholders that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Plymouth sponsored programs decide whether to allocate any particular property to us or to another Plymouth sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where future Plymouth sponsored programs own properties. If one of the other Plymouth sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf because other Plymouth sponsored programs may be competing with us for such investments. Our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Plymouth Real Estate Investors and its affiliates, including all of our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor, Plymouth Real Estate Investors, and its affiliates, including our dealer manager, are entitled to fees from us under the terms of the advisory agreement and dealer manager agreement. Each of our advisor and dealer managers is an affiliate of ours. As a result, our stockholders do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated parties when these agreements were negotiated. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;
24

•	our public offering, which entitles Plymouth Real Estate Capital to dealer manager fees and will likely entitle our advisor to increased acquisition and asset management fees;
•	property transactions, which will result in the issuance to our sponsor of shares of our common stock;
•	property acquisitions from third parties, which entitle our advisor to asset management fees;
•	borrowings to acquire properties, which borrowings will increase the asset management fees payable to our advisor; and
•	whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor’s key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor.

Under the advisory agreement with our advisor, we are obligated to pay our advisor an annual fee based on the cost (including any associated debt) of any investments that we acquire. As a result, the fee our advisor receives in connection with the purchase of an asset is based on the cost of the investment and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier and more costly transactions to us.

Our advisor will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements that we may enter with affiliates of our sponsor or our advisor or with other future Plymouth sponsored programs, which could result in a disproportionate benefit to affiliates of our sponsor or advisor or to another Plymouth sponsored program.

We are likely to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with future Plymouth sponsored programs, with affiliates of our sponsor or advisor or with the sub-advisors of our advisor, including the Haley Group, and their affiliates, for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. These Plymouth sponsored programs are likely to include single-client, institutional-investor accounts in which Plymouth has been engaged by an institutional investor to locate and manage real estate investments on behalf of an institutional investor and with which such sponsor or advisor affiliate may invest. The executive officers of our advisor may also be the executive officers of other future Plymouth sponsored REITs and their advisors, the general partners of other Plymouth sponsored partnerships and/or the advisors or fiduciaries of other Plymouth sponsored programs. These executive officers would face conflicts of interest in determining which Plymouth sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Plymouth sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture. Further, the fiduciary obligations that our advisor or our board of directors may owe to a co-venturer, co-tenant or partner affiliated with our sponsor or advisor may make it more difficult for us to enforce our rights.

In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Plymouth sponsored program or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and our stockholders may face certain additional risks. In addition, in the event we enter into a joint venture with a future Plymouth sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Plymouth sponsored program’s liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another Plymouth sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because it is likely that the sponsor and us will have control any future Plymouth sponsored programs, agreements and transactions among the parties with respect to any joint venture, or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under those joint ventures, neither co-venturer may have the power to control the venture, nor under certain circumstances, could an impasse be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner; our ability to sell such interest may be adversely impacted by such right.

Our advisor’s executive officers and key personnel and the executive officers and key personnel that conduct our day-to-day operations and our public offering may face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon the executive officers of our advisor and the executive officers and employees of Plymouth Real Estate Investors, our advisor, to conduct our day-to-day operations and our public offering. These persons may also conduct the day-to-day operations of other future Plymouth sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our advisor, which could diminish the value of the services they provide to us.

Each of our executive officers is also an officer of our advisor, our dealer manager and other entities affiliated with our advisor. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, including future Plymouth sponsored programs, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our dealer manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because we rely on affiliates of Plymouth Group Real Estate for the provision of advisory, property management and dealer manager services, if Plymouth Group Real Estate is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Plymouth Group Real Estate, through one or more of its subsidiaries or affiliates, owns and controls our advisor, our property manager and our dealer manager. The operations of our advisor and our dealer manager rely substantially on Plymouth Group Real Estate. Plymouth Group Real Estate is largely dependent on fee income from us. Recent and ongoing global economic concerns could adversely affect the amount of such fee income. In the event that Plymouth Group Real Estate becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of our stockholders' investments in us. Further, given the non-compete agreements in place with Plymouth Group Real Estate’ employees and the non-solicitation agreements we have with our advisor, it would be difficult for us to utilize any current employees that provide services to us.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding shares of common or preferred stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide our stockholders with the opportunity to receive a control premium for their shares.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our charter permits our board of directors to issue up to 1,010,000,000 shares of capital stock. Our board of directors, without any action by our stockholders, may (1) increase or decrease the aggregate number of shares, (2) increase or decrease the number of shares of any class or series we have authority to issue or (3) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or
•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and
•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides a second anti-takeover statute, the Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. "Control shares" are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. The control share acquisition statute does not apply (1) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) to acquisitions approved or exempted by a corporation’s charter or bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

Our stockholders' investment returns may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intends to register as investment companies under the Investment Company Act. If we or any of our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a) (1) of the Investment Company Act, an "investment company" is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which criteria we refer to as the primarily engaged test; and
•	is engaged in or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which criteria we refer to as the "40% test." "Investment securities" excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We intend to structure our investments so that we, our operating partnership and our other subsidiaries will not meet either of the tests above and, accordingly, will not be deemed to be an investment company. Each of our subsidiaries will primarily own real estate assets and will limit its investments in real estate related assets so that it will not meet the definition of an "investment company" under the Investment Company Act. With respect to the 40% test, most of the entities through which we and our operating partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our operating partnership are holding companies and do not intend to invest or trade in securities ourselves. Through the majority owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the ownership of real estate assets through the non-investment company businesses of these subsidiaries.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, SEC staff interpretations with respect to various types of assets are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exception from the Investment Company Act.

If the market value or income potential of our real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Our stockholders may not be able to sell their shares under the share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our board of directors approved a share redemption program, but our share redemption program is currently limited to redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence. There are many other limitations on our stockholders' ability to sell their shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from our distribution reinvestment plan during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.

Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend or amend the share redemption program at any time. Therefore, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program.

We may not successfully implement our exit strategy, in which case our stockholders may have to hold their investments for an indefinite period.

Depending upon then prevailing market conditions, it is our intention to consider beginning the process of listing our shares on a national securities exchange within seven years after the termination of our primary offering. If we do not begin the process of listing our shares within this time period, our charter requires that we:

•	seek stockholder approval of the liquidation of the Company; or
•	if a majority of our board of directors (including a majority of the members of the corporate governance committee) determines that liquidation is not then in the best interests of our stockholders, postpone the decision of whether to liquidate the Company.
30

If a majority of our board of directors (including a majority of the members of the corporate governance committee) determines that liquidation is not then in the best interests of our stockholders, our charter requires that the corporate governance committee revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of our board of directors (including a majority of the members of the corporate governance committee) again determined that liquidation would not be in the best interest of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the corporate governance committee to revisit the issue of liquidation, and we could continue to operate as before. If we sought and obtained stockholder approval of our liquidation, we would begin an orderly sale of our properties and other assets. The precise timing of such sales would take into account the prevailing real estate and financial markets, the economic conditions in the submarkets where our properties are located and the debt markets generally as well as the federal income tax consequences to our stockholders. In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders.

Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange beyond seven years from the termination of our offering. If so, our board of directors and our corporate governance committee may conclude that it is not in our best interest to hold a stockholders meeting for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our corporate governance committee, to defer such a stockholder vote indefinitely. Therefore, if we are not successful in implementing our exit strategy, our shares will continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert their investments into cash easily with minimum loss.

We established the offering price for our shares on an arbitrary basis; as a result, the offering price of our shares is not related to any independent valuation.

Our board of directors arbitrarily set the offering price of our shares of common stock for our public offering, and this price bears no relationship to the book or net value of our assets or to our expected operating income. We adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually, but this estimated value is subject to significant limitations. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which our board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of their shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

Our stockholders' interests in Plymouth Opportunity REIT will be diluted if we or Plymouth Opportunity OP issues additional securities.

Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, and 10,000,000 shares are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter to increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, and may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. Shares will be issued in the discretion of our board of directors. Our stockholders will likely experience dilution of their equity investment in us in the event that we: (1) sell additional shares in our offering or issue additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of common stock upon the exercise of any options granted to our independent directors or employees of our advisor or its affiliates, (6) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Plymouth Opportunity OP. In addition, the partnership agreement for Plymouth Opportunity OP contains provisions that allow, under certain circumstances, other entities, including other Plymouth sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Plymouth Opportunity OP. Because the limited partnership interests of Plymouth Opportunity OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Plymouth Opportunity OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.

We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all of the gross proceeds of our public offering will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to our offering. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure our stockholders that such sources of funding will be available to us for potential capital needs in the future.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions may cause the tenants in any properties we own to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure our stockholders that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

We may not be able to realize the full financial benefits from any sale-leaseback transaction we enter into.

We may from time to time, acquire a property and then lease it back to the seller in a transaction referred to as a "sale-leaseback." Although we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

The global financial markets have undergone pervasive and fundamental disruptions. The disruption has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards. These conditions have and may continue to materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

•	the financial condition of our tenants may be adversely affected, which result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which results in a decrease in our occupancy levels;
•	an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;
•	significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;
•	credit spreads for major sources of capital may continue to widen as stockholders demand higher risk premiums, resulting in lenders increasing the cost for debt financing;
•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels, reduce our ability to pursue acquisition opportunities if any, and increase our interest expense;
33

•	a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;
•	the value of certain of our properties may have decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•	the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors; and
•	one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions. If the conditions continue, our board may reduce or cease our distributions in order to conserve cash.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on our stockholders' investments and affect cash available for distribution to our stockholders.

We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the party owing money in the hedging transaction may default on its obligation to pay; and
•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or it’s clearing house, or regulated by any U.S. or foreign governmental authorities and involves risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

General Risks Related to Investments in Real Estate

Our opportunistic property-acquisition strategy involves a higher risk of loss than more conservative investment strategies.

Our strategy for acquiring properties may involve the acquisition of properties in markets that are temporarily depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

Our opportunistic property-acquisition strategy will include investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and shareholders equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;
•	changes in supply of or demand for similar or competing properties in an area;
•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•	the illiquidity of real estate investments generally;
•	changes in tax, real estate, environmental and zoning laws; and
•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry and have a disproportionate adverse effect on the value of our investments.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on our stockholders' investments.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to stockholders. In addition, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may enter into long-term leases with tenants in certain properties, which may not result in fair market rental rates over time.

We may enter into long-term leases with tenants of certain of our properties, or include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our cash available for distribution could be lower than if we did not enter into long-term leases.

Many of our investments will be dependent on tenants for revenue, and lease terminations could reduce our ability to make distributions to stockholders.

The success of our real property investments often will be materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure our stockholders that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements. Additional borrowing for capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time, except upon our liquidation.

The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower our stockholders' overall returns.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with future Plymouth programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.

Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;
•	the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;
•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•	the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or
•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect our stockholders' returns.

Our advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, such as with marinas, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on our stockholders' investments.

We may invest some or all of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time commence development activity or make acquisitions outside of other than existing market areas or the property classes of our primary focus if appropriate opportunities arise. Our historical experience in evaluating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property, which may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

We may invest in apartment communities and short-term apartment leases, which may expose us to the effects of declining market rent and which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

To the extent we invest in apartment communities, we will face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.

Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family homes, as well as owner-occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Moreover, the residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources, including from other apartment communities both in the immediate vicinity and the broader geographic market where our apartment communities will be located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. We may be required to expend substantial sums to attract new residents.

In connection with the recent and ongoing global economic concerns, to the extent we invest in apartment communities, we may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment communities we may invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our failure to integrate acquired communities and new personnel could create inefficiencies and reduce the return of our stockholders' investments.

We must be able to integrate new management and operations personnel as our organization grows in size and complexity. Failures in either area will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

If we acquire lodging facilities, we will be dependent on the third-party managers of those facilities.

In order to qualify as a REIT, we will not be able to operate any hotel properties that we acquire or participate in the decisions affecting the daily operations of our hotels. We anticipate that we will lease any hotels we acquire to a TRS in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

We will depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

If we acquire lodging properties, we may have to make significant capital expenditures to maintain them.

Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we will be responsible for the costs of these capital improvements, which give rise to the following risks:

•	cost overruns and delays;
•	renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;
•	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and
•	the risk that the return on our investment in these capital improvements will not be what we expect.

If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow to fund future capital improvements.

General economic conditions and discretionary consumer spending may affect certain of the properties we acquire and lower the return on our stockholders' investments.

The operations of certain properties in which we may invest, such as hotels and recreation and leisure properties will depend upon a number of factors relating to discretionary consumer spending. Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own properties and adversely affect the operation of those properties. Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities. Certain of the classes of properties that we may acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.

In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would reduce our operating results.

The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such laws. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to our stockholders.

Any apartment communities we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our apartment communities where such removal is readily achievable. The Disabilities Act does not, however, consider residential properties, such as apartment communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

If we invest in apartment communities, we must comply with the Fair Housing Amendment Act, which may decrease our cash flow from operations.

We also must comply with the Fair Housing Amendment Act of 1988 (FHAA), which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash or in exchange for other property. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our business risks.

We expect that in most instances we will acquire real properties and other real estate-related investments by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds to acquire additional properties and other investments.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our "net assets" (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors. In addition to our charter limitation, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 65% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 65% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. For these purposes, the value of our assets is based on methodologies and policies determined by the board of directors and may include, but do not require, independent appraisals.

If there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss because (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected. In addition, because our goal is to be in a position to liquidate our assets within seven years after the termination of our primary offering, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives over this period of time may present more risks to our stockholders than comparable real estate programs that have a longer intended duration and that do not utilize borrowing to the same degree.

If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the amount of cash distributions we can make.

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates and our income could be reduced. If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace Plymouth Real Estate Investors as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to our stockholders.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on our stockholders' investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders' investments.

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 65% of the aggregate value of our assets, but we may exceed this limit under some circumstances. Such debt may be at a level that is higher than REITs with similar investment objectives or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investments.

Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

We may invest in real estate-related securities of both publicly traded and private real estate companies. Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Form 10-K, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

We expect that a portion of any real estate-related securities investments we make will be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate-related securities investments to be reduced.

Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed-income securities such as preferred and debt securities, and to a lesser extent dividend-paying common stock. Generally, when market interest rates rise, the market value of these securities declines, and vice versa. In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing. As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities. As a result, repurchases decrease, thereby extending the average maturity of the securities. We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Our dependence on the management of other entities in which we invest may adversely affect our business.

We may not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower or acquiring debt or equity securities of a company, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans

We have relatively less experience investing in mortgage, bridge, mezzanine or other loans as compared to investing directly in real property, which could adversely affect our return on loan investments.

The experience of our advisor and its affiliates with respect to investing in mortgage, bridge, mezzanine or other loans is not as extensive as it is with respect to investments directly in real properties. However, we may continue to make such loan investments to the extent our advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans in the event we sell them.

If we invest in fixed-rate, long-term mortgage, bridge or mezzanine loans and interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage, bridge or mezzanine loans, our returns on those loans and the value of our stockholders' investments will be subject to fluctuations in interest rates.

Delays in liquidating defaulted mortgage, mezzanine or bridge loans could reduce our investment returns.

If there are defaults under our loans, we may not be able to repossess and sell quickly any properties securing such loans. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. If borrowers of these loans are real estate developers, our investments may involve additional risks, including dependence for repayment on successful completion and operation of the project, difficulties in estimating construction or rehabilitation costs and loan terms that often require little or no amortization. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan, debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods"), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment.

Returns on our mortgage, bridge or mezzanine loans may be limited by regulations.

The mortgage, bridge or mezzanine loans in which we invest, or we make, may be subject to regulation by federal, state and local authorities and/or regulation by foreign jurisdictions and subject to various laws and judicial and administrative decisions. We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner. See "General Risks Related to Investments in Real Estate" above.

The liquidation of our assets may be delayed as a result of our investment in mortgage, bridge or mezzanine loans, which could delay distributions to our stockholders.

The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. If our advisor determines that it is in our best interest to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all of our properties.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. We cannot assure our stockholders that we will satisfy the REIT requirements in the future. If we fail to qualify as a REIT for any taxable year, and we are not able to avail ourselves of certain relief provisions, we will be subject to federal income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on our stockholders' investments.

New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to qualify as a REIT would adversely affect our stockholders' returns on their investments.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

In light of our opportunistic investment strategy, it is possible that one or more sales of our properties may be considered "prohibited transactions" under the Internal Revenue Code. Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all net income that we derive from such sale would be subject to a 100% penalty tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our opportunistic investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS prior to the sale. However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the gain from such sale will be distributable by us to our stockholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we could fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on our stockholders' investments.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. If this income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status. We will use commercially reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect the return on our stockholders' investments.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, they will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless they are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.

We intend to maintain the status of Plymouth Opportunity OP, our operating partnership, as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as an entity taxable as a partnership, Plymouth Opportunity OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions and the return on our stockholders' investments. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a "prohibited transaction," such income will be subject to a 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce the cash available to us for distribution to our stockholders.

Legislative or regulatory action could adversely affect the returns to our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2011. One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders in the form of deductible dividends, and we thus expect to avoid the "double taxation" to which other corporations are typically subject.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact our REIT status.

If we participate under a loan in any appreciation of the properties securing the mortgage loan or its cash flow we might have to recognize income, gains and other items from the property for federal income tax purposes. This could affect our ability to qualify as a REIT and could result in our having income from "prohibited transactions."

Our investments in debt instruments may cause us to recognize "phantom income" for federal income tax purposes even though no cash payments have been received on the debt instruments.

It is expected that we may acquire debt instruments in the secondary market for less than their face amount (which may result in a portion of the interest payable on such debt instruments not consisting of qualifying income for purposes of the 75% REIT income test even though such debt instruments may be secured by a mortgage on real property). The amount of such discount will generally be treated as "market discount" for federal income tax purposes. We may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. Provided we satisfy certain requirements outlined by the Internal Revenue Service in a recent Revenue Procedure, this deemed reissuance should not prevent the modified debt from qualifying as a good REIT asset notwithstanding any decrease in value of the underlying security.

In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income.

As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this "phantom income" is recognized.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual or deemed amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid imposition of excise taxes.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Risks Related to Investments by Individual Retirement Accounts (IRAs) and Benefit Plans Subject to ERISA

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(K) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, it could be subject to criminal and civil penalties or jeopardize the qualified status of the employee pension benefit plan investing in our stock.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations and other under ERISA and the Internal Revenue Code;
•	the investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s or account’s investment policy;
•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;
•	the investment satisfies other applicable provisions of ERISA and the Internal Revenue Code;
•	the investment in our shares, for which there is no public trading market exists, is consistent with the liquidity needs of the plan or IRA;
52

•	the investment will not produce "unrelated business taxable income" for the plan or IRA (see explanation below);
•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

We have adopted a valuation policy in respect of estimating the per share value of our common stock and expect to disclose such estimated value annually, but this estimated value is subject to significant limitations. Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board of directors believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of their shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common stock; see "ERISA Considerations."

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We intend to invest in and manage a diverse portfolio of real estate properties and real estate-related assets. As of December 31, 2011, we had not broken escrow in our initial public offering. We also had not acquired, originated or contracted to make any investment nor had we identified any assets in which there is a reasonable probability that we will invest.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our financial statements.

There are no legal proceedings at this time.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 11, 2011, we had 20,000 shares of common stock outstanding, all of which were held by our sponsor, Plymouth Group Real Estate LLC. The number of stockholders is based on the records of ACS Securities Services, which serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

To assist the Financial Industry Regulatory Authority ("FINRA") members and their associated persons that participate in our initial public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, Plymouth Real Estate Investors, our advisor, estimated the value of our shares of common stock as $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) as it’s estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when our offering stage is complete, we do not consider a "public equity offering" to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.

Although the initial estimated value represents the price at which most investors will purchase shares in our primary offering, this reported value will likely differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from our primary public offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (3) the estimated value does not take into account how market fluctuations will affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (4) the estimated value does not take into account how developments related to individual assets increase or decrease the value of our portfolio.

Distribution Information

We expect to authorize and declare distributions based on daily record dates, and we expect to pay distributions on a monthly basis. The rate will be determined by the board of directors based on our financial condition and such other factors as our board of directors deems relevant. The board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

We will only pay distributions to our stockholders from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions. We may also fund distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. We will not to use the proceeds of our initial public offering to pay distributions.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On November 1, 2011, our Registration Statement on Form S-11 (File No. 333-173048), covering a public offering of up to 50,000,000 shares of common stock in our primary offering and 15,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on November 1, 2011 upon retaining Plymouth Real Estate Capital, an affiliate of our advisor, as the dealer manager of our offering. We are offering 50,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $500 million, or $10.00 per share with discounts available to certain categories of purchasers. The 15,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $142.5 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. If we have not sold all of the shares within two years, we may continue this offering until November 1, 2014. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2011, we had not broken escrow in our initial public offering. As such, no dealer manager fees or selling commissions have been paid or incurred in connection with the sale of shares in our offering. As of December 31, 2011, Plymouth Real Estate Investors, our advisor, has incurred organization and offering costs on our behalf of approximately $2,208,000. These costs are not recorded in our consolidated financial statements as of December 31, 2011 because such costs are not a liability to us until we have raised the minimum offering amount in our initial public offering. Once we have raised the minimum offering amount in our initial public offering, we will only be liable to reimburse our advisor for these costs up to an amount that does not cause total organization and offering expenses incurred by us, when combined with selling commissions and dealer manager fees, to exceed 15% of the gross proceeds from our initial public offering.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program, capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by any financings of our investments in real estate properties; funding obligations under any of our real estate loans receivable; investments in real estate properties and real estate-related assets and the repayment of debt.

In connection with our organization, on March 11, 2011, we issued 20,000 shares of our common stock to Plymouth Group Real Estate at a purchase price of $10.00 per share for an aggregate purchase price of $200,000. We issued these shares in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable future stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•	Unless the shares are being redeemed in connection with a stockholder's death, "qualifying disability" or "determination of incompetence" (each as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.
•	During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.
•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Under the program, we will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;
•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;
•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and
•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder's death, "qualifying disability" or "determination of incompetence" will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter and will report such estimated values to our stockholders in our annual report, our quarterly reports, or in a current report on Form 8-K, as appropriate. We will also provide information about our estimated value per share on our web site (such information may be provided by means of a link to our public filings on the SEC's web site, http://www.sec.gov). "Public equity offering" for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

At the sole discretion of the REIT, we may amend, suspend or terminate the program upon 30 days' notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

As of December 31, 2011, we had not redeemed any shares under our share redemption program because no shares were eligible for redemption. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2011, and accordingly, we have no funds available for redemption under the share redemption program in 2012.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of this Form 10-K.

General

We were formed in March 2011 as a Maryland corporation and intend to qualify as a REIT beginning with the taxable year December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, an affiliate of our advisor, to act as the dealer manager of the offering. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.

We intend to use substantially all of the proceeds from our ongoing initial public offering to acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our stockholders. We intend to primarily acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties; additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. We expect to make our investments in real estate assets located in the United States. Our investment strategy is designed to provide our stockholders with a diversified portfolio of real estate assets.

As of December 31, 2011, we had not broken escrow in our initial public offering or acquired, originated or contracted to make any investments. We also have not identified any assets in which there is a reasonable probability that we will invest. Further, we had not identified any particular markets or asset types on which we intend to focus, and the exact markets and asset types that will ultimately be targeted by our advisor will depend upon its evaluation of property prices and other economic considerations impacting the particular markets.

Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with attractive investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. As of December 31, 2011, we had not identified any properties or other investments in which there is a reasonable probability that we will invest.

Plymouth Real Estate Investors is our advisor. As our advisor, Plymouth Real Estate Investors will manage our day-to-day operations and our portfolio of real estate properties and real estate-related assets. Plymouth Real Estate Investors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the members of the corporate governance committee, not otherwise interested in the transaction. Plymouth Real Estate Investors will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2012. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2012, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate and purchase and originate real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. Through December 31, 2011, the Sponsor has incurred approximately $2,208,000 of costs on behalf of the Company, of which $ 1,932,000 of organizational costs have been paid. The Company will not reimburse the Sponsor for these costs unless and until the Company has raised gross offering proceeds of a minimum of $2,500,000. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offerings or to expense if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

We will not sell any shares in our public offering unless we raise a minimum of $2,500,000 in gross offering proceeds from persons who are not affiliated with us, our sponsor or our advisor. If we are unable to raise substantially more funds in the our offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

We currently have no outstanding debt. Once we have fully invested the proceeds of our public offering, we expect our debt financing to be between 50% and 65% of the value of our assets. Our charter does not limit us from incurring debt until our borrowings would exceed 300% of the cost of our "net assets" (as defined in our charter), which is the equivalent of 75% of the aggregate cost of our tangible assets. During the early stages of our offering, and to the extent financing in excess of this limit is available at attractive terms, we expect that the corporate governance committee may approve debt in excess of this limit.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of Plymouth Real Estate Investors and our corporate governance committee.

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2012. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare distributions based on daily record dates and pay distributions on a quarterly basis. We have not established a minimum distribution level.

Results of Operations

We were formed in March 2011 and, as of December 31, 2011, we had only minimal operations. We expect to use substantially all of the net proceeds from our offering to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including the acquisition of commercial properties and investment in real estate-related investments such as mortgage and mezzanine loans; debt and derivative securities related to real estate assets, such as debt securities issued by other real estate companies; and equity securities of other real estate companies. We may also invest in entities that make similar investments. We will not commence any significant operations until we have raised the minimum offering amount of $2,500,000 from persons who are not affiliated with us, our sponsors or our advisor.

Market Outlook — Real Estate and Real Estate Finance Markets

The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.

During the past four years, the global financial markets experienced increased volatility due to the widespread concerns about credit risk and the functioning of the capital markets. Economies throughout the world have experienced substantially increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite certain recent positive economic indicators such as an improved stock market performance, an improved unemployment rate and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. Additionally, despite some positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit continue to stifle strong economic growth. During 2011, Standard and Poor’s downgraded the credit rating of the United States from AAA to AA+, and recently, Moody’s downgraded several key European countries and put the United Kingdom and France on negative watch. These events have led to increased volatility in the capital markets. These conditions are expected to continue, and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Critical Accounting Policies

We believe our most critical accounting policies are the accounting for lease revenues, the regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and accounting for joint ventures. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, we collect historical data and current market data, and we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding impairments. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of December 31, 2011, we have not realized any losses in such cash accounts and believe that we are not exposed to any significant credit risk.

Investments in REIT Securities

Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using a method that approximates the interest method. Management may also carry securities as trading securities, with changes in fair value being reflected in the income statement during the period the change occurs. See footnote 5 for further discussion.

Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations.

Real Estate

Depreciation and Amortization. Real estate costs related to the acquisition and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Acquisition Valuation. We will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values, acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recorded to income tax expense.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

We will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

We will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

We will amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Revenue Recognition

We will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and will record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, we will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;
•	whether the amount of a tenant improvement allowance is in excess of market rates;
•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•	whether the tenant improvements are expected to have any residual value at the end of the lease.

We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

We will make estimates of the collectability of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Interest income from any real estate loans receivable we may purchase or originate will be recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

We will recognize interest income on real estate securities that are rated "AA" and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below "AA" using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

We will recognize interest income on our cash and cash equivalents as it is earned and will record such amounts as other interest income.

Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and debt product. The accrual of interest on loans and other debt products is discontinued when principal or interest payments are past due by 90 days or more or when, in the opinion of management, it is probable we will be unable to collect contractual principal and interest in the normal course of business. If loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income on non-accrual loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible.

Nonrefundable fees and related direct costs associated with the origination or purchase of loans and other debt products are deferred and netted against balances outstanding. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using a method which approximates the effective interest method. In connection with the prepayment of a loan or other debt product, a partial amount of the remaining unamortized net deferred fees, costs, premiums or discounts are accelerated and recognized as interest income. The amortization of fees is discontinued on non-accrual loans. Depending on the terms of a loan or other debt product, we may charge a prepayment fee and recognize it in the period of the prepayment. We accrete any discount and amortize any premium from purchased debt products or acquired loans in a business combination into interest income as a yield adjustment over the contractual life. Syndication, arrangement and structuring fees are recognized in the period the service is completed as a component of non-interest income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities; we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.

Real Estate Loans Receivable

We will record real estate loans receivable at amortized cost, net of loan loss reserves (if any), and will evaluate these loans for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be adjusted through "Provision for loan losses" on our consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. We will consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We will also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses will be recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for the pool of loans will be derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management will assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Fair Value Measurements

Under GAAP, we will be required to measure certain financial instruments at fair value on a recurring basis. In addition, we will be required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We will consider the following factors to be indicators of an inactive market: (1) there are few recent transactions; (2) price quotations are not based on current information; (3) price quotations vary substantially either over time or among market makers (for example, some brokered markets); (4) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability; (5) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities; and (8) little information is released publicly (for example, a principal-to-principal market).

We will consider the following factors to be indicators of non-orderly transactions: (1) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions; (2) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant; (3) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced); and (4) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable year ending December 31, 2011. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicings (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 is effective for the interim or annual period beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU 2011-03 will have on its results from operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU 2011-02 will have on its results from operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. Adoption of ASU 2011-05 will not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief accounting officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management's first assessment regarding internal control over financial reporting for the year ending December 31, 2012.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name*	Age**	Positions

Jeffrey E. Witherell	47	Chairman of the Board, Chief Executive Officer and Director

Pendleton White, Jr.	52	President, Chief Investment Officer, Secretary and Director

Donna Brownell	52	Executive Vice President, Chief Operating Officer, Chief Accounting Officer and Treasurer

Anne Alger Hayward	60	Senior Vice President and General Counsel

David G. Gaw	59	Independent Director

Richard J. DeAgazio	66	Independent Director

Philip S. Cottone	71	Independent Director

____________

* The address of each executive officer and director listed is Two Liberty Square, 10th Floor, Boston, Massachusetts 02109.

** As of March 28, 2012.

Jeffrey E. Witherell is our Chief Executive Officer and Chairman of the Board and has held these positions since March 2011. He has also been the Chief Executive Officer and Chairman of the Board of our advisor, Plymouth Real Estate Investors since its formation in August 2009. Mr. Witherell also owns a 30% interest in Plymouth Group Real Estate, our sponsor, and is the sole owner of Plymouth Real Estate Capital, our dealer manager. Mr. Witherell oversees all aspects of our advisor and our advisor’s business activities, including the acquisition, management and disposition of assets. Mr. Witherell has been involved in real estate and investment sales for over 25 years. He, along with Mr. White and Ms. Brownell, formed our sponsor, Plymouth Group Real Estate, LLC in July 2009, and formed our dealer manager in September 2009, and from March 2008 through August 2009 he was engaged in the formation of Plymouth Group Real Estate. Prior to that, from April 2000 to March, 2008, Mr. Witherell was employed as an investment banker in the Investment Banking division of Franklin Street Properties Corp., a publicly traded REIT, and its wholly-owned broker dealer, FSP Investments LLC. During that time, Mr. Witherell was involved in the syndication of 34 separate property investments, structured as single asset REITs, in 12 states, which raised in the aggregate in excess of $1.2 billion. Mr. Witherell worked with a team of investment bankers that was responsible for raising equity capital for those investments, but Mr. Witherell did not make any of the investment decisions for these entities. From 1999 to 2000, he was affiliated with IndyMac Bank where he was responsible for closed loan acquisitions. From 1996 to 1999, Mr. Witherell was COO for GAP LP, a real estate investment firm where he was responsible for the acquisition and subsequent development of several real estate investments in Pennsylvania, Massachusetts, Wyoming and Nova Scotia, Canada. From 1994 to 1996, he founded and served as president of Devonshire Development, Inc., a Massachusetts based land development firm, where he was responsible for the acquisition and subsequent development of several real estate developments. From 1990 to 1994, he was vice president of property management at New Boston Management, Inc., a Boston based real estate management firm. His responsibilities included property management and property disposition services. From 1987 to 1990, he was vice president of development for Kirkwood Development, an Oklahoma City based real estate development firm. His responsibilities included the development and construction of twelve residential development projects throughout New England. From 1982 to 1987, Mr. Witherell was employed at Dewsnap Engineering, a Boston based civil engineering and land surveying firm, where he was responsible for performing land surveying, permitting, design, and construction management services. Mr. Witherell graduated from Emmanuel College in Boston with a bachelor of science degree in business and is a member of several real estate organizations, including the Urban Land Institute (ULI). In addition, he holds FINRA Series 7, 63, 79 and Series 24 General Securities Principal licenses.

Pendleton White, Jr. is our President, Chief Investment Officer and Secretary and one of our directors and has served in these positions since March 2011. He has also served as the President and Chief Investment Officer of our advisor since its formation in August 2009. Mr. White owns a 18% interest in our sponsor. Along with Mr. Witherell and Ms. Brownell, Mr. White actively participates in the management and operations of our advisor and is responsible for the overall investment strategy of our company. Mr. White has over 25 years of experience in commercial real estate, serving in numerous capacities including investment banking, property acquisitions and leasing. From November 2008 through August 2009, Mr. White was engaged in the formation of Plymouth Group Real Estate. Prior to that, Mr. White was Executive Vice President and Managing Director at Scanlan Kemper Bard (SKB) from September 2006 through November 2008, where he led SKB’s East coast office and managed the funding of SKB Real Estate Investors Funds I and II and was part of the team that made the investment decision for these entities. From March 2002 through September 2006, Mr. White was employed at FSP Investments LLC, a subsidiary of Franklin Street Properties Corp (AMEX: FSP) and was responsible for providing funding for numerous structured REITs throughout North America. From 1997-2001, Mr. White was Principal and Director of North Shore Holdings, a family-owned real estate investment firm. From 1993-1997, Mr. White was Co-Director of Investment Sales at Coldwell Banker Commercial Real Estate Services (now CB Richard Ellis) and was responsible for overseeing the acquisition and disposition of commercial properties throughout New England. Mr. White also was Vice President at Spaulding & Slye (now Jones Lang LaSalle) from 1991-1993 and Senior Sales Consultant at the Charles E. Smith Companies (now Vornado), in Washington, DC, from 1987-1992 and was responsible for property leasing and investment sale transactions. Mr. White began his career at Coldwell Banker in 1982. Since then he has been involved in over $1 billion of real estate transactions either serving as a broker, investor, consultant or investment banker. Mr. White received a bachelor of science degree from Boston University and is a member of several real estate organizations, including ULI.

Donna Brownell is our Executive Vice President, Chief Operating Officer, Chief Accounting Officer and Treasurer and has served in these positions since March 2011. She has also served as Executive Vice President, Chief Operating Officer, Chief Accounting Officer and Treasurer of our advisor since its formation in August 2009. Ms. Brownell owns an 11% interest in our sponsor. Ms. Brownell is responsible for the business operations and the investor services of the Company. Ms. Brownell has over 20 years of experience in business operations. From February 2009 through August 2009, Ms. Brownell was engaged in the formation of Plymouth Group Real Estate. Prior to that, Ms. Brownell served as Vice President of Operations for Franklin Street Properties Corp., from September 2003 until January 2009. In this capacity, she was responsible for all operating business affairs of the company, including human resources, treasury and investor services, as well as leading the company’s institutional investor outreach program. From September 2000 until August 2003, she was the Accounting Manager of Franklin Street. Prior to joining Franklin Street, she was the Assistant Vice President, Accounting of Brookwood Financial, a Massachusetts-based real estate investment firm from November 1998 until September 2000. From June 1995 through November 1998 Ms. Brownell was Accounting Manager for Lahey Harvard Partnership, a multi-physician medical care association located in Lynnfield, Massachusetts. From August 1991 through June 1995 Ms. Brownell was Accounting Supervisor at Burney & Handley, PA, an Orlando, Florida based full service law firm. Ms. Brownell holds a bachelor of science degree from Northeastern University, as well as professional certifications in, among others, human resources management, tax accounting, financial reporting and investor relations.

Anne Alger Hayward, is our Senior Vice President and General Counsel and has served in these positions since March 2011. She also serves as Senior Vice President and General Counsel to Plymouth Real Estate Capital, LLC, our dealer manager. Ms. Hayward is responsible for the overall legal operations and compliance of our company. Ms. Hayward has over 25 years of experience in the practice of law, specializing in project finance, securities, equipment leasing and real estate transactional matters. She has structured and documented a wide variety of complex commercial transactions and public and private equity and debt securities offerings. Prior to joining Plymouth, from November 2007 through February 2011 she was General Counsel at Shane & Associates, Ltd., a Boston-based privately held real estate development and management company. Prior thereto, from April 2004 to November 2007 she was employed by Atlantic Exchange Company, an I.R.C. Section 1031 exchange accommodator. From 2001 to 2004, Ms. Hayward served as Senior Counsel at Holland & Knight LLP, representing large corporate clients such as GMAC in structuring tax credit transactions and real estate development projects. From 1997 to 2001, Ms. Hayward was senior counsel at BankBoston, NA representing the bank’s asset based financing subsidiary. From 1993 to 1997, Ms. Hayward was Associate General Counsel at American Finance Group, a Boston-based general equipment leasing company. From 1985 to 1993, Ms. Hayward was corporate/securities counsel at CSA Financial Corp., an equipment lease finance company concentrating in high technology assets. From 1976 to 1985 Ms. Hayward was an Associate at Gaston & Snow representing firm clients, such as brokerage firms and issuers, such as Shearson and Fidelity Investments in ‘33 Act, ‘34 Act and ‘40 Act product structuring and compliance matters. Ms Hayward is a graduate of Skidmore College and New England School of Law. She holds FINRA Series 22 and 63 licenses, is a licensed real estate broker, and is a member of the Massachusetts and Federal District Court Bars.

David G. Gaw is one of our independent directors and chairman of our audit committee, positions he has held since November 2011. Mr. Gaw is currently managing personal investments. From November 2009 through January 2011, Mr. Gaw served as Chief Financial Officer of Pyramid Hotels and Resorts, a REIT that focused on hospitality properties. From September 2008 through November 2009, Mr. Gaw was engaged in managing his personal investments. From June 2007 to September 2008, he was Chief Financial Officer of Berkshire Development, a private real estate developer that focused on retail development. From April 2001 until June 2007, he served as the Senior Vice President, Chief Financial Officer and Treasurer of Heritage Property Industrial Trust, Inc., a publicly traded REIT listed on the New York Stock Exchange. Mr. Gaw was serving in those capacities when Heritage Property engaged in its initial public offering. From the time of its initial public offering in 1992, until October 2000, Mr. Gaw served as Senior Vice President and Chief Financial Officer of Boston Properties, Inc., a publicly traded REIT listed on the New York Stock Exchange. Mr. Gaw received a bachelor of science degree and an MBA from Suffolk University.

Richard J. DeAgazio is one of our independent directors and chairman of our corporate governance committee, positions he has held since November 2011. Mr. DeAgazio has been the Principal of Ironsides Assoc. LLC., a consulting company in marketing and sales in the financial services industry since he founded the company in June 2007. In 1981, he joined Boston Capital Corp., a diversified real estate and investment banking firm, which, through its various investment funds, owns over $12 billion in real estate assets, as Executive Vice President and Principal. He founded and served as the President of Boston Capital Securities, Inc., a FINRA-registered broker dealer, which is an affiliate of Boston Capital Corp., from 1981 through December 2007. Mr. DeAgazio formerly served on the National Board of Governors of FINRA and served as a member of the National Adjudicatory Council of FINRA. He was the Vice Chairman of FINRA’s District 11, and served as Chairman of the FINRA’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the FINRA State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a founder and past President of the National Real Estate Investment Association. He is past President of the National Real Estate Securities and Syndication Institute and past President of the Real Estate Securities and Syndication Institute (MA Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment-banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He was member of the Boston Stock Exchange for 42 years. He was on the Board of Directors of Cognistar Corporation and FurnitureFind.com. He currently serves as a Vice-Chairman of the board of Trustees of Bunker Hill Community College, the Board of Trustees of Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Kid’s Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Philip S. Cottone is one of our independent directors and chairman of our compensation committee, positions he has held since November 2011. Mr. Cottone is currently an independent arbitrator and mediator with respect to real estate and investment securities and has engaged in these activities since December 1994. Mr. Cottone is also currently an arbitrator for FINRA, the American Arbitration Association (AAA) and The Counselors of Real Estate. Mr. Cottone has been an arbitrator for FINRA and its predecessor, the NASD, since June 1976, a mediator for FINRA (and the NASD) since May 1998, an arbitrator for the AAA since April 2008 and a mediator for the AAA since June 2008, and an arbitrator and mediator for the Counselors of Real Estate, specializing in real estate and securities matters, since March 2005. He is an officer of the governing council of the Dispute Resolution Section of the American Bar Association. From 2003 to December 2007 he served as a member of the Board of Directors of Government Properties Trust (NYSE: GPT). From 2004 to December 2008 he served as a member of the Board of Directors of Boston Capital REIT. From 1987 to December 2007, Mr. Cottone was Vice President and Director of Universal Field Services, Inc., the largest right-of-way contract services company in North America. In 1981, he co-founded Ascott Investment Company in Philadelphia, and as CEO from 1981 to 1987 he supervised a staff of 65 people in the acquisition, investment servicing and property management of more than 30 real estate program. From 1972 to 1981 he was senior real estate officer and group executive for IU International, a $2 billion NYSE company, and previously, from 1966 to 1972, he was Manager of Real Estate at the Port Authority of NY and NJ. He has an AB from Columbia College (1961) and an LLB from New York University School of Law (1966). He was General Counsel and a member of the Executive Committee of the International Right of Way Association from 1977 through 1983 and again from 1998 through 2002; was a Trustee and Treasurer of the IRWA Foundation from 1983 through 1998; was President of RESSI, the Real Estate Securities & Syndication Institute in 1988; and was Chair of the Counselors of Real Estate (CRE) in 2004. For ten years from 1995 to 2005 he was an adjunct on the faculty of the Real Estate Institute at NYU teaching a course he wrote in Real Estate Securities. He is an officer of the governing Council of the ABA Dispute Resolution Section and a member of the Executive Committee.

Audit Committee

Our board of directors has established an audit committee that consists solely of independent directors. The audit committee assists the board in overseeing (i) our accounting and financial reporting processes; (ii) the integrity and audits of our financial statements; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent auditors; and (v) the performance of our internal and independent auditors.

The audit committee selects the independent public accountants to audit our annual financial statements, reviews with the independent public accountants the plans and results of the audit engagement and considers and approves the audit and non-audit services and fees provided by the independent public accountants. Our board of directors has determined that each director appointed to the audit committee is financially literate and that at least one director appointed to the audit committee, Mr. Gaw, is an “audit committee financial expert,” as such term is defined in the regulations promulgated under the Exchange Act. The members of our audit committee are : Messrs. Gaw, who is the chairman of the committee, DeAgazio and Cottone.

Compensation Committee

Our board of directors has established a compensation committee to assist the board of directors in discharging its responsibility in all matters of compensation practices, including any salary and other forms of compensation for our officers and our directors, and employees in the event we ever have employees. Our compensation committee is comprised of our three independent directors, Messrs. Cottone, who is the chairman of the committee, Gaw and DeAgazio. The primary duties of the compensation committee include reviewing all forms of compensation for our executive officers, if any, and our directors; approving all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares; and advising on changes in compensation of members of the board of directors.

Corporate Governance Committee

In order to reduce or eliminate certain potential conflicts of interest, our charter creates a corporate governance committee of our board of directors consisting solely of all of our independent directors, that is, all of our directors who are not affiliated with our advisor. Our charter authorizes the corporate governance committee to act on any matter permitted under Maryland law. Both the board of directors and the corporate governance committee must act upon those conflict-of-interest matters that cannot be delegated to a committee under Maryland law. Our charter also empowers the corporate governance committee to retain its own legal and financial advisors at our expense.

Our charter requires that the corporate governance committee discharge the board’s responsibilities relating to the nomination of independent directors and the compensation of our independent directors. The members of our corporate governance committee are Messrs. DeAgazio, who is the chairman of the committee, Gaw and Cottone.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http:.//www.plymouthreit.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our compensation committee, which is composed of our independent directors, discharges our board of directors' responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, Plymouth Real Estate Investors, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence – Certain Transactions with Related Persons" for a discussion of the fees paid to Plymouth Real Estate Investors and its affiliates.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Two of our executive officers, Messrs. Witherell and White, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2011.

Name	Fees Earned in 2011 (1)	All Other Compensation	Total

Philip S. Cottone	$1,000	$-	$1,000
Richard J. DeAgazio	$1,000	$-	$1,000
David G. Gaw	$1,000	$-	$1,000
Jeffrey E. Witherell(2)	--	--	--
Pendleton White, Jr. (2)	--	--	--

(1)	No independent director fees or director reimbursement are payable unless we raise the minimum offering amount of $2,500,000 in our initial public offering; until we raise the minimum offering amount, fees and other amounts payable to our board of directors will accrue without interest. As of March 28, 2012 we had not broken escrow in our initial public offering.

(2)Directors	who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We intend to compensate each of our independent directors with an annual retainer of $45,000 consisting of $25,000 in cash and $20,000 in restricted stock initially valued at $10.00 per share. In addition, we will pay our independent directors for attending board and committee meetings as follows:

•	$1,000 for each board meeting attended;
•	$500 for each committee meeting attended, except that the chairman of the committee will be paid a $5,000 annual retainer;
•	$1,000 for each teleconference meeting of the board; and
•	$500 for each teleconference meeting of any committee.

All of our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also one of our officers, we will not pay any compensation for services rendered as a director. No independent director fees or director reimbursements are payable unless we raise the minimum offering amount of $2,500,000; until we raise the minimum offering amount, fees and other amounts payable to our board of directors will accrue without interest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 28, 2012, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of All Shares

Plymouth Group Real Estate LLC	20,000(3)	100.0%
Jeffery E. Witherell, Chairman of the Board, Chief Executive Officer and Director	20,000(3)	100.0%
Pendleton White, Jr., President, Chief Investment Officer, Secretary and Director	20,000(3)	100.0%
Donna Brownell, Executive Vice President, Chief Operating Officer, Chief Accounting Officer and Treasurer	20,000(3)	100.0%
Anne Alger Hayward, Senior Vice President and General Counsel	---	---
Philip S. Cottone, Independent Director	---	---
Richard J. De Agazio, Independent Director	---	---
David G. Gaw, Independent Director	---	---
All Officers and directors as a group	20,000(3)	100.0%

(1)The address of each beneficial owner listed is Two Liberty Square, 10th Floor, Boston, Massachusetts 02109

(2)None of the shares are pledged as security.

(3)As of March 28, 2012, Plymouth Group Real Estate owns all of our issued and outstanding stock. Plymouth Group Real Estate is majority owned and controlled by Jeffrey E. Witherell, Pendleton White, Jr., and Donna Brownell.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of or board of directors, and all of the members of the audit committee, the corporate governance committee and the compensation committee, are "independent" as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has determined that Philip S. Cottone. Richard J. DeAgazio and David G. Gaw, each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person's ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons

Our charter requires our corporate governance committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, via the ethics hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Jeffrey E. Witherell, Pendleton White, Jr. and Donna Brownell control and indirectly own a majority of our advisor, Plymouth Real Estate Investors Inc., and Mr. Witherell owns and controls the dealer manager of our public offering, Plymouth Real Estate Capital LLC. They are also our executive officers.

As of March 28, 2012, we have not yet broken escrow in our initial offering or commenced real estate operations. Accordingly, we have not yet paid any fees to, or reimbursed expenses of, any of our affiliates.

Our Relationship with Plymouth Real Estate Investors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate property and real estate-related investment opportunities consistent with our investment policies and objectives;
•	structuring the terms and conditions of our investments, sales and joint ventures;
•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;
•	sourcing and structuring our loan originations;
•	arranging for financing and refinancing of properties and our other investments;
•	entering into leases and service contracts for our properties;
•	supervising and evaluating each property manager’s performance;
•	reviewing and analyzing the properties’ operating and capital budgets;
•	assisting us in obtaining insurance;
•	generating an annual budget for us;
•	reviewing and analyzing financial information for each of our assets and the overall portfolio;
•	formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;
74

•	performing investor-relations services;
•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;
•	engaging and supervising the performance of our agents, including our registrar and transfer agent; and
•	performing any other services reasonably requested by us.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as out agent. Our advisory agreement has a one-year expiring July 27, 2012 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Pursuant to the advisory agreement, we expect to pay or reimburse our advisor as set forth below over the next year.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing initial public offering, including our legal, accounting, printing, mailing and filing fees. We will reimburse our advisor for these costs and for future organization and offering costs incurred on our behalf, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our initial public offering as of the date of the reimbursement. In addition, after the termination of the primary offering, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs borne by us exceed 15% of the gross proceeds raised in the primary offering. In the event we do not raise the minimum offering amount in our initial public offering, we will terminate the offering and have no obligation to reimburse our advisor for any organization and offering costs. As of March 28, 2012, our advisor has incurred organization and offering costs on our behalf of $1.932 million.

For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee will be a monthly fee equal to one-twelfth of 1.0% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real property, the asset management fee will be a monthly fee calculated, each month, as one-twelfth of 1.0% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination expenses related thereto, but is exclusive of acquisition or origination fees paid or payable to our advisor) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination expenses related to the acquisition or funding of such investment, (excluding acquisition or origination fees paid or payable to our advisor), as of the time of calculation.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor's overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Our advisor will seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. Under the terms of the advisory agreement, will not pay our advisory an acquisition or disposition fee; however, we will reimburse our advisor for certain expenses associated with the acquisition and origination of our investments. The amount of reimbursement to our advisory for personnel costs will be evaluated on an ongoing basis. Such reimbursement will be subject to limitation and based on a number of factors, including profitability, funds available and our ability to pay distributions from cash flow generated from operations. The anticipated amount of reimbursement on an annual basis for our executive officers is $500,000 for all executives, including base salary, bonuses and related benefits. Pursuant to the advisor agreement, these expenses are not reimbursable to our advisor unless and until we raise the minimum offering amount in our initial public offering. As of March 28, 2012, our advisor has incurred operating expenses on our behalf of $2.208 million.

Our Relationship with Plymouth Real Estate Capital. On November 1, 2011, upon the launch of our public offering, we entered into an agreement with our dealer manager. Pursuant to the agreement, our dealer manager is entitled to receive selling commissions and dealer manager fees of up to 5.0% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). Reduced selling commissions are payable with respect to certain volume discount sales. The dealer manager will reallow 100% of selling commissions to broker-dealers participating in the public offering.

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and otter meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; certain legal fees allocable to the dealer manager; and reimbursement of bond fide due diligence expenses of broker-dealers. Under our dealer manager agreement, we are responsible for reimbursing our dealer manager and its affiliates for offering related expenses they incur provided that our reimbursement payments shall not cause (i) total underwriting compensation (excluding reimbursement of bona fide due diligence expenses) to exceed 10% of the gross proceeds from the primary offering, or (ii) total organization and offering expenses borne by us to exceed 15% of our gross offering proceeds.

Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Independent Registered Public Accounting Firm

During the year ended December 31, 2011, KPMG LLP served as our independent auditor and provided certain tax and other services. KPMG has served as our independent registered public accounting firm since our formation.

Pre-Approved Policies

In order to ensure that the provision of such services does not impair the auditors' independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since November 1, 2011, when we become a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by KPMG LLP have been pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The aggregate fees billed to us for professional accounting services, include the audit of our annual financial statements by KPMG LLP for the year ended December 31, 2011, are set forth in the table below.

	2011	(1)
Audit fees	$65,000
Audit-related fees	-
Tax fees	-
All other fees	68,820
Total	$133,820

(1) These costs are not recorded in our financial statements as of December 31, 2011 because such costs are not a liability to us until we have raised the minimum offering amount of our initial public offering. As of March 28, 2012, we had not broken escrow in our initial public offering.

For purpose of the preceding table, KPMG's professional fees are classified as follows:

•	Audit fees – these are fee for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by KPMG in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•	Audit-related fees – These fees are for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statue or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•	Tax fees – These are fees for all professional services performed by professional staffing our independent auditor's tax division, except those services related to the audit of our financial statements. these include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

All other fees – These are fees for any services not included in their above-described categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

See index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

(b) Exhibits

EXHIBIT LIST

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011

4.1	Agreement of Limited Partnership*

4.2	Share Redemption Program, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-11 (333-173048), filed on March 24, 2001

10.1	Dealer-Manager Agreement*

10.2	Advisory Agreement*

10.3	Sub-Advisory Agreement with Haley Real Estate Group, LLC, incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 4 to our Registration on Form S-11 (333-173048), filed on August 8, 2011

10.4	Sub-Advisory Agreement with Oxford Capital Group, LLC, incorporated by reference to Exhibit 10.3 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (333-173048), filed on August 8, 2011

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plymouth Opportunity REIT, Inc.:

We have audited the accompanying balance sheet of Plymouth Opportunity REIT, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated income statement, changes in equity, and cash flows for the period from March 7, 2011(inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plymouth Opportunity REIT, Inc. and subsidiaries as of December 31, 2011, and the results of their operations, and cash flows for the period from March 7, 2011(inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

March 28, 2012

Plymouth Opportunity REIT, Inc.

Consolidated Balance Sheet

December 31, 2011

Assets

Cash and Cash Equivalent	$175,645
Other Current Assets
Investment in REIT Securities	25,425
Total Other Current Assets	25,425

Total Assets	$201,070

Liabilities and Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	$-
Common Stock, $.01 par value, 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200
Additional Paid In Capital	199,800
Retained Earnings	1,070
Total liabilities and equity	$201,070

The accompanying notes are an integral part of these consolidated financial statements.

F-3

Plymouth Opportunity REIT, Inc.

Consolidated Income Statement

For the Period March 7, 2011 (inception) through December 31, 2011

Income
Dividend Income	$599
Unrealized gain on Investment in REIT Securities	471
Total Income	1,070

Expenses
-

Net Income	$1,070

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Consolidated Statement of Equity

For the Period March 7, 2011 (inception) through December 31, 2011

	Common Stock, $.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance, March 7, 2011	-	-	-	-	-
Issuance of common stock for cash	20,000	200	199,800	-	200,000
Net income	-	-	-	1,070	1,070
Balance, December 31, 2011	20,000	200	199,800	1,070	201,070

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Consolidated Statement of Cash Flows

For the Period March 7, 2011 (inception) through December 31, 2011

Cash from operating activities
Net income	$1,070
Unrealized gain on Investment in REIT Securities	(471)
Net cash provided by operating activities	599

Cash from investing activities
Investment in REIT Securities	(25,954)
Net cash used in investing activities	(25,954)

Cash from financing activities
Proceeds from issuance of Common Stock	200,000
Net cash provided by financing activities	200,000

Net increase in cash and cash equivalents	175,645
Cash and cash equivalent at the beginning of the period	-
Cash and cash equivalent at the end of the period	$175,645

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(1) Business

Plymouth Opportunity REIT, Inc. and subsidiaries (the" Company") is a newly organized Maryland corporation formed on March 7, 2011. We intend to acquire and operate on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, we intend to focus on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may also include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company may acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties. As of the date of this consolidated balance sheet, the Company has neither purchased nor contracted to purchase any properties, nor have any properties been identified in which there is a reasonable probability that the Company will acquire.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust, or “REIT”, for federal income tax purposes. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (UPREIT) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Plymouth Opportunity OP, LP (the “Operating Partnership").

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the Sponsor), at a price of $200,000, or $10 per share.

The Company has appointed Plymouth Real Estate Investors, Inc. (the Advisor), to serve as its advisor. The Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company has retained Plymouth Real Estate Capital, LLC (the Dealer Manager), a member of FINRA, to act as the exclusive dealer manager for this offering. The Advisor and the Dealer Manager are affiliates of the Sponsor.

(2) Summary of Significant Accounting Policies

Critical Accounting Policies

We believe our most critical accounting policies are the accounting for lease revenues, the regular evaluation of whether the value of a real estate asset has been impaired, real estate purchase price allocations and accounting for joint ventures. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, we collect historical data and current market data, and we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding impairments. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements,

continued

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of December 31, 2011, we have not realized any losses in such cash accounts and believe that we are not exposed to any significant credit risk.

Investments in REIT Securities

Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using a method that approximates the interest method. Management may also carry securities as trading securities, with changes in fair value being reflected in the income statement during the period the change occurs. See footnote 5 for further discussion.

Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations.

Real Estate

Depreciation and Amortization. Real estate costs related to the acquisition and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Acquisition Valuation. We will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values, acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recorded to income tax expense.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements,

continued

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

We will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

We will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.

We will amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Revenue Recognition

We will recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and will record amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, we will determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;
•	whether the amount of a tenant improvement allowance is in excess of market rates;
•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•	whether the tenant improvements are expected to have any residual value at the end of the lease.
F-9

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements,

continued

We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

We will make estimates of the collectability of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Interest income from any real estate loans receivable we may purchase or originate will be recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, will be amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reverse the accrual for unpaid interest and generally will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

We will recognize interest income on real estate securities that are rated "AA" and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

We will recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below "AA" using the effective yield method, which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows will be recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities will require the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

We will recognize interest income on our cash and cash equivalents as it is earned and will record such amounts as other interest income.

Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and debt product. The accrual of interest on loans and other debt products is discontinued when principal or interest payments are past due by 90 days or more or when, in the opinion of management, it is probable we will be unable to collect contractual principal and interest in the normal course of business. If loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income on non-accrual loans is subsequently recognized only to the extent that cash is received and the principal balance is deemed collectible.

Nonrefundable fees and related direct costs associated with the origination or purchase of loans and other debt products are deferred and netted against balances outstanding. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using a method which approximates the effective interest method. In connection with the prepayment of a loan or other debt product, a partial amount of the remaining unamortized net deferred fees, costs, premiums or discounts are accelerated and recognized as interest income. The amortization of fees is discontinued on non-accrual loans. Depending on the terms of a loan or other debt product, we may charge a prepayment fee and recognize it in the period of the prepayment. We accrete any discount and amortize any premium from purchased debt products or acquired loans in a business combination into interest income as a yield adjustment over the contractual life. Syndication, arrangement and structuring fees are recognized in the period the service is completed as a component of non-interest income.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements,

continued

Impairment of Real Estate and Related Intangible Assets and Liabilities

We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities; we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.

Real Estate Loans Receivable

We will record real estate loans receivable at amortized cost, net of loan loss reserves (if any), and will evaluate these loans for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve will be adjusted through "Provision for loan losses" on our consolidated statements of operations and will be decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses may include a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. We will consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We will also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve will be established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses will be recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for the pool of loans will be derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management will assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements,

continued

Fair Value Measurements

Under GAAP, we will be required to measure certain financial instruments at fair value on a recurring basis. In addition, we will be required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We will consider the following factors to be indicators of an inactive market: (1) there are few recent transactions; (2) price quotations are not based on current information; (3) price quotations vary substantially either over time or among market makers (for example, some brokered markets); (4) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability; (5) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities; and (8) little information is released publicly (for example, a principal-to-principal market).

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements,

continued

We will consider the following factors to be indicators of non-orderly transactions: (1) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions; (2) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant; (3) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced); and (4) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable year ending December 31, 2011. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitments attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicings (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 is effective for the interim or annual period beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU 2011-03 will have on its results from operations or financial position.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements,

continued

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU 2011-02 will have on its results from operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. Adoption of ASU 2011-05 will not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures.

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the Initial Public Offering). The Company has the right to reallocate the shares of common stock offered between the Company’s primary public offering and the Company’s distribution reinvestment plan. The Dealer Manager will provide dealer manager services in connection with the offering. The Initial Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that will end within two years, unless it is extended in states that permit such an extension. However, in certain states, the Initial Public Offering may continue for just one year unless the offering period is renewed for up to one additional year.

(4) Related Party Transactions

The Company will rely on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Dealer Manager will provide dealer manager services. The Advisor and the Dealer Manager will receive compensation and fees for services relating to the investment and management of the Company’s assets. These fees primarily consist of:

- Sales commissions payable to the Dealer Manager of up to 4.0% of the gross offering proceeds before reallowance to participating broker-dealers;

- Dealer manager fee payable to the Dealer Manager of up to 1.0% of the gross offering proceeds before reallowance to participating broker-dealers;

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements,

continued

- Reimbursement of organization and offering costs to the Advisor or its affiliates for our cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by us do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement;

- Monthly asset management fees to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid;

- Common Stock Issuable upon occurrence of Certain Events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. This fee will be payable semi-annually in shares of our common stock, which shares will be valued at a price equal to the price then payable for shares redeemed under our share redemption program, provided such price shall not be less than $10.00 per share. The aggregate origination fee payable to our sponsor will not exceed 3% of the net proceeds of our primary offering of shares as of the time of such payment;

- Acquisition and Origination fee Reimbursement to the Advisor and its affiliates, for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on our behalf, regardless of whether we actually acquire the related assets;

- Monthly subscription processing fee to the Advisor equal to $35 per subscription agreement received and processed by the Advisor. The Advisor at its sole discretion may defer all or any portion of the $35 per subscription agreement fee payable;

- Upon termination or nonrenewal of the advisory agreement, our Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors;

- Reimbursement to the Advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income.

Through December 31, 2011, the Sponsor has incurred approximately $2,208,000 of costs on behalf of the Company, of which $ 1,932,000 of organizational costs have been paid. The Company will not reimburse the Sponsor for these costs unless and until the Company has raised gross offering proceeds of a minimum of $2,500,000. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offerings or to expense if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

(5) Investments

Investments are carried at fair value, and as of December 31, 2011 consisted of three publically traded equity securities in Real Estate Investment Trusts. The investments were purchased in December 2011 and had a fair value of $25,425 at December 31, 2011. These investments were subsequently sold on January 17, 2012.

All investments are valued using Level 1 inputs in accordance with the fair value hierarchy.

(6) Subsequent Events

The Company has evaluated subsequent events through March 28, 2012, the date the consolidated financial statements became available. There are no subsequent events that require disclosure or adjustment to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PLYMOUTH OPPORTUNITY REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer

Dated March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JEFFREY E. WITHERELL	Chairman of the Board of Directors,	March 28, 2012
Jeffrey E. Whiterell	Chief Executive Officer
and Director (principal
executive officer)
/s/ DONNA BROWNWELL	Chief Operating Officer,	March 28, 2012
Donna Brownwell	Chief Accounting Officer and
Executive Vice President
(principal financial
and accounting officer)
/s/ PENDLETON WHITE, JR.	President, Chief Investment	March 28, 2012
Pendleton White, Jr.	Officer and Director

/s/PHILIP S. COTTONE	Director	March 28, 2012
Phillip S. Cottone

/s/ RICHARD J. DE AGAZIO	Director	March 28, 2012
Richard J. De Agazio
/s/ DAVID G. GAW	Director	March 28, 2012
David G. Gaw