Form 10-Q
period 2012-03-31
Plymouth Opportunity REIT Inc.
filed 2012-05-11
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______to ________

Commission File Number: 333-173048

PLYMOUTH OPPORTUNITY REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Liberty Square, 10th Floor, Boston, MA 02109	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐ NO ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐ Smaller reporting company ✓

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ✓

As of May 11, 2012, the Registrant had outstanding 20,000 shares of common stock.

PLYMOUTH OPPORTUNITY REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2012	December 31, 2011
Assets
Cash and Cash Equivalent	$201,275	$175,645

Other Current Assets
Investment in REIT Securities	-	25,425
Total Other Current Assets	-	25,425

Total Assets	$201,275	$201,070

Liabilities and Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized,	$-	$-
none issued and outstanding
Common Stock, $.01 par value, 1,000,000,000 shares authorized,	200	200
20,000 shares issued and outstanding
Additional Paid In Capital	199,800	199,800
Retained Earnings	1,275	1,070
Total Liabilities and Equity	$201,275	$201,070

The accompanying notes are an integral part of these consolidated financial statements.

2

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED INCOME STATEMENT

Unaudited

	Three Months Ended March 31, 2012	For the Period March 7, 2011 (inception) to March 31, 2011
Income
Dividend Income	$—	$—
Realized Gain on Sale of REIT Securities	205	—
Total Income	205	—

Expenses

Net Income	$ 205	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC

CONSOLIDATED STATEMENT OF EQUITY

Unaudited

	Common Stock, $.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance January 1, 2012	20,000	200	199,800	1,070	201,070
Net Income	-	-	-	205	205
Balance, March 31, 2012	20,000	$200	$199,800	$1,275	$201,275

	Common Stock, $.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
March 7, 2011 (inception)	-	$-	$-	$-	$-
Issuance of Common Stock for Cash	20,000	200	199,800	-	200,000
Balance , March 31, 2011	20,000	$200	$199,800	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the Three Months Ended March 31, 2012	For the Period March 7, 2011 (inception) to March 31, 2011
Cash from operating activities
Net Income	$205	$-
Realized Gain on Sale of REIT Securities	(205)	-
Net cash provided by operating activities	-	-

Cash from investing activities
Proceeds from sale of REIT securities	25,630	-
Net cash provided by investing activities	25,630	-

Cash from financing activities
Proceeds from issuance of common stock	-	200,000
Net cash provided by financing activities	-	200,000

Net increase in cash and cash equivalents	25,630	200,000
Cash and cash equivalent at the beginning of the period	175,645	-
Cash and cash equivalent at the end of the period	$201,275	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

(1) Business

Plymouth Opportunity REIT, Inc. and subsidiaries (the" Company") is a Maryland corporation formed on March 7, 2011. We intend to acquire and operate on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, we intend to focus on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company may acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties. As of the date of this consolidated balance sheet, the Company has neither purchased nor contracted to purchase any properties, nor have any properties been identified in which there is a reasonable probability that the Company will acquire.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company’s financial position, results of operations and cash flows. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing’s (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 is effective for the interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material effect on the Company’s results from operations or financial position.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s results from operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures. The Company does not have other comprehensive income or losses during the period January 1, 2012 to March 31, 2012 or March 7, 2011 (inception) to March 31, 2011.

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the Initial Public Offering). The Company commenced the Initial Public Offering on November 1, 2011. As of May 11, 2012, the Company's escrow agent had not received sufficient offering proceeds to meet the minimum offering amount and the Company had not yet commenced real estate operations. The Company has the right to reallocate the shares of common stock offered between the Company’s primary public offering and the Company’s distribution reinvestment plan. The Dealer Manager will provide dealer manager services in connection with the offering. The Initial Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that will end within two years, unless it is extended in states that permit such an extension. However, in certain states, the Initial Public Offering may continue for just one year unless the offering period is renewed for up to one additional year.

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

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

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

Through March 31, 2012, the Sponsor has incurred approximately $2,208,000 of costs on behalf of the Company, of which $1,932,000 of organizational costs have been paid. The Company will not reimburse the Sponsor for these costs unless and until the Company has raised gross offering proceeds of a minimum of $2,500,000. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offerings or to expense if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

(5) Investments

There are no investments as of March 31, 2012. All investments held at December 31, 2011 were sold for $25,425 with yielded a gain of $205.

(6) Subsequent Events

The Company has evaluated subsequent events through May 11, 2012, the date the consolidated financial statements became available. There are no subsequent events that require disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document. For a more detailed description of the risks affecting our financial condition and results of operations, see "Risk Factors" in Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 29, 2012.

General

We were formed in March 2011 as a Maryland corporation and intend to qualify as a REIT beginning with the taxable year ending December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, an affiliate of our advisor, to act as the dealer manager of the offering. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.

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

As of March 31, 2012, we had not broken escrow in our initial public offering or acquired, originated or contracted to make any investments. We also have not identified any assets in which there is a reasonable probability that we will invest. Further, we had not identified any particular markets or asset types on which we intend to focus, and the exact markets and asset types that will ultimately be targeted by our advisor will depend upon its evaluation of property prices and other economic considerations impacting the particular markets.

Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with attractive investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. As of March 31, 2012, we had not identified any properties or other investments in which there is a reasonable probability that we will invest.

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

Liquidity and Capital Resources

We are dependent upon the net proceeds from our public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate and purchase and originate real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. Through March 31, 2012, the Sponsor has incurred approximately $2,208,000 of costs on behalf of the Company, of which $ 1,932,000 of organizational costs have been paid. The Company will not reimburse the Sponsor for these costs unless and until the Company has raised gross offering proceeds of a minimum of $2,500,000. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offerings or to expense if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

We are offering and selling to the public offering up to 50 million shares of our common stock, at $10.00 per share (subject to certain volume discounts). We are also offering up to 15 million shares of our common stock to be issued pursuant to our distribution reinvestment plan pursuant to which our stockholders may elect to have distributions reinvested in additional shares of our common stock at $9.50 per share.

As of the date this quarterly report on Form 10-Q for the three months ended March 31, 2012, filed on May 11, 2012, we have not yet commenced active operations. Subscription proceeds will be released to us from escrow after the minimum offering is raised and will be applied to investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our offering. We will experience a relative increase in liquidity as we received additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distribution.

Further, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property or other asset. The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our offering in short-term, low-risk, highly liquid, interest-bearing investments.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. there is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.

Our principal demands for cash will be for acquisition costs, including the purchase price of the assets we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units issued by our operating partnership.

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

Results of Operations

We were formed in March 2011 and, as of March 31, 2012, we had only minimal operations. We expect to use substantially all of the net proceeds from our offering to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including the acquisition of commercial properties and investment in real estate-related investments such as mortgage and mezzanine loans; debt and derivative securities related to real estate assets, such as debt securities issued by other real estate companies; and equity securities of other real estate companies. We may also invest in entities that make similar investments. We will not commence any significant operations until we have raised the minimum offering amount of $2,500,000 from persons who are not affiliated with us, our sponsors or our advisor.

Critical Accounting Policies

Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies.

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing’s (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 is effective for the interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material effect on the Company’s results from operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s results from operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures. The Company does not have other comprehensive income or losses during the period January 1, 2012 to March 31, 2012 or March 7, 2011 (inception) to March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Items 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PLYMOUTH OPPORTUNITY REIT, INC.

By:	/s/ Jeffrey E. Witherell
Jeffrey E. Witherell,
Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Donna Brownell
Donna Brownell,
Executive Vice President, Chief Accounting Officer and Treasurer

Dated May 11, 2012

