Form 10-Q
period 2012-06-30
Plymouth Opportunity REIT Inc.
filed 2012-08-14
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______to ________

Commission File Number: 333-173048

PLYMOUTH OPPORTUNITY REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Liberty Square, 10th Floor, Boston, MA 02109	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐ NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☑  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑

As of August 13, 2012 the Registrant had outstanding 313,500 shares of common stock.

PLYMOUTH OPPORTUNITY REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2012	December 31, 2011
Assets
Cash and Cash Equivalent	$101,250	$175,645

Other Receivables	100,000	-
Investment in REIT Securities	-	25,425
Total Other Current Assets	100,000	25,425

Total Assets	$201,250	$201,070

Liabilities and Equity
Total Liabilities	$-	$-

Preferred Stock, $.01 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock, $.01 par value, 1,000,000,000 shares Authorized, 20,000 shares issued and outstanding	200	200
Additional Paid In Capital	199,800	199,800
Retained Earnings	1,250	1,070
Total Equity	201,250	201,070

Total Liabilities and Equity	$201,250	$201,070

The accompanying notes are an integral part of these consolidated financial statements.

2

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED INCOME STATEMENT

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period March 7, 2011 (inception) to June 30,

	2012	2011	2012	2011
Income	$-	$-	$-	$-
Dividend Income
Realized Gain on Sale of REIT Securities	-	-	205	-
Total Income	-	-	205	-

Expenses
Bank Charges	25	-	25	-
Total Expenses	25	-	25	-

Net (Loss)/Income	$(25)	$-	$180	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC

CONSOLIDATED STATEMENT OF EQUITY

Unaudited

	Common Stock, $.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance January 1, 2012	20,000	$200	$199,800	$1,070	$201,070
Net Income	-	-	-	180	180
Balance, June 30, 2012	20,000	$200	$199,800	$1,250	$201,250

	Common Stock, $.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
March 7, 2011 (inception)	-	$-	$-	$-	$-
Issuance of Common Stock for Cash	20,000	200	199,800	-	200,000
Net Income	-	-	-	-	-
Balance, December 31 , 2011	20,000	$200	$199,800	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30	For the Period March 7, (inception) to June 30,

	2012	2011	2012	2011
Cash from operating activities
Net Income (Loss)	$(25)	$-	$180	$-
Due From Affiliate	(100,000)		(100,000)
Realized Gain on Sale of REIT Securities	-	-	(205)	-
Net cash (used for)/provided by operating activities	$(100,025)	-	(100,025)	-

Cash from investing activities
Proceeds from sale of REIT securities	-	-	25,630	-
Net cash provided by investing activities	-	-	25,630	-

Cash from financing activities
Proceeds from issuance of common stock	-	-	-	200,000
Net cash provided by financing activities	-	-	-	200,000

Net (decrease)/ increase in cash and cash equivalents	(100,025)	-	(74,395)	200,000
Cash and cash equivalent at the beginning of the period	201,275	200,000	175,645	-
Cash and cash equivalent at the end of the period	$101,250	$200,000	$101,250	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

(1) Business

Plymouth Opportunity REIT, Inc. and subsidiaries (the" Company") is a Maryland corporation formed on March 7, 2011. The Company intends to acquire and operate on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, The Company intends to focus on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company may acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties. As of the date of this consolidated balance sheet, the Company has neither purchased nor contracted to purchase any properties, nor have any properties been identified in which there is a reasonable probability that the Company will acquire.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust, or “REIT”, for federal income tax purposes. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Plymouth Opportunity OP, LP (the “Operating Partnership").

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the Sponsor), at a price of $200,000, or $10 per share.

The Company has appointed Plymouth Real Estate Investors, Inc. (“the Advisor”), to serve as its advisor. The Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company has retained Plymouth Real Estate Capital, LLC (“the Dealer Manager”), a member of FINRA, to act as the exclusive dealer manager for this offering. The Advisor and the Dealer Manager are affiliates of the Sponsor. On May 30, 2012, the Company transferred $100,000 to the Advisor to enable it to establish an escrow account to accommodate a potential investor. As of June 30, 2012, the escrow account was never established and the funds will be returned to the Company in the third quarter of 2012.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures. The Company does not have other comprehensive income or losses during the period January 1, 2012 to June 30, 2012 or March 7, 2011 (inception) to March 31, 2011.

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the Initial Public Offering). The Company commenced the Initial Public Offering on November 1, 2011. As of July 26, 2012 , the Company had reached  gross offering proceeds of approximately $2.7 million, which is sufficient to satisfy minimum offering amounts in all states where the Company is conducting its offering except Ohio, Pennsylvania and Tennessee. Through August 13, 2012, the Company has sold 293,500 shares for gross offering proceeds of $2.87 million.

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

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

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

Through June 30, 2012, the Sponsor has incurred approximately $2,208,000 of costs on behalf of the Company, of which $1,932,000 of organizational costs have been paid by the sponsor. Now that the Company has raised the minimum gross offering they will begin to repay these costs as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offerings or to expense if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

(5) Investments

There are no investments as of June 30, 2012. All investments held at December 31, 2011 were sold in January 2012 for $25,425with a recognized gain of $205.

(6) Subsequent Events

On July 26, 2012, the Company broke escrow in its initial public offering of shares of its common stock, and through August 13, 2012, the Company has sold 293,500 shares for gross offering proceeds of $2.87 million, all of which were sold in the primary offering.

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

General

We were formed in March 2011 as a Maryland corporation and intend to qualify as a REIT beginning with the taxable year ending December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, an affiliate of our advisor, to act as the dealer manager of the offering. The dealer manager is responsible for marketing our shares in our ongoing initial public offering (the Offering”). On July 26, 2012, we broke escrow in the Offering and through August 13, 2012 we had sold 293,500 shares of our common stock in the Offering for gross offering proceeds of $2.87 million, all of which were sold in our primary offering

We intend to use substantially all of the proceeds from our ongoing initial public offering to acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our stockholders. We intend to primarily acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties; additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. We expect to make our investments in real estate assets located in the United States. Our investment strategy is designed to provide our stockholders with a diversified portfolio of real estate assets.

Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with attractive investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. As of June 30, 2012, we had not identified any properties or other investments in which there is a reasonable probability that we will invest.

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

Liquidity and Capital Resources

We are dependent upon the net proceeds from our public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate and purchase and originate real estate-related investments and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. Through June 30, 2012, the sponsor has incurred approximately $2,208,000 of costs on behalf of the Company, of which $1,932,000 of organizational costs have been paid by the sponsor. Now that the Company has raised the minimum gross offering they will begin to repay the costs as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offerings or to expense if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

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

As of the date this quarterly report on Form 10-Q for the three months ended June 30, 2012, filed on August 13, 2012, we have not yet commenced active operations. Proceeds from the Offering will be applied to investments in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our offering. We will experience a relative increase in liquidity as we receive  additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distribution.

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

As of July 26, 2012, we had gross offering proceeds of approximately $2.7 million,  which satisfied our minimum offering amounts in all states except, Ohio, Pennsylvania and Tennessee. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

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

Results of Operations

We were formed in March 2011 and as of June 30, 2012, we had only minimal operations. We expect to use substantially all of the net proceeds from our offering to invest in and manage a diverse portfolio of real estate properties and real estate-related assets, including the acquisition of commercial properties and investment in real estate-related investments such as mortgage and mezzanine loans; debt and derivative securities related to real estate assets, such as debt securities issued by other real estate companies; and equity securities of other real estate companies. We may also invest in entities that make similar investments.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures. The Company does not have other comprehensive income or losses during the period January 1, 2012 to June 30, 2012 or March 7, 2011 (inception) to March 31, 2011.

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

Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2012 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

PLYMOUTH OPPORTUNITY REIT, INC.

By:     /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer and Chairman of the Board f Directors

By:    /s/ Donna Brownell

Donna Brownell,

Executive Vice President, Chief Accounting Officer and Treasurer

Dated August 13, 2012

