Form 10-Q
period 2012-09-30
Plymouth Opportunity REIT Inc.
filed 2012-11-13
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 2012

OR

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

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES _ NO ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO _

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ✓ NO _

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES _ NO ✓

As of November 13, 2012 the Registrant had outstanding 349,000 shares of common stock.

PLYMOUTH OPPORTUNITY REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2012	December 31, 2011

Assets
Investments in Real Estate	$1,766,477	$-
Cash and Cash Equivalent	623,539	175,645
Deposit	100,000	-
Investment in REIT Securities	-	25,425
Total Assets	$2,490,016	$201,070

Liabilities and Equity
Total Liabilities	$-	$-

Preferred Stock, $.01 par value, 10,000,000 shares Authorized, none issued and outstanding	-	-
Common Stock, $.01 par value, 1,000,000,000 shares Authorized, 349,000 shares issued and outstanding	3,490	200

Additional Paid In Capital	3,432,490	199,800
Retained Earnings	(945,964)	1,070
Total Equity	2,490,016	201,070

Total Liabilities and Equity	$2,490,016	$201,070

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED INCOME STATEMENT

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period March 7, (inception) to September 30,

	2012	2011	2012	2011
Income
Equity Investment Income	$16,477	$-	$16,477	$-
Realized Gain on Sale of REIT Securities	-	-	205
Total Income	16,477	-	16,682	-

Expenses
Professional Services	455,260	-	455,260	-
Commissions Fees	105,900	-	105,900	-
Payroll	245,402	-	245,402	-
Rent	79,821	-	79,821	-
General and Administrative	77,309	-	77,333	-
Total Expenses	963,692	-	963,716	-

Net Loss	$(947,215)	$-	$(947,034)	$-

Weighted average shares outstanding	55,699		66,987
Basic and diluted loss per share	$(17.01)		$(14.14)

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC

CONSOLIDATED STATEMENT OF EQUITY

Unaudited

	Common Stock, $.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance January 1, 2012	20,000	$200	$199,800	$1,070	$201,070
Issuance of Common Stock for Cash	329,000	3,290	3,232,690	-	3,235,980
Net Loss	-	-	-	(947,034)	(947,034)
Balance, September 30, 2012	349,000	$3,490	$3,432,490	$(945,964)	$2,490,016

	Common Stock, $.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
March 7, 2011 (inception)	-	$-	$-	$-	$-
Issuance of Common Stock for Cash	20,000	200	199,800	-	200,000
Net Income	-	-	-	1,070	1,070
Balance, December 31 , 2011	20,000	$200	$199,800	$1,070	$201,070

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

				For the Period
			Nine Months	March 7,
	Three Months Ended		Ended	(inception) to
	September 30,		September 30,	September 30,

	2012	2011	2012	2011
Cash from operating activities
Net Loss	$(947,215)	$-	$(947,034)	$-
Changes in Due From Affiliate	100,000	-	-	-
Income from equity method accounting	(16,477)	-	(16,477)	-
Realized Gain on Sale of REIT Securities	-	-	(205)	-
Net cash used for operating activities	(863,692)	-	(963,716)	-

Cash from investing activities
Investment in real estate	(1,750,000)	-	(1,750,000)	-
Changes in deposits	(100,000)	-	(100,000)	-
Proceeds from sale of REIT securities	-	-	25,630	-
Net cash used for investing activities	(1,850,000)	-	(1,824,370)	-

Cash from financing activities
Proceeds from issuance of common stock	3,235,980	-	3,235,980	200,000
Net cash provided by financing activities	3,235,980	-	3,235,980	200,000

Net increase in cash and cash equivalents	522,288	-	447,894	200,000
Cash and cash equivalent at the beginning of the period	101,251	200,000	175,645	-
Cash and cash equivalent at the end of the period	$623,539	$200,000	$623,539	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

(1) Business

Plymouth Opportunity REIT, Inc. and its subsidiaries (the "Company") is a Maryland corporation formed on March 7, 2011. The Company intends to acquire and operate on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, the Company intends to focus on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company may acquire, or participate in joint ventures owning, a wide variety of commercial properties including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties.

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

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the Sponsor), at a price of $200,000, or $10 per share. As of November 13, 2012 the Company has sold 349,000 shares for gross offering proceeds of $3.24 million.

The Company has retained Plymouth Real Estate Investors, Inc. (the” Advisor”) to serve as its advisor. The Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company has retained Plymouth Real Estate Capital, LLC (the “Dealer Manager”), a member of FINRA, to act as the exclusive Dealer Manager for this offering. The Advisor and the Dealer Manager are affiliates of Plymouth Group Real Estate LLC, the Sponsor of the Company.

(2) Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company’s financial position and results of operations. These interim condensed financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Equity Method Accounting

The Company may acquire equity interest in various limited partnership or other entities. In certain cases where we have the ability to exercise significant influence over the borrower, we account for our equity interest under the equity method of accounting. Under the equity method of accounting, we recognize our proportional share of the borrower’s net income or loss as determined under U.S. generally accepted accounting principles (“GAAP”) in our results of operations.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

Impairment of Real Estate Investments

When circumstances indicate the carrying value of a property may not be recoverable, the Company assesses the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The assessment also considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.

If impairment exists due to factors such as the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There was no indication of impairment as of September 30, 2012.

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

In May 2011 the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04which amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s results from operations or financial position.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures. The Company did not have other comprehensive income or losses during the period January 1, 2012 to June 30, 2012 or March 7, 2011 (inception) to March 31, 2011.

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Public Offering”). The Company commenced the Initial Public Offering on November 1, 2011. As of November 13, 2012, the Company had reached gross offering proceeds of approximately $3.24 million, which is sufficient to satisfy minimum offering amounts in all states where the Company is conducting its offering except Ohio, Pennsylvania and Tennessee.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

The Company has the right to reallocate the shares of common stock offered between the Company’s primary public offering and the Company’s distribution reinvestment plan. The Dealer Manager is providing dealer manager services in connection with the offering. The Initial Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that will end within two years of its Effective Date, unless it is extended in states that permit such an extension. In certain states, the Initial Public Offering must be renewed after one year of offering. Offering renewals are currently in process.

(4) Related Party Transactions

The Company relies on the Advisor to manage the Company’s day-to-day activities and to implement the Company’s investment strategy. The Dealer Manager is providing dealer manager services. The Advisor and the Dealer Manager receives compensation and fees for services relating to the investment and management of the Company’s assets. These fees primarily consist of:

- Sales commissions payable to the Dealer Manager of up to 4.0% of the gross offering proceeds before reallowance to participating broker-dealers;

- Dealer Manager fee payable to the Dealer Manager of up to 1.0% of the gross offering proceeds before reallowance to participating broker-dealers. None paid to date;

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

- Acquisition and Origination Fee reimbursement to the Advisor and its affiliates for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on our behalf, regardless of whether we actually acquire the related assets;

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

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

Through September 30, 2012, the Sponsor and Advisor have incurred approximately $2,208,000 of costs on behalf of the Company, of which $771,109 has been paid by the Sponsor and $1,161,584 has been paid by the Advisor. Since the Company broke escrow on July 26, 2012, it has repaid $705,000 of these costs and will continue to make payments as cash flow permits.

Through September 30, 2012 the Company has paid $105,900 to the Dealer Manager for sales commissions and Dealer Manager fees.

(5) Investment in Real Estate

On August 17, 2012 the Company, through its operating partnership, Plymouth Opportunity OP LP, acquired a 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. The property was 93.3% occupied at the time of acquisition, with a majority of leases ranging from one year or longer. The purchase price for the equity interest was $1,250,000. The total purchase price the joint venture paid for the property was $13.9 million, which included $10.6 million of secured debt.

On September 10, 2012 the Company, through its operating partnership, Plymouth Opportunity OP LP, acquired a 12% limited partnership interest in TCG Cincinnati DRE LP (the “Partnership”). The Partnership owns three Class B industrial buildings comprised of approximately 576,751 square feet located in the Greater Cincinnati area. All three buildings were 100% occupied at the time of the investment, consisting of four tenants with leases of two to ten years. The purchase price for the equity interest acquired by the Company was $500,000.

The Company funded the purchase price of these investments with proceeds from its Initial Public Offering.

The Company performed an analysis to determine whether or not these entities represent variable interest entities (VIEs), and if the Company is the primary beneficiary (PB) of the VIEs.

The Company concluded that CHCR II is a VIE. The Company has determined that it is not the PB of the VIE as the Company does not have the ability to make decisions over the activities that most significantly impact the performance of CHCR II. The Company accounts for the CHCR II investment as an equity method investment.

The Company has concluded that TCG Cincinnati DRE LP is not a VIE. The Company does not have control over the entity and accounts for the investment as an equity method investment.

The Company accounts for these investments through equity method accounting, as the Company has significant influence over the entities, and recorded $16,477 of income during the three and nine months ended September 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document. For a more detailed description of the risks affecting our financial condition and results of operations see "Risk Factors" in Item 1A of the Company’s Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 29, 2012.

General

We were formed in March 2011 as a Maryland corporation and intend to qualify as a REIT beginning with the taxable year ending December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan (the “Offering”). The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, LLC, an affiliate of our Advisor, to act as the Dealer Manager of the offering. The Dealer Manager is responsible for marketing our shares in our ongoing Initial Public Offering (the “Offering”). On July 26, 2012 we broke escrow in the Offering and through November 13, 2012 we had sold 329,000 shares of our common stock in the Offering with gross offering proceeds of $3.24 million, all of which were sold in our primary offering.

We intend to use substantially all of the proceeds from our ongoing initial public offering to acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our stockholders. We intend to primarily acquire, or participate in joint ventures owning a wide variety of commercial properties including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties. Additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies. However, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act of 1940. We expect to make our investments in real estate assets located in the United States. Our investment strategy is designed to provide our stockholders with a diversified portfolio of real estate assets.

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

Plymouth Real Estate Investors is our Advisor. As our Advisor, Plymouth Real Estate Investors manages our day-to-day operations and our portfolio of real estate properties and real estate-related assets. Plymouth Real Estate Investors makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the members of the corporate governance committee, not otherwise interested in the transaction. Plymouth Real Estate Investors will also provide asset-management, marketing, investor relations and other administrative services on our behalf.

We elected to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2011. If we fail to qualify as a REIT in any taxable year going forward, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution.

Liquidity and Capital Resources

We derive the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our offering from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

Through September 30, 2012, the Sponsor has incurred approximately $2,208,000 of costs on behalf of the Company, of which $1,932,000 of organizational costs have been paid by the Sponsor. Through September 30, 2012 the Company has repaid $705,000 to the Sponsor and will continue to reimburse as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offering or to expenses if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

We are offering and selling to the public up to 50 million shares of our common stock at $10.00 per share (subject to certain volume discounts). We are also offering up to 15 million shares of our common stock to be issued pursuant to our distribution reinvestment plan pursuant to which our stockholders may elect to have distributions reinvested in additional shares of our common stock at $9.50 per share.

As of the date this quarterly report on Form 10-Q for the three months ended September 30, 2012, filed on November 13, 2012, we have made two equity investments through our operating partnership, Plymouth Opportunity OP LP (“OP”). The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP. a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area.

Our cash needs for these acquisitions were met with the proceeds of the Offering. Operating cash needs during the same period were also met with proceeds from the Offering.

Proceeds from the Offering will continue to be applied to investments in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our offering. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or use for distributions, we will keep the net proceeds of our offering in short-term, low-risk, highly liquid, interest-bearing investments.

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

As of November 13, 2012, we had gross offering proceeds of approximately $3.24 million, which satisfied our minimum offering amounts in all states except, Ohio, Pennsylvania and Tennessee. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to the Dealer Manager and our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the Dealer Manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of Plymouth Real Estate Investors and our corporate governance committee.

We are taxed and operate as a REIT beginning with our taxable year ended December 31, 2011. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare distributions based on daily record dates and pay distributions on a quarterly basis. We have not established a minimum distribution level.

Results of Operations

Our results of operations as of September 30, 2012 are not indicative of those expected in future periods because we broke escrow in the Offering on July 26, 2012 and commenced operations on August 17, 2012 with our first investment. During the period from inception (March 7, 2011) to June 30, 2012 we had been formed but had not yet commenced any significant operations because we had not broken escrow. As a result, we had no material results of operations for that period.

As of September 30, 2012, we had made our initial investments in Wynthrope Forest and TCG Cincinnati DRE LP. We funded these acquisitions with proceeds from the Offering. We have not yet received any distributions relating to either of these investments. We expect that cash flow from real estate and interests in real estate will increase in future periods as we begin to receive distributions on these two investments and as a result of anticipated future acquisition of real estate and real estate related assets.

During the three and nine months ended September 30, 2012 the Company has recognized $16,477 of income from the investments in Wynthrope Forest and TCG Cincinnati DRE LP.

General and administrative expenses for the three and nine months ended September 30, 2012 totaled $963,691 and $963,716, respectively. The general and administrative expenses consisted primarily of legal and professional fees. We expect that these costs will increase in the future as a result of real estate and real estate related assets that we expect to acquire in the future.

For the three and nine months ended, we have net losses of $963,691 and $963,511, respectively, due primarily to legal, professional, filing and printing costs incurred in connection with the commencement of our operations.

Distributions

We have declared a stock distribution of 0.015 shares of our common stock, $0.01 par value per share, or 1.5% of each outstanding share of common stock to the stockholders of record at the close of business on September 28, 2012 and was paid on October 15, 2012.

Critical Accounting Policies

Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies.

Impairment of Real Estate Investments

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. The review also considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.

If impairment exists due to the inability to recover the carrying value of a property an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There was no indication of impairment as of September 30, 2012.

Recently Issued Accounting Standards

In April 2011 the FASB issued ASU 2011-03, Transfers and Servicing’s (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 is effective for the interim or annual period beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU 2011-03 will have on its results from operations or financial position.

In May 2011 the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 establishes common fair value measurement and disclosure requirements in GAAP and IFRS. ASU 2011-04 amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s results from operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures. The Company did not have other comprehensive income or losses during the period January 1, 2012 to June 30, 2012 or March 7, 2011 (inception) to March 31, 2011.

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

Internal Control over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2012 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

Dated: November 13, 2012

