Form 10-Q/A
period 2012-09-30
Plymouth Opportunity REIT Inc.
filed 2012-11-14
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 14, 2012 the Registrant had outstanding 349,000 shares of common stock.

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

The Company intends to operate in a manner that will allow it to be a real estate investment trust, or “REIT”, for federal income tax purposes. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Plymouth Opportunity OP, LP (the “Operating Partnership").

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the Sponsor), at a price of $200,000, or $10 per share. As of November 14, 2012 the Company has sold 349,000 shares for gross offering proceeds of $3.24 million.

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

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Public Offering”). The Company commenced the Initial Public Offering on November 1, 2011. As of November 14, 2012 , the Company had reached gross offering proceeds of approximately $3.24 million, which is sufficient to satisfy minimum offering amounts in all states where the Company is conducting its offering except Ohio, Pennsylvania and Tennessee.

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

General

We were formed in March 2011 as a Maryland corporation and intend to qualify as a REIT beginning with the taxable year ending December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan (the “Offering”). The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, LLC, an affiliate of our Advisor, to act as the Dealer Manager of the offering. The Dealer Manager is responsible for marketing our shares in our ongoing Initial Public Offering (the “Offering”). On July 26, 2012 we broke escrow in the Offering and through November 14, 2012 we had sold 329,000 shares of our common stock in the Offering with gross offering proceeds of $3.24 million, all of which were sold in our primary offering.

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

The Company intends to operate in a manner that will allow it to be a real estate investment trust, or “REIT”, for federal income tax purposes. If we fail to qualify as a REIT in any taxable year going forward, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution.

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

As of the date this quarterly report on Form 10-Q for the three months ended September 30, 2012, filed on November 14, 2012 , we have made two equity investments through our operating partnership, Plymouth Opportunity OP LP (“OP”). The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP. a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area.

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

As of November 14, 2012 , we had gross offering proceeds of approximately $3.24 million, which satisfied our minimum offering amounts in all states except, Ohio, Pennsylvania and Tennessee. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

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

The Company intends to operate in a manner that will allow it to be a real estate investment trust, or “REIT”, for federal income tax purposes. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare distributions based on daily record dates and pay distributions on a quarterly basis. We have not established a minimum distribution level.

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

