Form 10-K
period 2012-12-31
Plymouth Opportunity REIT Inc.
filed 2013-04-15
CIK 1515816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES _ NO ✓

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES _ NO ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO _

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ✓ NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer __	Accelerated filer ___	Non-accelerated filer ___	smaller reporting company ✓_

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES _ NO ✓

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 356,473 shares of common stock held by non-affiliates at December 31, 2012, the last business day of the registrant’s most recently completed second fiscal year.

As of April 15, 2013, there were 413,006 outstanding shares of common stock of Plymouth Opportunity REIT, Inc.

PLYMOUTH OPPORTUNITY REIT, INC.

Form 10-K

For the Year Ended December 31, 2012

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described under the caption “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-173048), as amended. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and as of December 31, 2012 our total assets were $1.843 million. We are dependent on our advisor to identify suitable investments and to manage our investments.
•	There is no assurance that we will raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of real estate properties and real estate-related assets as we otherwise would and the value of an investment in us may vary more widely with the performance of specific assets. There is a greater risk that stockholder will lose money in their investment in us if we have less diversity in our portfolio.
•	We depend on our tenants for revenue and accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our property could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet out debt service obligations and limiting our ability to pay distributions to our stockholders.
•	Our current and future investments in real estate and real estate-related assets may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.
•	If we are unable to locate investments with attractive yields while we are investing the proceeds of our initial public offering, our distributions and the long-term returns of our investors may be lower than they otherwise would.
•	We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our initial public offering, to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders' risk of loss.
•	We cannot predict with any certainty how much, if any, of our distribution reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from the distribution reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

PART I

ITEM 1. BUSINESS

General

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

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the Sponsor), at a price of $200,000, or $10 per share. As of April 15, 2013 the Company has sold 411,700 shares for gross offering proceeds of $4.063 million.

The Company has retained Plymouth Real Estate Investors, Inc. (the” Advisor”) to serve as its advisor. The Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company has retained Plymouth Real Estate Capital, LLC (the “Dealer Manager”), and a member of FINRA, to act as the exclusive Dealer Manager for this offering. The Advisor and the Dealer Manager are affiliates of Plymouth Group Real Estate LLC, the Sponsor of the Company.

Investment Objectives

We intend to primarily acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our investors. Our advisor intends to focus on markets that our advisor determines demonstrate sustainable value and/or growth potential and on those sellers who are distressed or face time-sensitive deadlines. As of December 31, 2012, we had not identified any particular markets or asset types on which we intend to focus, and the exact markets and asset types that will ultimately be targeted by our advisor will depend upon its evaluation of property prices and other economic considerations impacting the particular markets. Our board and our management, including our advisor and its sub-advisor, have extensive experience evaluating and investing, directly or indirectly as a joint venture partner, in numerous types of properties. We intend to primarily acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties. Additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. Our investment strategy is designed to provide investors with a diversified portfolio of real estate assets. We expect to make our investments in real estate assets located in the United States. We may enter into one or more joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or affiliates of our advisor, including future real estate limited partnerships and REITs sponsored by affiliates of our advisor. We also may serve as mortgage lender to, or acquire interests in or securities issued by, these joint ventures or other joint venture arrangements or other future Plymouth sponsored programs.

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

We intend to enter into joint ventures with affiliates of our sponsor or our advisor or with other future Plymouth-sponsored programs. However, we may only do so if a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by other joint ventures.

In the event that the co-venture elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise any right of first refusal that we may have. In the event that any joint venture with an entity affiliated with our advisor holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venture in each such property. Entering into joint ventures with other future Plymouth-sponsored programs will result in certain conflicts of interest.

Competition

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We believe that our multifamily communities are suitable for their intended purposes and adequately covered by insurance. There are a number of comparable properties located in the same submarkets that might compete with them. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. Government and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by government agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying person injury claims could reduce the amounts available for distribution to our stockholders. All of our properties are subject to Phase I environmental assessments at the time they are acquired.

Employees

We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us. We are dependent on our Advisor and our dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). Access to those reports and other filings with the SEC may be obtained, free of charge from our website, www.plymouthreit.com or through the SEC's website at www.sec.gov. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A. Risk Factors

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2012, we indirectly own, through our operating partnership, equity interests in two entities, one of which owns a multifamily property and the other owns three industrial buildings.

Entity	Membership Percentage	Property Types	Locations	Acquisition Date	Remaining Lease Term(1)	Number of Units/ Sq. Ft.	Annualized NOI(2)	Annualized Rental Income per Square Foot(2)

Wynthrope Holdings, LLC	51.5%	Multifamily	Riverdale (Atlanta) GA	8/17/12	6 mos.	270 Units	$1,269,379	$8.36

TCG Cincinnati DRE LP	12.27%	Industrial	Cincinnati, OH	9/10/12	5 yrs. 2 mos.	576,751 sq. ft.	$1,256,694	$5.40

_________

(1)	Remaining lease term in years as of December 31, 2012, calculated on a weighted average basis, where applicable.
(2)	The amount represented here is based on 100% ownership and not the Company’s proportionate share based on their ownership percentage.

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

The Company accounts for these investments through equity method accounting, has significant influence over the entities and has recorded $93,042 of a loss for the year ended December 31, 2012.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we are periodically party to certain legal actions and proceedings involving matters that are generally incidental to our business. In management’s opinion, the resolution of these legal actions and proceedings will not have a material adverse effect on our financial statements.

There are no legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of April 15, 2013, we had 413,006 shares of common stock outstanding held by a total of 137 stockholders. The number of stockholders is based on the records of ACS Securities Services, which serves as our transfer agent.

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

To assist the Financial Industry Regulatory Authority ("FINRA") members and their associated persons that participate in our initial public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, Plymouth Real Estate Investors, our advisor, estimated the value of our shares of common stock as $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) as it’s estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when our offering stage is complete, we do not consider a "public equity offering" to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.

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

Distribution Information

Our Board of Directors declared two stock distributions of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on September 28, 2012 and December 31, 2012 and was paid on October 15, 2012 and January 15, 2013, respectively.

We have not paid or declared any cash distributions as of April 15, 2013. It is unlikely at this time, based largely on the composition of our current investment portfolio and the acquisition opportunities that we currently see in the market, that we will declare any cash distributions during 2013. Once we begin making cash distributions, we intend to pay cash distributions on a quarterly basis based on daily record dates. We may also make special stock distributions, as described further below.

It is our intention to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2012. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board of Directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board of Directors deems relevant.

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

As of December 31, 2012, we had sold 351,500 shares of our common stock pursuant to our initial public offering which generated gross offering proceeds of approximately $3.461 million.

From the commencement of the public offering through December 31, 2012, we incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to our affiliated advisor, Plymouth Real Estate Capital.

Type of Expense	Amount
Selling commissions and dealer manager fees	$108,900
Other organization and offering costs	379,100
Total expenses	$488,000

Through December 31, 2012, the Sponsor has incurred approximately $2,338,996 of costs on behalf of the Company, of which $766,793 of organizational costs and $1,165,899 of general & administrative costs have been paid by the Sponsor. Through December 31, 2012 the Company has repaid $1,065,000 to the Sponsor and will continue to reimburse as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offering or to expenses if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

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
16

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

As of December 31, 2012, we had not redeemed any shares under our share redemption program because no shares were eligible for redemption. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2012, and accordingly, we have no funds available for redemption under the share redemption program in 2012.

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

Overview

We are a Maryland corporation and intend to qualify as a REIT beginning with the taxable year December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, an affiliate of our advisor, to act as the dealer manager of the offering. The dealer manager is responsible for marketing our shares in our ongoing initial public offering.

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

As of December 31, 2012, we have made two equity investments through our operating partnership, Plymouth Opportunity OP LP (“OP”). The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area.

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

Liquidity and Capital Resources

The Company incurred a net loss of $2,166,678 for the year ended December 31, 2012. At December 31, 2012, the Company had cash and cash equivalents of $174,442 to fund accrued expenses, and had no other debt outstanding, and no commitment to fund additional capital under its existing joint venture agreements.

If the Company is unable to generate sufficient liquidity to meet its needs in a timely manner, the Company may be required to further reduce expenses and suspend or discontinue operations. To mitigate this risk, during April 2013, the Company entered into agreements with certain of its vendors to limit future expenses related to certain professional services and entered into agreements with its independent directors for all compensation through December 31, 2013 and amounts accrued as of December 31, 2012 to be paid in the form of stock. In addition, on April 12, 2013, the Company received a $200,000 loan from the Sponsor, a related party. The loan agreement requires that the principal balance, which carries a zero percent interest rate, be repaid on December 31, 2014.

If the Company is unable to raise additional equity, it would result in the inability to acquire real estate assets or participate in joint ventures. Management is committed to continue its current efforts to raise capital and pursue real estate transactions to continue to make the Company a viable business. The Company is also committed to making the appropriate filings under applicable securities laws to extend the offering period from November 1, 2013 to November 2014.

We derive the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our offering from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

Through December 31, 2012, the Sponsor has incurred approximately $2,338,996 of costs on behalf of the Company, of which $766,793 of organizational costs and $1,165,899 of general and administrative costs have been paid by the Sponsor. Through December 31, 2012 the Company has repaid $1,065,000 to the Sponsor and will continue to reimburse as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offering or to expenses if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

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

As of the date this annual report on Form 10-K for the year ended December 31, 2012, filed on April 15, 2013, we have made two equity investments through our operating partnership, Plymouth Opportunity OP LP (“OP”). The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area.

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

Our principal demands for cash will be for acquisition costs, including the purchase price of the assets we acquire, improvement costs, the payment of our operating and administrative expenses, and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units issued by our operating partnership.

As of April 15, 2013, we had gross offering proceeds of approximately $4.063 million, which satisfied our minimum offering amounts in all states except, Ohio, Pennsylvania and Tennessee. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

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

Results of Operations

Our results of operations as of December 31, 2012 are not indicative of those expected in future periods because we broke escrow in the Offering on July 26, 2012 and commenced operations on August 17, 2012 with our first investment. During the period from inception (March 7, 2011) to June 30, 2012 we had been formed but had not yet commenced any significant operations because we had not broken escrow. As a result, we had no material results of operations for that period.

As of December 31, 2012, we had made our initial investments in Colony Hills Capital Residential 2 and TCG Cincinnati DRE LP. We funded these acquisitions with proceeds from the Offering. Cash flow from real estate and interests in real estate will increase in future periods as we continue to receive distributions on these two investments and as a result of anticipated future acquisition of real estate and real estate related assets.

For the year ended December 31, 2012 the Company has recognized $(106,159) and $13,117 of income from the investments in Colony Hills Capital Residential 2 and TCG Cincinnati DRE LP, respectively.

Total operating expenses for the year ended December 31, 2012 totaled $2,073,841. These expenses consisted primarily of general and administrative expenses, legal and professional fees. We expect that these costs will increase in the future as a result of real estate and real estate related assets that we expect to acquire in the future.

For the years ended December 31, 2012 and 2011, we have net (loss) income of $(2,166,678) and $1,070, respectively, due primarily to legal, professional, filing and printing costs incurred in connection with the commencement of our operations.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all costs to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including, but not limited to, legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders' equity.

Pursuant to our advisory agreement and our dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of the gross proceeds we raised in the respective offering. We reimburse the dealer manager for underwriting compensation as discussed in the prospectus for our ongoing initial public offering. We also pay directly or reimburse the dealer manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our distribution reinvestment plan at the date of reimbursement. Through December 31, 2012, we had sold 351,500 shares in the offering for gross offerings proceeds of $3.461 million and incurred selling commissions and dealer manager fees of $108,900 and other offering costs of $379,100 .

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of December 31, 2012, we have not realized any losses in such cash accounts and believe that we are not exposed to any significant credit risk.

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

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable year ending December 31, 2012. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures. The Company did not have other comprehensive income or losses during the period January 1, 2012 to December 31, 2012 or March 7, 2011 (inception) to December 31, 2011.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer (“CEO”) and chief accounting officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures” as defined in Rules 13A-15(e) and 15d-15(e) under the Securities and Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act is accumulated and communicated to the Company’s management including its CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation of our disclosure and controls procedures as of December 31, 2012, and because of a material weakness in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our CEO and CAO concluded that, as of such date, our disclosure controls and procedures were not effective.

A significant deficiency is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. In connection with our audit of the Company, we did not note any deficiencies that we consider to be significant deficiencies in internal control.

(b)	Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO and CAO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-An Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with this assessment, we identified the following material weakness in internal control over financial reporting as of December 31, 2012; our internal control over financial reporting was not effective.

The Company did not maintain an effective financial reporting and closing process to prepare financial statements in accordance with U.S. generally accepted accounting principles. Controls over significant transactions, effective period end cut-off controls, and financial statement disclosure controls were missing or ineffective. This material weakness resulted in misstatements in various accounts in the consolidated financial statements including common stock, additional paid in capital, directors’ fees expense, asset management fee expense and general and administrative expenses that were corrected prior to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2012.

(c)	Changes in internal controls

As discussed above in item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, we reported a material weakness in our internal control over financial reporting (as defined in 12b 2of the Exchange Act).

(d)	Remediation Efforts

In the fourth quarter of 2012 we began a search to engage a financial accounting specialist. This firm will assist with the financial reporting process and provide the expertise necessary to present all information accurately and in a timely manner and provide consulting services on an as needed basis

(e)	Remediation Plans

Management in coordination with the input, oversight and support of our audit committee, has identified the above-mentioned measures to strengthen our internal control over financial reporting and to address the material weakness described above. We expect these remedial actions to be effectively implemented during the year ended December 31, 2013.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name*	Age**	Positions

Jeffrey E. Witherell	48	Chairman of the Board, Chief Executive Officer and Director

Pendleton White, Jr.	53	President, Chief Investment Officer, Secretary and Director

Donna Brownell	53	Executive Vice President, Chief Operating Officer, Chief Accounting Officer and Treasurer

Anne Alger Hayward	61	Senior Vice President and General Counsel

David G. Gaw	61	Independent Director

Richard J. DeAgazio	68	Independent Director

Philip S. Cottone	72	Independent Director

____________

* The address of each executive officer and director listed is Two Liberty Square, 10th Floor, Boston, Massachusetts 02109.

** As of April 15, 2013.

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

Pendleton White, Jr. is our President, Chief Investment Officer and Secretary and one of our directors and has served in these positions since March 2011. He has also served as the President and Chief Investment Officer of our advisor since its formation in August 2009. Mr. White owns an 18% interest in our sponsor. Along with Mr. Witherell and Ms. Brownell, Mr. White actively participates in the management and operations of our advisor and is responsible for the overall investment strategy of our company. Mr. White has over 25 years of experience in commercial real estate, serving in numerous capacities including investment banking, property acquisitions and leasing. From November 2008 through August 2009, Mr. White was engaged in the formation of Plymouth Group Real Estate. Prior to that, Mr. White was Executive Vice President and Managing Director at Scanlan Kemper Bard (SKB) from September 2006 through November 2008, where he led SKB’s East coast office and managed the funding of SKB Real Estate Investors Funds I and II and was part of the team that made the investment decision for these entities. From March 2002 through September 2006, Mr. White was employed at FSP Investments LLC, a subsidiary of Franklin Street Properties Corp (AMEX: FSP) and was responsible for providing funding for numerous structured REITs throughout North America. From 1997-2001, Mr. White was Principal and Director of North Shore Holdings, a family-owned real estate investment firm. From 1993-1997, Mr. White was Co-Director of Investment Sales at Coldwell Banker Commercial Real Estate Services (now CB Richard Ellis) and was responsible for overseeing the acquisition and disposition of commercial properties throughout New England. Mr. White also was Vice President at Spaulding & Slye (now Jones Lang LaSalle) from 1991-1993 and Senior Sales Consultant at the Charles E. Smith Companies (now Vornado), in Washington, DC, from 1987-1992 and was responsible for property leasing and investment sale transactions. Mr. White began his career at Coldwell Banker in 1982. Since then he has been involved in over $1 billion of real estate transactions either serving as a broker, investor, consultant or investment banker. Mr. White received a Bachelor of Science degree from Boston University and is a member of several real estate organizations, including ULI.

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

Anne Alger Hayward, is our Senior Vice President and General Counsel and has served in these positions since March 2011. She also serves as Senior Vice President and General Counsel to Plymouth Real Estate Capital, LLC, our dealer manager. Ms. Hayward is responsible for the overall legal operations and compliance of our company. Ms. Hayward has over 25 years of experience in the practice of law, specializing in project finance, securities, equipment leasing and real estate transactional matters. She has structured and documented a wide variety of complex commercial transactions and public and private equity and debt securities offerings. Prior to joining Plymouth, from November 2007 through February 2011 she was General Counsel at Shane & Associates, Ltd., a Boston-based privately held real estate development and management company. Prior thereto, from April 2004 to November 2007 she was employed by Atlantic Exchange Company, an I.R.C. Section 1031 exchange accommodator. From 2001 to 2004, Ms. Hayward served as Senior Counsel at Holland & Knight LLP, representing large corporate clients such as GMAC in structuring tax credit transactions and real estate development projects. From 1997 to 2001, Ms. Hayward was senior counsel at BankBoston, NA representing the bank’s asset based financing subsidiary. From 1993 to 1997, Ms. Hayward was Associate General Counsel at American Finance Group, a Boston-based general equipment leasing company. From 1985 to 1993, Ms. Hayward was corporate/securities counsel at CSA Financial Corp., an equipment lease finance company concentrating in high technology assets. From 1976 to 1985 Ms. Hayward was an Associate at Gaston & Snow representing firm clients, such as brokerage firms and issuers, such as Shearson and Fidelity Investments in ‘33 Act, ‘34 Act and ‘40 Act product structuring and compliance matters. Ms. Hayward is a graduate of Skidmore College and New England School of Law. She holds FINRA Series 22 and 63 licenses, is a licensed real estate broker, and is a member of the Massachusetts and Federal District Court Bars.

David G. Gaw is one of our independent directors and chairman of our audit committee, positions he has held since November 2011. Mr. Gaw is currently a real estate project consultant and is managing personal investments. From November 2009 through January 2011, Mr. Gaw served as Chief Financial Officer of Pyramid Hotels and Resorts, a REIT that focused on hospitality properties. From September 2008 through November 2009, Mr. Gaw was engaged in managing his personal investments. From June 2007 to September 2008, he was Chief Financial Officer of Berkshire Development, a private real estate developer that focused on retail development. From April 2001 until June 2007, he served as the Senior Vice President, Chief Financial Officer and Treasurer of Heritage Property Industrial Trust, Inc., a publicly traded REIT listed on the New York Stock Exchange. Mr. Gaw was serving in those capacities when Heritage Property engaged in its initial public offering. From the time of its initial public offering in 1992, until October 2000, Mr. Gaw served as Senior Vice President and Chief Financial Officer of Boston Properties, Inc., a publicly traded REIT listed on the New York Stock Exchange. Mr. Gaw received a bachelor of science degree and an MBA from Suffolk University.

Richard J. DeAgazio is one of our independent directors and chairman of our corporate governance committee, positions he has held since November 2011. Mr. DeAgazio has been the Principal of Ironsides Assoc. LLC., a consulting company in marketing and sales in the financial services industry since he founded the company in June 2007. In 1981, he joined Boston Capital Corp., a diversified real estate and investment banking firm, which, through its various investment funds, owns over $12 billion in real estate assets, as Executive Vice President and Principal. He founded and served as the President of Boston Capital Securities, Inc., a FINRA-registered broker dealer, which is an affiliate of Boston Capital Corp., from 1981 through December 2007. Mr. DeAgazio formerly served on the National Board of Governors of FINRA and served as a member of the National Adjudicatory Council of FINRA. He was the Vice Chairman of FINRA’s District 11, and served as Chairman of the FINRA’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the FINRA State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a founder and past President of the National Real Estate Investment Association. He is past President of the National Real Estate Securities and Syndication Institute and past President of the Real Estate Securities and Syndication Institute (MA Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment-banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He was member of the Boston Stock Exchange for 42 years. He was on the Board of Directors of Cognistar Corporation and FurnitureFind.com. He currently serves as a Vice-Chairman of the board of Trustees of Bunker Hill Community College, the Board of Trustees of Junior Achievement of Massachusetts; the Board of Advisors for the Ron Burton Kid’s Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Philip S. Cottone is one of our independent directors and chairman of the compensation committee, positions he has held since November 2011. He is currently a mediator and arbitrator for the Financial Industry Regulatory Authority (FINRA, formerly NASAD), the American Arbitration Association, and the Counselors of Real Estate, primarily in securities, real estate and general commercial matters. He is an officer of the Executive Committee of the governing Council of the Dispute Resolution Section of the American Bar Association, and has been certified by the International Mediation Institute at The Hague. From 2003 to December of 2007 he was a member of the Board of Directors of Government Properties Trust (NYSE – GPT) and Chair of the Nominating and Governance Committee, and from 2004 to December 2008 he was lead director of Boston Capital REIT, a public, non-traded REIT.

From 1972 to 1981 Mr. Cottone was senior real estate officer and group executive of IU International (NYSE – IU), a 2 billion dollar Fortune 100 company, and previously, from 1966 to 1972, he was Manager of Real Estate at the Port of New York Authority where, among other things he was responsible for acquisition of the World Trade Center property in Manhattan. In 1981 he co-founded Ascott Investment Corporation, an investment, development and syndication company headquartered in Philadelphia, and as Chairman and CEO, a position he still holds, and founder of its captive broker dealer, he headed a staff of 65 in the capital raising, acquisition, management and sale of more than thirty real estate programs in fourteen states. From 1977 through 1983 and again from 1998 through 2002 he was General Counsel and a member of the Executive Committee of the International Right of Way Association, and from 1988 to 1977 he was Trustee and Treasurer of the IRWA Foundation. In 1988 he was national President of RESSI, the Real Estate Securities & Syndication Institute, and in 2004 he was national Chair of the Counselors of Real Estate, both divisions of the National Association of Realtors. For ten years from 1995 to 2005 he was an adjunct on the faculty of the Real Estate Institute at New York University teaching a course he wrote in real estate securities.

Mr. Cottone has an A.B from Columbia College (1961) where he was awarded the Burdette Kinne Memorial Prize for Humanities and an L.L.B. from NYU where he received the Administrative Law prize.

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

The audit committee selects the independent public accountants to audit our annual financial statements, reviews with the independent public accountants the plans and results of the audit engagement and considers and approves the audit and non-audit services and fees provided by the independent public accountants. Our board of directors has determined that each director appointed to the audit committee is financially literate and that at least one director appointed to the audit committee, Mr. Gaw, is an “audit committee financial expert,” as such term is defined in the regulations promulgated under the Exchange Act. The members of our audit committee are: Messrs. Gaw, who is the chairman of the committee, DeAgazio and Cottone.

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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2012.

Name	Fees Earned in 2012	All Other Compensation	Total
Philip S. Cottone	$56,000	$ -	$56,000
Richard J. DeAgazio	$56,000	$ -	$56,000
David G. Gaw	$56,000	$ 154	$56,154
Jeffrey E. Witherell(1)	--	--	--
Pendleton White, Jr. (1)	--	--	--

_______

(1)Directors who are also our executive officers do not receive compensation for services rendered as a director.

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

All of our directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also one of our officers, we will not pay any compensation for services rendered as a director. The independent directors have elected to receive all compensation in the form of stock through the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of April 15, 2013 , for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of All Shares

Plymouth Group Real Estate LLC	20,000(3)	.05%

Jeffery E. Witherell, Chairman of the Board, Chief Executive Officer and Director	20,000(3)	.05%

Pendleton White, Jr., President, Chief Investment Officer, Secretary and Director	20,000(3)	.05%

Donna Brownell, Executive Vice President, Chief Operating Officer, Chief Accounting Officer and Treasurer	20,000(3)	.05%

Anne Alger Hayward, Senior Vice President and General Counsel	---	---

Philip S. Cottone, Independent Director	3,700.01%

Richard J. De Agazio, Independent Director	3,233.01%

David G. Gaw, Independent Director	4,700.01%

All Officers and directors as a group	31,633(3)	.08%

31

____

(1)	The address of each beneficial owner listed is Two Liberty Square, 10th Floor, Boston, Massachusetts 02109
(2)	None of the shares are pledged as security.
(3)	As of April 15, 2013, Plymouth Group Real Estate owns 20,000 shares of our outstanding stock. Plymouth Group Real Estate is majority owned and controlled by Jeffrey E. Witherell, Pendleton White, Jr., and Donna Brownell.

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
32

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

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement was renewed on July 27, 2012 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Pursuant to the advisory agreement, we expect to pay or reimburse our advisor as set forth below over the next year.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing initial public offering, including our legal, accounting, printing, mailing and filing fees. We will reimburse our advisor for these costs and for future organization and offering costs incurred on our behalf, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our initial public offering as of the date of the reimbursement. In addition, after the termination of the primary offering, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs borne by us exceed 15% of the gross proceeds raised in the primary offering. In the event we do not raise the minimum offering amount in our initial public offering, we will terminate the offering and have no obligation to reimburse our advisor for any organization and offering costs. As of April 15, 2013, our advisor has incurred organization and offering costs on our behalf of $1.111 million.

33

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

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor's overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Our advisor may seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. Under the terms of the advisory agreement, we will not pay our advisory an acquisition or disposition fee; however, we will reimburse our advisor for certain expenses associated with the acquisition and origination of our investments. The amount of reimbursement to our advisory for personnel costs will be evaluated on an ongoing basis. Such reimbursement will be subject to limitation and based on a number of factors, including profitability, funds available and our ability to pay distributions from cash flow generated from operations. The anticipated amount of reimbursement on an annual basis for our executive officers is $500,000 for all executives, including base salary, bonuses and related benefits. Pursuant to the advisor agreement, these expenses are not reimbursable to our advisor unless and until we raise the minimum offering amount in our initial public offering. As of April 15, 2013, our advisor has incurred operating expenses on our behalf of $2.339 million.

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

34

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Independent Registered Public Accounting Firm

During the year ended December 31, 2012, KPMG LLP served as our independent auditor and provided certain tax and other services. KPMG has served as our independent registered public accounting firm since our formation.

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

Principal Independent Registered Public Accounting Firm Fees

The aggregate fees billed to us for professional accounting services, include the audit of our annual financial statements by KPMG LLP for the year ended December 31, 2012, and are set forth in the table below.

2012
Audit fees	$227,160
Audit-related fees	—
Tax fees	18,000
All other fees	16,745
Total	$261,905

______

For purpose of the preceding table, KPMG's professional fees are classified as follows:

•	Audit fees – these are fee for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by KPMG in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•	Audit-related fees – These fees are for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statue or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•	Tax fees – These are fees for all professional services performed by professional staffing our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

All other fees – These are fees for any services not included in their above-described categories.

35

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

See index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

(b) Exhibits

EXHIBIT LIST

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011

4.1	Agreement of Limited Partnership, incorporated by reference

4.2	Share Redemption Program, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-11 (333-173048), filed on March 24, 2001

10.1	Dealer-Manager Agreement, incorporated by reference

10.2	Advisory Agreement, incorporated by reference

10.3	Sub-Advisory Agreement with Haley Real Estate Group, LLC, incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 4 to our Registration on Form S-11 (333-173048), filed on August 8, 2011

10.4	Sub-Advisory Agreement with Oxford Capital Group, LLC, incorporated by reference to Exhibit 10.3 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (333-173048), filed on August 8, 2011

21.1	List of Subsidiaries, incorporated by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

36

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2012 and 2011	F-3

Consolidated Income Statements for the Year Ended December 31, 2012 and the Period March 7, 2011 (inception) through December 31, 2011	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2012 and the Period March 7, 2011 (inception) through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and the Period March 7, 2011 (inception) through December 31, 2011	F-6

Notes to Consolidated Financial Statements - December 31, 2012	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plymouth Opportunity REIT, Inc.:

We have audited the accompanying  consolidated balance sheets of Plymouth Opportunity REIT, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated income statements, statements of equity, and cash flows for the year ended December 31, 2012, and the period from March 7, 2011 (inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plymouth Opportunity REIT, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations, and cash flows for the year ended December 31, 2012 and for the period from March 7, 2011 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

April 15, 2013

Plymouth Opportunity REIT, Inc.
Consolidated Balance Sheets
For the years ended December 31, 2012 and 2011

	December 31,

	2012	2011

Assets
Equity Method Investments in Real Estate	$1,642,027	$—
Cash and Cash Equivalent	174,442	175,645
Security Deposit	16,733	—
Due From Affiliate	9,431	—
Investment in REIT Securities	—	25,425
Total Assets	$1,842,633	$201,070

Liabilities and Equity
Accrued Expenses	$381,432	$—
Accrued Directors Fees	49,500	—
Total Liabilities	430,932	—

Preferred Stock, $.01 par value, 10,000,000 shares Authorized, none issued and outstanding	—	—

Common Stock, $.01 par value, 1,000,000,000 shares Authorized, 367,841 and 20,000 shares issued and outstanding, respectively	3,678	200

Additional Paid in Capital	3,620,709	199,800

Retained Earnings	(2,212,686)	1,070
Total Equity	1,411,701	201,070

Total Liabilities and Equity	$1,842,633	$201,070

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.
Consolidated Income Statement
For the Year Ended December 31, 2012 and
the Period March 7, 2011 (inception) through December 31, 2011

		For the Period
	For the	March 7,
	Year Ended	(inception) to
	December 31,	December 31,

	2012	2011

Income

Equity Investment Income	$(93,042)	$—
Dividend Income	—	599
Unrealized Gain on Investment in REIT Securities	—	471
Realized Gain on Investment in REIT Securities	205	—

Total Income	$(92,837)	$1,070

Expenses

Professional Services	733,321	—
Commissions Fees	108,900	—
Marketing	165,170	—
Rent	95,119	—
Directors fees including stock compensation	190,497	—
Insurance	45,603	—
General and Administrative	735,231	—
Total Expenses	2,073,841	—

Net (loss) income	$(2,166,678)	$1,070

Weighted average shares outstanding	167,853	20,914
Basic and diluted loss per share	$(12.91)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.
Consolidated Statement of Equity
For the Year Ended December 31, 2012 and
the Period March 7, 2011 (inception) through December 31, 2011

	Common Shares,
	$.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance January 1, 2012	20,000	$200	$199,800	$1,070	$201,070
Issuance of common stock for cash	331,500	3,315	3,257,664		3,260,979
Stock compensation	11,633	116	116,214	—	116,330
Stock dividend	4,708	47	47,031	(47,078)	—
Net loss	—	—	—	(2,166,678)	(2,166,678)
Balance, December 31, 2012	367,841	$3,678	$3,620,709	$(2,212,686)	$1,411,701

	Common Shares,
	$.01 par value
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Equity
March 7, 2011 (inception)	—	$—	$—	$—	$—
Issuance of common stock for cash	20,000	200	199,800	—	200,000
Net income	—	—	—	1,070	1,070
Balance, December 31, 2011	20,000	$200	$199,800	$1,070	$201,070

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2012 and
the Period March 7, 2011 (inception) through December 31, 2011

	For the Year Ended December 31, 2012	For the Period March 7, 2011 (inception) through December 31, 2011

Cash from operating activities

Net (loss) income	$(2,166,678)	$1,070
Income from equity method accounting	93,042	—
Realized gain on sale of REIT securities	(205)	—
Unrealized gain on Investment in REIT securities	—	(471)
Directors fees stock compensation	116,330	—
Changes in due from affiliates	(9,430)	—
Security Deposit	(16,733)	—
Changes in accrued expenses	430,929	—
Net cash (used for)/provided by operating activities	(1,552,745)	599

Cash from investing activities

Investment in real estate	(1,750,000)	—
Distributions from investment in real estate	14,932
Investment in REIT Securities	—	(25,954)
Proceeds from sale of REIT securities	25,630	—
Net cash used for investing activities	(1,709,438)	(25,954)

Cash from financing activities

Proceeds from issuance of common stock	3,260,980	200,000
	3,260,980	200,000

Net increase in cash and cash equivalent	(1,203)	174,645

Cash and cash equivalent at the beginning of the period	175,645	—
Cash and cash equivalent at the end of the period	174,442	174,645

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

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the Sponsor), at a price of $200,000, or $10 per share. As of April 15, 2013 the Company has sold 391,700 shares for gross offering proceeds of $3.863 million to third party investors.

The Company has retained Plymouth Real Estate Investors, Inc. (the” Advisor”) to serve as its advisor. The Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company has retained Plymouth Real Estate Capital, LLC (the “Dealer Manager”), and a member of FINRA, to act as the exclusive Dealer Manager for this offering. The Advisor and the Dealer Manager are affiliates of Plymouth Group Real Estate LLC, the Sponsor of the Company.

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

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements,

continued

(2) Summary of Significant Accounting Policies - (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less such as money market mutual funds or certificates of deposits. As of December 31, 2012, we have not realized any losses in such cash accounts and believe that we are not exposed to any significant credit risk.

Investments in REIT Securities

Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold the securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using a method that approximates the interest method. Management may also carry securities as trading securities, with changes in fair value being reflected in the income statement during the period the change occurs. See footnote 6 for further discussion.

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
F-8

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements,

continued

(2) Summary of Significant Accounting Policies  - (continued)

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we will measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies its Investment in REIT Securities as Level 1.

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

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable year ending December 31, 2012. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements,

continued

(2) Summary of Significant Accounting Policies - (continued)

necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Earnings per Share

Basic earnings per share are calculated on the basis of weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.

Recently Issued Accounting Standards

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing’s (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. (ASU 2011-03) changes the assessment of effective control by focusing on the transferor’s contractual rights and obligations and removing the criterion to assess the ability to exercise those rights or honor those obligations. ASU 2011-03 is effective for the interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material effect on the Company’s results from operations or financial position.

In May 2011 the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. (ASU 2011-04) establishes common fair value measurement and disclosure requirements in GAAP and IFRS. (ASU 2011-04) which amends topic 820 by clarifying the intent of the application of existing fair value measurement and disclosure requirements. The amendments in this update also change the fair value measurement of financial instruments that are managed within a portfolio subject to market risks and the credit risk of counterparties, the application of premiums and discounts in a fair value measurement, and require additional fair value measurement disclosures. ASU 2011-04 will be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Company’s results from operations or financial position.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 gives two options for presenting other comprehensive income (“OCI”). An OCI statement can be included with the net income statement, which together will make a statement of total comprehensive income. Alternatively an OCI statement may be presented separately from a net income statement, but the two statements must appear consecutively within a financial report. Currently, ASU 2011-05 will be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB announced that it is considering deferring certain provisions in ASU 2011-05 related to the presentation and reclassification adjustments from other comprehensive income to net income. The adoption of ASU 2011-05 did not have an impact on the Company’s results of operations or financial position as it only impacts required disclosures. The Company did not have other comprehensive income or losses during the year ended December 31, 2012 or March 7, 2011 (inception) to December 31, 2011.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements,

continued

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Public Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Offering”).

The Company commenced the Initial Public Offering on November 1, 2011. As of April 15, 2013, the Company had reached gross offering proceeds of approximately $4.063 million, which is sufficient to satisfy minimum offering amounts in all states where the Company is conducting its offering except Ohio, Pennsylvania and Tennessee.

The Company has the right to reallocate the shares of common stock offered between the Company’s primary public offering and the Company’s distribution reinvestment plan. The Dealer Manager is providing dealer manager services in connection with the offering. The Initial Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that will end within two years of its Effective Date, unless it is extended in states that permit such an extension. In certain states, the Initial Public Offering must be renewed after one year of offering. Offering renewals have been completed.

(4) Related Party Transactions

The Company is a party to an advisory agreement dated July 27, 2011 with Plymouth Real Estate Investors, Inc. (“Plymouth REI”) which entitles Plymouth REI to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Plymouth REI on behalf of the Company and certain costs incurred by Plymouth REI and its affiliates in providing services to the Company.

The fees the Company incurs under the advisory agreement are as follows:

Type of Compensation	Form of Compensation

Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for our cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by us do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering expenses incurred as of December 31, 2012 are $1,110,932 of which $379,100 have been reimbursed.

Acquisition and Advisory Fees	Acquisition and Origination Fee reimbursement to the Advisor and its affiliates for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on our behalf, regardless of whether we actually acquire the related assets.

Asset Management Fee	Monthly asset management fees to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid.

Common Stock	Common Stock issuable upon occurrence of certain events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. This fee will be payable semi-annually in shares of our common stock, which shares will be valued at a price equal to the price then payable for shares redeemed under our share redemption program, provided such price shall not be less than $10.00 per share. The aggregate origination fee payable to our sponsor will not exceed 3% of the net proceeds of our primary offering of shares as of the time of such payment.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements,

continued

(4) Related Party Transactions – (continued)

Subscription Processing Fee	Monthly subscription processing fee to the Advisor equal to $35 per subscription agreement received and processed by the Advisor. The Advisor at its sole discretion may defer all or any portion of the $35 per subscription agreement fee payable

Expense Reimbursement	Reimbursement to the Advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income.

Termination	Upon termination or nonrenewal of the advisory agreement, our Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors.

As of April 15, 2013, total organization and offering expenses incurred by Plymouth REI and its affiliates since inception are $1,110,932 of which $379,100 have been reimbursed and included in the consolidated income statement for the year ended December 31, 2012. In addition, Plymouth REI and its affiliates has incurred $1,228,064 in general and administrative expenses on behalf of the Company, of which $685,900 has been reimbursed and is included on the consolidated income statement for the year ended December 31, 2012. During the fiscal year ended December 31, 2013, the Company will evaluate the operating expenses including expenses incurred on behalf of the Company to determine if they are an expense of Plymouth REI incurred on their behalf by Plymouth REI and its affiliates to assess against compliance with the 2%/25% Rule. Pursuant to the terms of the Advisory Agreement, Plymouth REI has the right to defer (without interest) receipt of all of these fees and expenses.

As of December 31, 2012 the Company has $9,431 receivable from the dealer manager for costs reimbursable under the Expense Sharing Agreement signed August 1, 2012. This receivable was reimbursed in January 2013.

(5) Investment in Joint Ventures

On August 17, 2012 the Company, through its operating partnership, Plymouth Opportunity OP LP, acquired a 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. The property was 93.3% occupied at the time of acquisition, with a majority of leases ranging from one year or longer. The purchase price for the equity interest was $1,250,000. The purchase price the joint venture paid for the property was $13.9 million, which included $10.6 million of secured debt.

On September 10, 2012 the Company, through its operating partnership, Plymouth Opportunity OP LP, acquired a 12.27% limited partnership interest in TCG Cincinnati DRE LP (the “Partnership”). The Partnership owns three Class B industrial buildings comprised of approximately 576,751 square feet located in the Greater Cincinnati area. All three buildings were 100% occupied at the time of the investment, consisting of four tenants with leases of two to ten years. The purchase price for the equity interest acquired by the Company was $500,000.

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

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements,

continued

(5) Investment in Joint Ventures – (continued)

The Company accounts for these investments through equity method accounting, as the Company has significant influence over the entities, and recorded $93,042 of a loss for the year ended December 31, 2012.

The Company received cash dividends amounting to $14,932 in the year ended December 31, 2012, which were recorded as a reduction of the cost basis of the equity method investment.

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in thousands):

December 31, 2012
(in thousands)
Assets
Real Estate properties, at historical cost	$27,727
Other Assets	1,612
Total assets	$29,339

Liabilities & Equity
Mortgage Notes Payable, at historical cost	$19,566
Other liabilities	1,274
Total liabilities	20,840

Equity	8,499
Total liabilities and equity	$29,339

Operating Revenue and Expenses
Revenues	$2,822
Expenses	2,710
Excess of revenues over expenses	$112

Principal payment schedule on mortgage loans payable within the joint ventures as of December 31:

Amount
2013	234
2014	388
2015	405
2016	423
2017	18,116
Total maturities	19,566

Management of the Company monitors the financial position of the Company’s joint venture partners. To the extent that management of the Company determines that a joint venture partner has financial or liquidity concerns, management will evaluate all actions and remedies available to the Company under the applicable joint venture agreement to minimize any potential adverse implications to the Company.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements,

continued

(6) Investments in REIT securities

Investments are carried at fair value, and as of December 31, 2011 consisted of three publically traded equity securities in Real Estate Investment Trusts. The investments were purchased in December 2011 and had a fair value of $25,425 at December 31, 2011. These investments were subsequently sold on January 17, 2012.

(7) Equity

Preferred Stock

The Company’s charter authorizes the Company to issue up to 10.0 million shares of its $0.01 par value preferred stock. As of December 31, 2012 and for the period from March 7, 2011(inception) through December 31, 2011, there were no shares of preferred stock issued and outstanding.

Common Stock

Through December 31, 2012, the Company had issued 367,841 shares of its common stock (including stock dividends) in connection with its currently ongoing public offering.

Distributions

Our Board of Directors have declared two stock distributions of 0.015 shares each of our common stock $0.01 par value per share, or 1.5% of each outstanding share of common stock to the stockholders of record at the close of business on September 28, 2012 and December 31, 2012. These shares were distributed on October 15, 2012 and January 15, 2013, respectively. The earnings per share calculation has been adjusted to appropriately reflect the effect of the stock dividends issued.

(8) Share-based Compensation

The Company issues restricted stocks to its independent members of the Board of Directors as part of its annual retention program. The stocks immediately vest upon issuance. For the year ended December 31, 2012 and the period March 7 through 2011, the Company recorded $116,330 and $0, respectively of related compensation expense which is included in directors fees in the Company’s consolidated income statement.

(9) Liquidity

The Company incurred a net loss of $2,166,678 for the year ended December 31, 2012. At December 31, 2012, the Company had cash and cash equivalents of $174,442 to fund accrued expenses, and had no other debt outstanding, and no commitment to fund additional capital under its existing joint venture agreements.

If the Company is unable to generate sufficient liquidity to meet its needs in a timely manner, the Company may be required to further reduce expenses and suspend or discontinue operations. To mitigate this risk, during April 2013, the Company entered into agreements with certain of its vendors to limit future expenses related to certain professional services and entered into agreements with its independent directors for all compensation through December 31, 2013 and amounts accrued as of December 31, 2012 to be paid in the form of stock. In addition, on April 12, 2013, the Company received a $200,000 loan from the Sponsor, a related party. The loan agreement requires that the principal balance, which carries a zero percent interest rate, be repaid on December 31, 2014.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements,

continued

(9) Liquidity – (continued)

If the Company is unable to raise additional equity, it would result in the inability to acquire real estate assets or participate in joint ventures. Management is committed to continue its current efforts to raise capital and pursue real estate transactions to continue to make the Company a viable business. The Company is also committed to making the appropriate filings under applicable securities laws to extend the offering period from November 1, 2013 to November 2014.

(10) Subsequent Events

Through April 15, 2013 the Company has sold 411,700 shares for gross offering proceeds of $4.063 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PLYMOUTH OPPORTUNITY REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer

Dated April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY E. WITHERELL	Chairman of the Board of Directors,	April 15, 2013
Jeffrey E. Witherell	Chief Executive Officer
and Director (principal
executive officer)

/s/ DONNA BROWNELL	Chief Operating Officer,	April 15, 2013
Donna Brownell	Chief Accounting Officer and
Executive Vice President
(principal financial
and accounting officer)

/s/ PENDLETON WHITE, JR.	President, Chief Investment	April 15, 2013
Pendleton White, Jr.	Officer and Director

/s/PHILIP S. COTTONE	Director	April 15, 2013
Phillip S. Cottone

/s/ RICHARD J. DE AGAZIO	Director	April 15, 2013
Richard J. De Agazio

/s/ DAVID G. GAW	Director	April 15, 2013
David G. Gaw

