Form 10-K/A
period 2012-12-31
Plymouth Opportunity REIT Inc.
filed 2013-04-29
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES _ NO ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO _

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ✓NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company ✓_

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES _ NO✓

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

EXPLANATORY NOTE

Plymouth Opportunity REIT, Inc. (the “Company”) is filing this Amendment No. 1 t its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed on April 15, 2013 (the “Original Filing”), in order to correct inadvertent errors in Exhibits 31.1 and 31.2 to the Original Filing. The amended Exhibits 31.1 and 31.2 correctly reflect the disclosure required to be contained therein pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. No other information in the Original Filing is amended hereby.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011
4.1	Agreement of Limited Partnership, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012
4.2	Share Redemption Program, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-11 (333-173048), filed on March 24, 2001
10.1	Dealer-Manager Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012
10.2	Advisory Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012
10.3	Sub-Advisory Agreement with Haley Real Estate Group, LLC, incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 4 to our Registration on Form S-11 (333-173048), filed on August 8, 2011
10.4	Sub-Advisory Agreement with Oxford Capital Group, LLC, incorporated by reference to Exhibit 10.3 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (333-173048), filed on August 8, 2011
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

___________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PLYMOUTH OPPORTUNITY REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer

Dated April 29, 2013

EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011
4.1	Agreement of Limited Partnership, incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012
4.2	Share Redemption Program, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-11 (333-173048), filed on March 24, 2001
10.1	Dealer-Manager Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012
10.2	Advisory Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012
10.3	Sub-Advisory Agreement with Haley Real Estate Group, LLC, incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 4 to our Registration on Form S-11 (333-173048), filed on August 8, 2011
10.4	Sub-Advisory Agreement with Oxford Capital Group, LLC, incorporated by reference to Exhibit 10.3 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (333-173048), filed on August 8, 2011
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 28, 2012
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

_________________

* Filed herewith

-5-