Form 10-Q
period 2013-03-31
Plymouth Opportunity REIT Inc.
filed 2013-05-16
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES _ NO ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES✓  NO _

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ✓ NO _

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES _ NO ✓

As of May 15, 2013 the Registrant had outstanding 505,648 shares of common stock.

PLYMOUTH OPPORTUNITY REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2013	December 31, 2012

Assets
Investments in Joint Ventures	$1,621,112	$1,642,027
Cash	175,356	174,442
Restricted Cash	173,509	—
Security Deposit	16,733	16,733
Due From Affiliate	13,580	9,431
Total Assets	$2,000,290	$1,842,633

Liabilities and Equity
Accounts Payable	$62,448	$—
Accrued Expenses	152,159	381,432
Accrued Directors Fees	49,500	49,500
Investor Deposits	173,509	—
Total Liabilities	437,616	430,932

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 1,000,000,000 shares authorized, 457,298 and 367,841 shares issued and outstanding, respectively	4,496	3,678
Common Stock Dividend Distributable	77	—
Additional Paid-In Capital	4,514,388	3,620,709
Accumulated Deficit	(2,956,287)	(2,212,686)
Total Equity	1,562,674	1,411,701
Total Liabilities and Equity	$2,000,290	$1,842,633

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED INCOME STATEMENTS

Unaudited

	For the Three Months Ended March 31,
	2013	2012

Income
Equity Investment Income	$23,263	$—
Realized Gain on Sale of REIT Securities	—	205
Total Income	23,263	205

Expenses
Professional Services	40,000	—
Commissions	30,080	—
Marketing	1,825	—
Rent	37,650	—
Directors Fees, including Stock Compensation	42,000	—
Insurance	18,969	—
Salary Reimbursement	426,788	—
General and Administrative	41,979	—
Total Expenses	639,291	—

Net Income (Loss)	$(616,028)	$205

Weighted Average Number of Shares Outstanding	216,040	20,000
Basic and Diluted Income (Loss) Per Share	$(2.85)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Unaudited

	Common Stock, $.01 par value			Additional
	Shares	Amount	Dividend Distributable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance, January 1, 2013	367,841	$3,678	$—	$3,620,709	$(2,212,686)	$1,411,701
Issuance of common stock for cash	75,200	752	—	751,248	—	752,000
Stock compensation	1,500	15	—	14,986	—	15,001
Stock dividend	12,757	51	77	127,445	(127,573)	—
Net loss	—	—	—	—	(616,028)	(616,028)
Balance, March 31, 2013	457,298	$4,496	$77	$4,514,388	$(2,956,287)	$1,562,674

	Common Stock, $.01 par value		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Equity
Balance, January 1, 2012	20,000	$200	$199,800	$1,070	$201,070
Issuance of common stock for cash	331,500	3,315	3,257,664	—	3,260,979
Stock compensation	11,633	116	116,214	—	116,330
Stock dividend	4,708	47	47,031	(47,078)	—
Net loss	—	—	—	(2,166,678)	(2,166,678)
Balance, December 31, 2012	367,841	$3,678	$3,620,709	$(2,212,686)	$1,411,701

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the Three Months Ended March 31,
	2013	2012

Cash from operating activities
Net income (loss)	$(616,028)	$205
Realized gain on sale of REIT securities	—	(205)
Restricted cash	(173,509)	—
Changes in due from affiliate	(4,149)	—
Equity investment income	(23,263)	—
Directors fees – stock compensation	15,001	—
Investor deposits	173,509	—
Accounts payable	62,448	—
Accrued expenses	(229,273)	—
Net cash used for operating activities	(795,264)	—

Cash from investing activities
Proceeds from sale of REIT securities	—	25,630
Net cash provided by investing activities	—	25,630

Cash from financing activities
Distributions from investments in joint ventures	44,178	—
Proceeds from issuance of common stock	752,000	—
Net cash provided by financing activities	796,178	—

Net increase in cash	914	25,630
Cash at the beginning of the period	174,442	175,645
Cash at the end of the period	$175,356	$201,275

Disclosure of non-cash financing activities:

Common stock distributed as dividends:
Common stock	$128	$—
Additional paid-in capital	127,445	—
Fair value of stock dividend	$127,573	$—

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

(1) Business

Plymouth Opportunity REIT, (the "Company") is a Maryland corporation formed on March 7, 2011. The Company intends to acquire and operate on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, the Company intends to focus on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company may acquire, or participate in joint ventures owning, a wide variety of commercial properties including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties.

All references to the Company refer to Plymouth Opportunity REIT, Inc. and its subsidiaries, collectively, unless the context otherwise requires.

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

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the “Sponsor”), at a price of $200,000, or $10 per share. As of May 15, 2013, the Company has 485,648 shares outstanding for gross offering proceeds of $4.646 million to third party investors.

The Company has retained Plymouth Real Estate Investors, Inc. (the “Advisor” or “Plymouth REI”) to serve as its advisor. The Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company has retained Plymouth Real Estate Capital, LLC (the “Dealer Manager”), and a member of FINRA, to act as the exclusive Dealer Manager for this offering. The Advisor and the Dealer Manager are affiliates of Plymouth Group Real Estate LLC.

(2) Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company’s financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Equity Method Accounting

The Company may acquire equity interest in various limited partnerships or other entities. In certain cases where the Company has the ability to exercise significant influence over the borrower, it accounts for its equity interest under the equity method of accounting. Under the equity method of accounting, the Company recognizes the proportional share of the investee’s net income or loss as determined under U.S. generally accepted accounting principles (“GAAP”) in the Company’s results of operations.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies – (continued)

Earnings per Share

Basic earnings per share are calculated on the basis of weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Public Offering”). The Company commenced the Initial Public Offering on November 1, 2011. As of May 15, 2013, the Company had reached gross offering proceeds of approximately $4.646 million, which is sufficient to satisfy minimum offering amounts in all states where the Company is conducting its offering except Ohio, Pennsylvania and Tennessee.

The Company has the right to reallocate the shares of common stock offered between the Company’s primary public offering and the Company’s distribution reinvestment plan. The Dealer Manager is providing dealer manager services in connection with the offering. The Initial Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that will end within two years of November 1, 2011, unless it is extended in states that permit such an extension. In certain states, the Initial Public Offering must be renewed after one year of offering. Offering renewals are currently in process.

(4) Related Party Transactions

The Company is a party to an advisory agreement dated July 27, 2011 with Plymouth REI which entitles Plymouth REI to specified fees upon the provision of certain services with regard to the Initial Public Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Plymouth REI and its affiliates on behalf of the Company and certain costs incurred by Plymouth REI and its affiliates in providing services to the Company.

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement.
Acquisition and Advisory Fees	Reimbursement of acquisition costs and origination fees to the Advisor and its affiliates for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets.
Asset Management Fee	Monthly asset management fees to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred as of March 31, 2013 are $4,375.
Common Stock	Common Stock issuable upon occurrence of certain events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. This fee will be payable semi-annually in shares of the Company’s common stock, which shares will be valued at a price equal to the price then payable for shares redeemed under the Company’s share redemption program, provided such price shall not be less than $10.00 per share. The aggregate origination fee payable to the Sponsor will not exceed 3% of the net proceeds of the Company’s primary offering of shares as of the time of such payment.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

(4) Related Party Transactions - (continued)
Subscription Processing Fee	Monthly subscription processing fee to the Advisor equal to $35 per subscription agreement received and processed by the Advisor. The Advisor at its sole discretion may defer all or any portion of the $35 per subscription agreement fee payable.
Expense Reimbursement	Reimbursement to the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income. During the three months ended March 31, 2013, the Company reimbursed $365,000 of general and administrative expenses.
Termination	Upon termination or nonrenewal of the advisory agreement, the Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors.

For the quarter ended March 31, 2013, there have been no organization and offering expenses or acquisition and advisory fees incurred or paid.

Pursuant to the terms of the agreement with its Advisor, Plymouth REI has the right to defer (without interest) receipt of all of these fees and expenses.

As of March 31, 2013, the Company is owed $13,580 from the Dealer Manager for costs reimbursable under the expense sharing agreement signed August 1, 2012. This receivable was reimbursed on April 12, 2013.

For the three months ended March 31, 2013, the Company has paid $30,080 in commissions to the Dealer Manager related to the issuance of common stock.

(5) Investments in Joint Ventures

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

On September 10, 2012, the Company, through its operating partnership, Plymouth Opportunity OP LP, acquired a 12% limited partnership interest in TCG Cincinnati DRE LP (the “Partnership”). The Partnership owns three Class B industrial buildings comprised of approximately 576,751 square feet located in the Greater Cincinnati area. All three buildings were 100% occupied at the time of the investment, consisting of four tenants with leases of two to ten years. The purchase price for the equity interest acquired by the Company was $500,000. The Company funded the purchase price of these investments with proceeds from its Initial Public Offering.

The Company performed an analysis to determine whether or not these entities represent variable interest entities (“VIE”s), and if the Company is the primary beneficiary (“PB”) of the VIEs.

Plymouth Opportunity REIT, Inc.

Notes to Consolidated Financial Statements

The Company concluded that CHCR II is a VIE. The Company has determined that it is not the PB of the VIE as the Company does not have the ability to make decisions over the activities that most significantly impact the performance of CHCR II. The Company accounts for the CHCR II investment as an equity method investment.

The Company has concluded that the Partnership is not a VIE. The Company does not have control over the Partnership and accounts for this investment as an equity method investment.

The Company accounts for these investments using equity method accounting, as the Company has significant influence over the entities. During the three months ended March 31, 2013 the Company recorded $23,263 of income and distributions of $44,178 from these investments.

For the quarter ended March 31, 2013, CHCR II and the Partnership had combined revenues of $1,141,857 and expenses of $841,340.

(6) Subsequent Events

On April 5, 2013, the Company entered into agreements with its independent directors for all compensation through December 31, 2013 and amounts accrued as of December 31, 2012 to be paid in the form of stock.

On May 8, 2013, the Board of Directors declared a stock dividend of 1.5% of each outstanding share of common stock, $0.01 par value per share, to the stockholders of record at the close of business on June 28, 2013 to be paid on July 15, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document. For a more detailed description of the risks affecting our financial condition and results of operations see "Risk Factors" in Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, filed with the SEC on April 15, 2013.

General

We were formed in March 2011 as a Maryland corporation and intend to qualify as a real estate investment trust, or “REIT”, beginning with the year ending December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan (the “Offering”). The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, LLC, an affiliate of the Company, to act as the Dealer Manager of the Offering. The Dealer Manager is responsible for marketing our shares in our ongoing Offering. On July 26, 2012 we broke escrow in the Offering and through May 15, 2013 we had 505,648 shares of our common stock outstanding with gross offering proceeds of $4.646 million, all of which were sold in our primary Offering.

We intend to use substantially all of the proceeds from our ongoing Offering to acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our stockholders. We intend to primarily acquire, or participate in joint ventures owning a wide variety of commercial properties including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties. Additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies. However, we intend to limit these types of investments so that neither the Company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act of 1940. We expect to make our investments in real estate assets located in the United States. Our investment strategy is designed to provide our stockholders with a diversified portfolio of real estate assets.

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

Plymouth Real Estate Investors, Inc. is our Advisor. As our Advisor, Plymouth Real Estate Investors, Inc. manages our day-to-day operations and our portfolio of real estate properties and real estate-related assets. Plymouth Real Estate Investors, Inc. makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the members of the corporate governance committee, not otherwise interested in the transaction. Plymouth Real Estate Investors, Inc. will also provide asset-management, marketing, investor relations and other administrative services on our behalf.

The Company intends to operate in a manner that will allow it to be a REIT for federal income tax purposes. If we fail to qualify as a REIT in any taxable year going forward, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution.

Liquidity and Capital Resources

We derive the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our offering from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

Through March 31, 2013, the Sponsor has incurred $2,338,996 of costs on behalf of the Company. Pursuant to the terms of the agreement with its Advisor, Plymouth REI has the right to defer (without interest) receipt of all of these fees and expenses. The Company has repaid $1,430,000 to the Sponsor and will continue to reimburse as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the Offering or to expenses if the Offering is not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

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

As of the date of this quarterly report on Form 10-Q for the three months ended March 31, 2013, filed on May 15, 2013, we have made two equity investments through our operating partnership, Plymouth Opportunity OP LP (“OP”). The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area.

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

Our principal demands for cash will be for acquisition costs, including the purchase price of the assets we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units issued by the OP.

As of May 15, 2013, we had gross offering proceeds of approximately $4.646 million, which satisfied our minimum offering amounts in all states except, Ohio, Pennsylvania and Tennessee. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions and the Dealer Manager fee and payments to the Dealer Manager and our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the Dealer Manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of Plymouth Real Estate Investors, Inc. and our corporate governance committee.

The Company intends to operate in a manner that will allow it to be a REIT for federal income tax purposes. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare distributions based on daily record dates and pay distributions on a quarterly basis. We have not established a minimum distribution level.

Results of Operations

For the three months ended March 31, 2013, we have a net loss of $604,916, due primarily to legal, professional, filing and printing costs incurred in connection with the commencement of our operations. During the quarter ended March 31, 2012, we had net income of $205 as we had been formed but had not yet commenced any significant operations because we had not broken escrow. As a result, we had no material results of operations for that period.

Our results of operations as of March 31, 2013 are not indicative of those expected in future periods because we broke escrow in the Offering on July 26, 2012 and commenced operations on August 17, 2012 with our first investment.

As of March 31, 2013, we have made our initial investments in Wynthrope Forest and TCG Cincinnati DRE LP. We funded these acquisitions with proceeds from the Offering. For the quarter ended March 31, 2013, we have received $44,178 of distributions relating to these investments and have recognized $23,263 of income from these investments. Cash flow from real estate will increase due to expected increases in the rate of raising funds and as the result of anticipated future acquisitions of additional real estate and real estate-related assets.

Salary reimbursement expenses for the three months ended March 31, 2013 and 2012 totaled $426,788 and $0, respectively. These expenses consisted primarily of the allocation of salary earned by employees of the Company’s affiliates for work performed on behalf of the Company.

Stock Dividends

We have declared a stock dividend of 7,714 shares of our common stock, $0.01 par value per share, or 1.5% of each outstanding share of common stock, to the stockholders of record at the close of business on March 31, 2013. These shares were distributed on April 15, 2013.

Critical Accounting Policies

Refer to the Company’s 2012 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies.

Earnings per Share

Basic earnings per share are calculated on the basis of weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.

Recently Issued Accounting Standards

None.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer (“CEO”) and chief accounting officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures” as defined in Rules 13A-15(e) and 15d-15(e) under the Securities and Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act is accumulated and communicated to the Company’s management including its CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A significant deficiency is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Upon the completion of the year end audit, no significant deficiencies in internal control were noted.

Based upon the evaluation of our disclosure controls and procedures as of December 31, 2012, and because of a material weakness in our internal control over financial reporting disclosed in the Company’s 2012 Annual Report on Form 10-K, our CEO and CAO concluded that, as of such date our disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

As noted in the 2012 Annual Report on Form 10-K filed by the Company we have engaged a financial accounting specialist. This firm will assist with the financial reporting process and provide the expertise necessary to present all information accurately and in a timely manner and provide consulting services on an as-needed basis.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

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

Dated: May 15, 2013

