Form 10-Q
period 2013-06-30
Plymouth Opportunity REIT Inc.
filed 2013-08-14
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

As of August 14, 2013 the Registrant had outstanding 595,128 shares of common stock.

PLYMOUTH OPPORTUNITY REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2013	December 31, 2012

Assets
Investments in Joint Ventures	$1,413,474	$1,642,027
Cash	617,995	174,442
Security Deposit	16,733	16,733
Due From Affiliate	13,983	9,431
Total Assets	$2,062,185	$1,842,633

Liabilities and Equity
Accounts Payable	$126,660	$—
Accrued Expenses	136,152	381,432
Accrued Directors Fees	—	49,500
Total Liabilities	262,812	430,932

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—

Common Stock, $.01 par value, 1,000,000,000 shares authorized, 595,128 and 367,841 shares issued and outstanding, respectively	6,092	3,678
Common Stock Dividend Distributable	88	—
Total Common Stock	6,180	3,678
Additional Paid-In Capital	5,735,094	3,620,709
Accumulated Deficit	(3,941,901)	(2,212,686)
Total Equity	1,799,373	1,411,701
	$2,062,185	$1,842,633

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED INCOME STATEMENTS

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Income (Loss)
Equity Investment Loss	$(172,524)	$—	$(149,261)	$—
Realized Gain on Sale of REIT Securities	—	—	—	205
Interest Income	4	—	4	—
Total Income (Loss)	(172,520)	—	(149,257)	205

Expenses
Professional Services	219,582	—	259,582	—
Marketing	91,535	—	93,360	—
Rent and Lease Costs	81,344	—	118,994	—
Directors Fees, including Stock Compensation	49,500	—	91,500	—
Insurance	62,561	—	81,530	—
Salary Reimbursement	104,591	—	531,379	—
General and Administrative	145,828	25	187,807	25
Total Expenses	754,941	25	1,364,152	25

Net Income (Loss)	$(927,461)	$(25)	$(1,513,409)	$180

Weighted Average Number of Shares Outstanding	413,282	20,000	459,444	20,000
Basic and Diluted Income (Loss) Per Share	$(2.24)	$—	$(3.29)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Unaudited

	Common Stock, $.01 par value
	Shares	Amount	Dividend Distributable	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance, January 1, 2012	20,000	$200	$—	$199,800	$1,070	$201,070
Issuance of common stock for cash	331,500	3,315	—	3,257,664	—	3,260,979
Stock compensation	11,633	116	—	116,214	—	116,330
Stock dividend	4,708	47	—	47,031	(47,078)	—
Net loss	—	—	—	—	(2,166,678)	(2,166,678)
Balance, December 31, 2012	367,841	3,678	—	3,620,709	(2,212,686)	1,411,701

Issuance of common stock for cash	188,550	1,836	—	1,833,665	—	1,835,501
Stock compensation	14,100	141	—	140,859	—	141,000
Stock dividends	21,551	128	88	215,590	(215,806)	—
Issuance of common stock for volume discount	3,086	309	—	(309)	—	—
Share issue costs	—	—	—	(75,420)	—	(75,420)
Net loss	—	—	—	—	(1,513,409)	(1,513,409)
Balance, June 30, 2013	595,128	$6,092	$88	$5,735,094	$(3,941,901)	$1,799,373

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months
	Ended June 30,

	2013	2012
Cash from operating activities
Net income (loss)	$(1,513,409)	$180
Realized gain on sale of REIT securities	—	(205)
Changes in due from affiliate	(4,552)	(100,000)
Equity investment loss	149,261	—
Directors fees – stock compensation	141,000	—
Accounts payable	126,660	—
Accrued expenses	(294,780)	—
Net cash used for operating activities	(1,395,820)	(100,025)

Cash from investing activities
Proceeds from sale of REIT securities	—	25,630
Net cash provided by investing activities	—	25,630

Cash from financing activities
Distributions from investments in joint ventures	79,292	—
Proceeds from issuance of common stock	1,835,501	—
Share issue costs	(75,420)	—
Net cash provided by financing activities	1,839,373	—

Net increase (decrease) in cash	443,553	(74,395)
Cash at the beginning of the period	174,442	175,645
Cash at the end of the period	$617,995	$101,250

Disclosure of non-cash financing activities:
Common stock distributed or distributable as dividends:
Common stock	$216	$—
Additional paid-in capital	215,590	—
Fair value of stock dividend	$215,806	$—

Issuance of common stock for volume discount	$309	$—

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(1) Business

Plymouth Opportunity REIT, (the "Company") is a Maryland corporation formed on March 7, 2011. The Company intends to acquire and operate on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, the Company intends to focus on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company may acquire, or participate in joint ventures owning a wide variety of commercial properties including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties.

All references to the Company refer to Plymouth Opportunity REIT, Inc. and its subsidiaries, collectively, unless the context otherwise requires.

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company intends to file its initial Form 1120-REIT as its tax return for the taxable year ended December 31, 2012. The tax return is currently on extension. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Plymouth Opportunity OP, LP (the “Operating Partnership").

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the “Sponsor”), at a price of $200,000, or $10 per share. As of August 14, 2013, the Company has 595,128 shares outstanding for gross offering proceeds of $5.346 million.

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

Equity Method Accounting

The Company may acquire equity interest in various limited partnerships or other entities. In certain cases where the Company has the ability to exercise significant influence over the borrower, it accounts for its equity interest under the equity method of accounting. Under the equity method of accounting, the Company recognizes the proportional share of the investee’s net income or loss as determined under GAAP in the Company’s results of operations.

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

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Public Offering”). The Company commenced the Initial Public Offering on November 1, 2011. As of August 14, 2013, the Company had reached gross offering proceeds of approximately $5.346 million, which is sufficient to satisfy minimum offering amounts in all states where the Company is conducting its offering except Ohio, Pennsylvania and Tennessee.

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

(4) Related Party Transactions

The Company is a party to an advisory agreement dated July 27, 2011 with Plymouth REI which entitles Plymouth REI to specified fees upon the provision of certain services with regard to the Initial Public Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by Plymouth REI and its affiliates on behalf of the Company and certain costs incurred by Plymouth REI and its affiliates in providing services to the Company. The Company also entered into an agreement with the Sponsor, an affiliate of the Advisor, to earn an origination fee based on the equity funded to acquire investments.

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs reimbursed to the Advisor for the six months ended June 30, 2013 are $68,895.
Acquisition and Advisory Fees	Reimbursement of acquisition costs and origination fees to the Advisor and its affiliates for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets.
Asset Management Fee	Monthly asset management fees to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred as of June 30, 2013 are $8,750.
Common Stock	Common Stock issuable upon occurrence of certain events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. This fee will be payable semi-annually in shares of the Company’s common stock, which shares will be valued at a price equal to the price then payable for shares redeemed under the Company’s share redemption program, provided such price shall not be less than $10.00 per share. The aggregate origination fee payable to the Sponsor will not exceed 3% of the net proceeds of the Company’s primary offering of shares as of the time of such payment.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(4) Related Party Transactions– (continued)

Subscription Processing Fee	Monthly subscription processing fee to the Advisor equal to $35 per subscription agreement received and processed by the Advisor. The Advisor at its sole discretion may defer all or any portion of the $35 per subscription agreement fee payable.
Expense Reimbursement	Reimbursement to the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income. During the six months ended June 30, 2013, the Company reimbursed $542,165 of various operating expenses.
Termination	Upon termination or nonrenewal of the advisory agreement, the Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors.

Pursuant to the terms of the agreement with its Advisor, Plymouth REI has the right to defer (without interest) receipt of all of these fees and expenses, including an additional $353,977 of organization and offering costs that have yet to be, but could be, billed to the Company.

As of June 30, 2013, the Company is owed $13,983 from the Dealer Manager for costs reimbursable under the expense sharing agreement signed August 1, 2012. This receivable was reimbursed on August 8, 2013.

For the three and six months ended June 30, 2013, the Company has incurred $45,340 and $75,420, respectively, in commissions to the Dealer Manager related to the issuance of common stock.

As more fully described in Note 5, the Company and Colony Hills Capital, LLC are each members of Colony Hills Capital Residential II, LLC.  Colony Hills Capital, LLC is also a shareholder of the Company.

(5) Investments in Joint Ventures

On August 17, 2012, the Company, through its operating partnership, Plymouth Opportunity OP LP, acquired a 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. The property was 93.3% occupied at the time of acquisition, with a majority of leases ranging from one year or longer. The purchase price for the equity interest was $1,250,000. The total purchase price the joint venture paid for the property was $13.9 million, which included $10.6 million of secured debt.

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

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(5) Investments in Joint Ventures – (continued)

The Company has concluded that the Partnership is not a VIE. The Company does not have control over the Partnership and accounts for this investment as an equity method investment.

The Company accounts for these investments using equity method accounting, as the Company has significant influence over the entities. During the three and six months ended June 30, 2013, the Company recorded $172,524 and $149,261 of losses, respectively, and $35,113 and $79,291 of distributions from these investments, respectively.

For the six months ended June 30, 2013, CHCR II and the Partnership had combined revenues of $1,186,416 and expenses of $976,603, respectively.

(6) Subsequent Events

On August 7, 2013, the Board of Directors declared a stock dividend of 1.5% of each outstanding share of common stock, $0.01 par value per share, to the stockholders of record at the close of business on September 30, 2013 to be issued on October 15, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes that appear elsewhere in this document. For a more detailed description of the risks affecting our financial condition and results of operations see "Risk Factors" in Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, filed with the SEC on April 29, 2013.

General

We were formed in March 2011 as a Maryland corporation and intend to qualify as a real estate investment trust, or “REIT”, beginning with the year ending December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan (the “Offering”). The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, LLC, an affiliate of the Company, to act as the Dealer Manager of the Offering. The Dealer Manager is responsible for marketing our shares in our ongoing Offering. On July 26, 2012, we broke escrow in the Offering and through August 14, 2013 we had 595,128 shares of our common stock outstanding with gross offering proceeds of $5.346 million, all of which were sold in our primary Offering.

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

Plymouth Real Estate Investors, Inc. (“Plymouth REI”) is our Advisor. As our Advisor, Plymouth REI manages our day-to-day operations and our portfolio of real estate properties and real estate-related assets. Plymouth REI makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the members of the corporate governance committee, not otherwise interested in the transaction. Plymouth REI will also provide asset-management, marketing, investor relations and other administrative services on our behalf.

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company intends to file its initial Form 1120-REIT as its tax return for the taxable year ended December 31, 2012. The tax return is currently on extension. If we fail to qualify as a REIT in any taxable year going forward, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution.

Liquidity and Capital Resources

We derive the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our offering from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

Through June 30, 2013, Plymouth REI, our advisor, has incurred $2,338,996 of costs on behalf of the Company. Pursuant to the terms of its advisory agreement with the Company, Plymouth REI has the right to defer (without interest) receipt of all of these fees and expenses. The Company has repaid $1,676,060 to our advisor and will continue to reimburse as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital. Organizational costs will be expensed as they are reimbursed to our advisor.

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

As of the date of this quarterly report we have made two equity investments through our operating partnership, Plymouth Opportunity OP LP (“OP”). The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area.

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

As of August 14, 2013, we had gross offering proceeds of approximately $5.346 million, which satisfied our minimum offering amounts in all states except, Ohio, Pennsylvania and Tennessee. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and Dealer Manager. During our organization and offering stage, these payments will include payments to the Dealer Manager for selling commissions and payments to our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our corporate governance committee.

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company intends to file its initial Form 1120-REIT as its tax return for the taxable year ended December 31, 2012. The tax return is currently on extension. To maintain our qualification as a REIT, we would be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare distributions based on daily record dates and pay distributions on a quarterly basis. We have not established a minimum distribution level.

Results of Operations

For the three and six months ended June 30, 2013, we have a net loss of $927,461 and $1,513,409, respectively, due primarily to legal, professional, filing and printing costs incurred in connection with the commencement of our operations. During the three and six months ended June 30, 2012, we had a net loss and net income of $25 and $180 as we had been formed but had not yet commenced any significant operations because we had not broken escrow, respectively. As a result, we had no material results of operations for that period.

We acquired our initial investments, Wynthrope Forest and TCG Cincinnati DRE LP, with proceeds from the Offering. For the six months ended June 30, 2013, we have received $79,292 of distributions relating to these investments and have recognized $149,261 of losses from these investments mainly attributable to Wynthrope Forest. The Wynthrope Forest loss for the six months ended June 30, 2013 is primarily due to a depreciation methodology change that increased the depreciation of non-building assets. Expenses were slightly higher due to the timing of cost recognition resulting from the property management transition.

Cash flow from real estate will increase due to expected increases in the rate of raising funds and as the result of anticipated future acquisitions of additional real estate and real estate-related assets.

Salary reimbursement expenses for the three and six months ended June 30, 2013 totaled $104,591 and $531,379, respectively. There were no salary reimbursements for the three and six months ended June 30, 2012. These expenses consisted primarily of the allocation of salary earned by employees of the Company’s affiliates for work performed on behalf of the Company.

Stock Dividends

We have declared a stock dividend of 8,795 shares of our common stock, $0.01 par value per share, or 1.5% of each outstanding share of common stock, to the stockholders of record at the close of business on June 28, 2013. These shares were distributed on July 15, 2013.

Critical Accounting Policies

Refer to the Company’s 2012 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies.

Earnings per Share

Basic earnings per share are calculated on the basis of weighted-average number of common shares outstanding during the period. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.

Recently Issued Accounting Standards

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operationss. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

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

Based upon the evaluation of our disclosure controls and procedures as of December 31, 2012, and because of a material weakness in our internal control over financial reporting disclosed in the Company’s 2012 Annual Report on Form 10-K, our CEO and CAO concluded that, as of such date, our disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

As noted in the 2012 Annual Report on Form 10-K filed by the Company we have engaged a financial accounting specialist. This firm is assisting with the financial reporting process and provides the expertise necessary to present all information accurately and in a timely manner and provide consulting services on an as-needed basis.

Management, in coordination with the input, oversight and support of our audit committee, has identified the above-mentioned measures to strengthen our internal control over financial reporting and to address the material weakness described above. We expect these remedial actions to be effectively implemented during the year ended December 31, 2013.

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

Dated: August 14, 2013

