Form 10-Q
period 2013-09-30
Plymouth Opportunity REIT Inc.
filed 2013-11-14
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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

Large accelerated filer __ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company ✓

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES _ NO ✓

As of November 14, 2013 the Registrant had outstanding 1,064,991 shares of common stock.

PLYMOUTH OPPORTUNITY REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2013	December 31, 2012

Assets
Investments in Joint Ventures	$1,356,082	$1,642,027
Cash	4,175,202	174,442
Security Deposit	16,733	16,733
Due From Affiliate	9	9,431
Total Assets	$5,548,026	$1,842,633

Liabilities and Equity
Accounts Payable	$241,007	$—
Accrued Expenses	161,889	381,432
Accrued Directors Fees	—	49,500
Total Liabilities	402,896	430,932

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 1,000,000,000 shares authorized, 1,064,991 and 367,841 shares issued and outstanding, respectively	10,493	3,678
Common Stock Dividend Distributable	158	—
Total Common Stock	10,651	3,678
Additional Paid-In Capital	9,991,918	3,620,709
Accumulated Deficit	(4,857,439)	(2,212,686)
Total Equity	5,145,130	1,411,701
	$5,548,026	$1,842,633

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED INCOME STATEMENTS

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Income (Loss)
Equity Investment Income (Loss)	$(27,636)	$16,477	$(176,898)	$16,477
Realized Gain on Sale of REIT Securities	—	—	—	205
Interest Income	1	—	5	—
Total Income (Loss)	(27,635)	16,477	(176,893)	16,682

Expenses
Professional Services	325,482	455,260	600,064	455,260
Marketing	65,153	37,000	158,513	37,000
Rent and Lease Costs	38,435	79,821	157,429	79,821
Directors Fees, including Stock Compensation	42,000	—	133,500	—
Commissions and Fees	—	105,900	—	105,900
Insurance	12,439	12,914	93,968	12,914
Salary Reimbursement	61,748	245,402	593,127	245,402
General and Administrative	185,244	27,395	358,052	27,419
Total Expenses	730,501	963,692	2,094,653	963,716

Net Loss	$(758,136)	$(947,215)	$(2,271,546)	$(947,034)

Weighted Average Number of Shares Outstanding	632,884	55,699	516,146	66,987
Basic and Diluted Loss Per Share	$(1.20)	$(17.01)	$(4.40)	$(14.14)

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Unaudited

	Common Stock, $.01 par value
	Shares	Amount	Dividend Distributable	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance, January 1, 2012	20,000	$200	$—	$199,800	$1,070	$201,070
Issuance of common stock for cash	331,500	3,315	—	3,257,664	—	3,260,979
Stock compensation	11,633	116	—	116,214	—	116,330
Stock dividends	4,708	47	—	47,031	(47,078)	—
Net loss	—	—	—	—	(2,166,678)	(2,166,678)
Balance, December 31, 2012	367,841	3,678	—	3,620,709	(2,212,686)	1,411,701

Issuance of common stock for cash net of share issuance costs of $163,525	598,550	5,986	—	5,815,989	—	5,821,975
Stock compensation	18,300	183	—	182,817	—	183,000
Stock dividends	37,321	216	158	372,833	(373,207)	—
Issuance of common stock for volume discount	16,285	163	—	(163)	—	—
Issuance of common stock for origination fees	26,694	267	—	(267)	—	—
Net loss	—	—	—	—	(2,271,546)	(2,271,546)
Balance, September 30, 2013	1,064,991	$10,493	$158	$9,991,918	$(4,857,439)	$5,145,130

The accompanying notes are an integral part of these consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months
	Ended September 30,

	2013	2012
Cash from operating activities
Net loss	$(2,271,546)	$(947,034)
Realized gain on sale of REIT securities	—	(205)
Changes in due from affiliate	9,422	—
Equity investment loss(income)	176,898	(16,477)
Directors fees – stock compensation	183,000	—
Accounts payable	241,007	—
Accrued expenses	(269,043)	—
Net cash used for operating activities	(1,930,262)	(963,716)

Cash from investing activities
Investment in Real Estate	—	(1,750,000)
Changes in deposits	—	(100,000)
Proceeds from sale of REIT securities	—	25,630
Net cash used for investing activities	—	(1,824,370)

Cash from financing activities
Distributions from investments in joint ventures	109,047	—
Proceeds from issuance of common stock	5,985,500	3,235,980
Share issue costs	(163,525)	—
Net cash provided by financing activities	5,931,022	3,235,980

Net increase in cash	4,000,760	447,894
Cash at the beginning of the period	174,442	175,645
Cash at the end of the period	$4,175,202	623,539

Disclosure of non-cash financing activities: Common stock distributed or distributable as dividends:
Common stock	$374	$—
Additional paid-in capital	372,833	—
Fair value of stock dividend	$373,207	$—

Issuance of common stock for volume discount	$163	$—
Issuance of common stock for origination fees	$267	$—

The accompanying notes are an integral part of these consolidated financial statements

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

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the taxable year ended December 31, 2012. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Plymouth Opportunity OP, LP (the “Operating Partnership").

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the “Sponsor”), at a price of $200,000, or $10 per share. As of November 14, 2013, the Company has 1,064,991 shares outstanding for gross offering proceeds of $9.446 million.

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

Equity Method Accounting

The Company may acquire equity interests in various limited partnerships or other entities. In certain cases where the Company has the ability to exercise significant influence over the borrower, it accounts for its equity interest under the equity method of accounting. Under the equity method of accounting, the Company recognizes the proportional share of the investee’s net income or loss as determined under GAAP in the Company’s results of operations.

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

(3) Initial Public Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Public Offering”). The Company commenced the Initial Public Offering on November 1, 2011. As of November 14, 2013, the Company had reached gross offering proceeds of approximately $9,446 million, which is sufficient to satisfy minimum offering amounts in all states where the Company is conducting its offering except Ohio, Pennsylvania and Tennessee.

The Company has the right to reallocate the shares of common stock offered between the Company’s primary public offering and the Company’s distribution reinvestment plan. The Dealer Manager is providing dealer manager services in connection with the Initial Public Offering. The Initial Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that will end within two years of November 1, 2011, unless it is extended in states that permit such an extension. In certain states, the Initial Public Offering must be renewed after one year of offering. On October 18, 2013, our board of directors approved the extension of our Initial Public Offering to November 1, 2014, provided that the Initial Public Offering will be terminated if all 50,000,000 shares are sold before such date (subject to our right to reallocate shares offered pursuant to our distribution reinvestment plan for sale in our Initial Public Offering).

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

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering costs, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs reimbursed to the Advisor for the nine months ended September 30, 2013 are $380,244.
Acquisition and Advisory Fees	Reimbursement of acquisition costs and origination fees to the Advisor and its affiliates for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets.
Asset Management Fee	Monthly asset management fees paid to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred as of September 30, 2013 are $13,125.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(4)  Related Party Transactions– (continued)

Common Stock	Common Stock issuable upon occurrence of certain events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. This fee will be payable semi-annually in shares of the Company’s common stock, which shares will be valued at a price equal to the price then payable for shares redeemed under the Company’s share redemption program, provided such price shall not be less than $10.00 per share. The aggregate origination fee payable to the Sponsor will not exceed 3% of the net proceeds of the Company’s primary offering of shares as of the time of such payment. Total shares issued through September 30, 2013 are 26,694 for a value of $266,945.
Subscription Processing Fee	Monthly subscription processing fee to the Advisor equal to $35 per subscription agreement received and processed by the Advisor. The Advisor at its sole discretion may defer all or any portion of the $35 per subscription agreement fee payable.
Expense Reimbursement	Reimbursement to the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income. During the nine months ended September 30, 2013, the Company reimbursed $542,165 of various operating expenses.
Termination	Upon termination or nonrenewal of the advisory agreement, the Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors.

Pursuant to the terms of the agreement with its Advisor, Plymouth REI has the right to defer (without interest) receipt of all of these fees and expenses, including an additional $657,628 of organization and offering costs that have yet to be, but could be, billed to the Company.

As of September 30, 2013, the Company was reimbursed by the Dealer Manager for all outstanding costs reimbursable under the expense sharing agreement signed August 1, 2012.

For the three and nine months ended September 30, 2013, the Company has incurred $355,050 and $430,470, respectively, in commissions and dealer manager fees to the Dealer Manager related to the issuance of common stock. For the three and nine months ended September 30, 2012, the Company has incurred $105,900 in commissions and dealer manager fees to the Dealer Manager related to the issuance of common stock.

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

The Company accounts for these investments using equity method accounting, as the Company has significant influence over the entities, but does not have control over the entities. During the three and nine months ended September 30, 2013, the Company recorded $27,636 and $176,898 of losses, respectively, and $29,755 and $109,047 of distributions from these investments, respectively.

For the nine months ended September 30, 2013, CHCR II and the Partnership had combined revenues of $3,469,316 and expenses of $3,469,772, respectively.

(6)  Subsequent Events

On October 1, 2013, Plymouth Opportunity REIT, Inc. (the "Company") through its operating partnership, Plymouth Opportunity OP LP, completed an investment in TCG 5400 FIB LP ("5400 FIB"), which owns a recently acquired a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property by 5400 FIB was $21.9 million which included $15.0 million of secured debt. At the time of the investment, the Property was 100% leased. The Company funded its investment in 5400 FIB with $3.5 million of proceeds from its Initial Public Offering.

On November 7, 2013, the Board of Directors declared a stock dividend of 1.5% of each outstanding share of common stock, $0.01 par value per share, to the stockholders of record at the close of business on December 31, 2013 to be issued on January 15, 2014.

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

General

We were incorporated in Maryland in March 2011 and qualified as a real estate investment trust, or “REIT”, for the taxable year ended December 31, 2012 by filing Form 1120-REIT with the Internal Revenue Service. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan (the “Offering”). The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, LLC, an affiliate of the Company, to act as the Dealer Manager of the Offering. The Dealer Manager is responsible for marketing our shares in our ongoing Offering. On July 26, 2012, we broke escrow in the Offering and through November 14, 2013 we had 1,064,991 shares of our common stock outstanding with gross offering proceeds of $9,446 million, all of which were sold in our primary offering. On October 18, 2013, our board of directors approved the extension of our Offering to November 1, 2014, provided that the Offering will be terminated if all 50,000,000 shares are sold before such date (subject to our right to reallocate shares offered pursuant to our distribution reinvestment plan for sale in our primary offering).

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

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the taxable year ended December 31, 2012. If we fail to qualify as a REIT in any taxable year going forward, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution.

Liquidity and Capital Resources

We derive the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

Through September 30, 2013, Plymouth REI, our advisor, has incurred $2,338,996 of costs on behalf of the Company. Pursuant to the terms of our advisory agreement with the Company, Plymouth REI has the right to defer (without interest) receipt of all of these fees. Of this amount, the Company has reimbursed $1,987,409 to our advisor and will continue to reimburse as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital. Organizational costs will be expensed as they are reimbursed to our advisor.

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

As of September 30, 2013 we have made two equity investments through our operating partnership, Plymouth Opportunity OP LP (“OP”). The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area.

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

As of November 14, 2013, we had gross offering proceeds of approximately $9.446 million, which satisfied our minimum offering amounts in all states except Ohio, Pennsylvania and Tennessee. If we are unable to raise substantially more funds in the Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

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

The Company has operated in a manner that allows it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the taxable year ended December 31, 2012. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gains). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare distributions based on daily record dates and pay distributions on a quarterly basis. We have not established a minimum distribution level.

Results of Operations

For the three and nine months ended September 30, 2013, we have a net loss of $758,136 and $2,271,546, respectively, due primarily to legal, professional, filing and printing costs incurred in connection with the commencement of our operations. During the three and nine months ended September 30, 2012, we had a net loss and net income of $947,215 and $947,034, respectively.

We acquired our initial investments, Wynthrope Forest and TCG Cincinnati DRE LP, with proceeds from the Offering. For the nine months ended September 30, 2013, we have received $109,047 of distributions relating to these investments and have recognized $176,898 of losses from these investments, mainly attributable to Wynthrope Forest. The Wynthrope Forest loss for the nine months ended September 30, 2013 is primarily due to a depreciation methodology change that increased the depreciation of non-building assets and expenses were slightly higher due to the timing of cost recognition resulting from the property management transition.

Cash flow from real estate will increase due to expected increases in the rate of raising funds and as the result of anticipated future acquisitions of additional real estate and real estate-related assets.

Salary reimbursement expenses for the three and nine months ended September 30, 2013 totaled $61,748 and $593,127, respectively, and for the three and nine months ended September 30, 2012, salary reimbursement expenses were $245,402. These expenses consisted primarily of the allocation of salary earned by employees of the Company’s affiliates for work performed on behalf of the Company.

Stock Dividends

We have declared a stock dividend of 15,833 shares of our common stock, $0.01 par value per share, or 1.5% of each outstanding share of common stock, to the stockholders of record at the close of business on September 30, 2013. These shares were distributed on October 15, 2013.

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

Dated: November 14, 2013

