Form 10-K
period 2013-12-31
Plymouth Opportunity REIT Inc.
filed 2014-04-15
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 333-173048

PLYMOUTH OPPORTUNITY REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Franklin St. Suite 1900, Boston, MA 02110	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐   NO ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 1,028,624 shares of common stock held by non-affiliates at June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 15, 2014 there were 1,272,697 outstanding shares of common stock of Plymouth Opportunity REIT, Inc.

PLYMOUTH OPPORTUNITY REIT, INC.

Form 10-K

For the Year Ended December 31, 2013

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described under the caption “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-173048), as amended. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and as of December 31, 2013 our total assets were $5.199 million. We are dependent on our advisor to identify suitable investments and to manage our investments.
•	There is no assurance that we will raise the maximum offering amount in our initial offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of real estate properties and real estate-related assets as we otherwise would and the value of an investment in us may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.
•	We depend on the tenants for revenue and accordingly, our revenue is dependent upon the success and economic viability of our joint venture partners. Revenues from the properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.
•	Our current and future investments in real estate and real estate-related assets may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.
•	If we are unable to locate investments with attractive yields while we are investing the proceeds of our initial offering, our distributions and the long-term returns of our investors may be lower than they otherwise would.
•	We paid fees and expenses to our advisor and its affiliates and, in connection with our initial offering, to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase our stockholders' risk of loss.
•	We cannot predict with any certainty how much, if any, of our distribution reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from the distribution reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program. The share redemption program and distribution reinvestment plan will terminate on May 6, 2014 in conjunction with the initial public offering.
•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

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

PART I

ITEM 1. BUSINESS

General

Plymouth Opportunity REIT, (the "Company") is a Maryland corporation formed on March 7, 2011. The Company is acquiring and operating on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, the Company focuses on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company participates in joint ventures owning a variety of commercial properties including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties.

All references to “the Company” refer to Plymouth Opportunity REIT, Inc. and its subsidiaries, collectively, unless the context otherwise requires.

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through its operating partnership, Plymouth Opportunity OP, LP (the “Operating Partnership").

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the “Sponsor”), at a price of $200,000, or $10 per share. As of April 15, 2014, the Company has 1,272,697 shares outstanding for gross offering proceeds of $11.246 million.

The Company has retained Plymouth Real Estate Investors, Inc. (the “Advisor”) to serve as its advisor. Our Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company has retained Plymouth Real Estate Capital, LLC (the “Dealer Manager”), a member of FINRA, to act as the exclusive Dealer Manager for this offering. Our Advisor and Dealer Manager are affiliates of the Sponsor.

On January 9, 2014, at the recommendation of our Advisor and following the approval of our board of directors, the Company terminated its initial public offering, effective May 6, 2014.

In conjunction with the termination of the initial public offering, our board of directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014.

On January 9, 2014, our board of directors authorized our Advisor to negotiate an engagement letter with a nationally recognized investment bank for financial advisory services in connection with pursuing strategic alternatives for the Company, including a possible listed public offering. The Company can provide no assurances that it will actually enter into an engagement letter or be able to effect any strategic alternatives.

Investment Objectives

We are acquiring and operating a portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our investors. Our Advisor intends to focus on markets that our Advisor determines demonstrate sustainable value and/or growth potential and on those sellers who are distressed or face time-sensitive deadlines. As of December 31, 2013, we had not identified any particular markets or asset types on which we intend to focus, and the exact markets and asset types that will ultimately be targeted by our Advisor will depend upon its evaluation of property prices and other economic considerations impacting the particular markets. Our Board and our management, including our Advisor and its sub-advisors, have extensive experience evaluating and investing, directly or indirectly as a joint venture partner, in numerous types of properties. We intend to primarily acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties. Additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act of 1940 (the “Investment Company Act”). Our investment strategy is designed to provide investors with a diversified portfolio of real estate assets. We expect to make our investments in real estate assets located in the United States. We have entered into, and may continue to enter into, joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties.

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

We believe we will be better able to achieve these objectives than other more seasoned real estate companies because we began with no inventory, are purchasing assets at current values and are not burdened with legacy assets. Additionally, we are not asking our stockholders to invest in previously acquired real estate that is not performing as originally expected or overvalued in today’s environment. We will build an entirely new portfolio that meets our investment criteria.

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
4

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

Acquisition and Investment Policies

We are acquiring and operating a portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our investors. Our Advisor focuses on markets that it determines demonstrate sustainable value and/or growth potential and on those sellers who are distressed or face time-sensitive deadlines. The exact markets and asset types that will ultimately be targeted by our Advisor will depend upon its evaluation of property prices and other economic considerations impacting specific primary and secondary markets. Our board and management, including our Advisor and its sub-advisors, have extensive experience evaluating and investing, directly or indirectly as a joint venture partner, in numerous types of properties. We intend to preliminarily acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. In addition, given the then current economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt securities, such as mortgage-backed securities, and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. Prior to acquiring an asset, our Advisor will perform an individual analysis of the asset to determine whether it meets our investment criteria, including the probability of sale at an optimum price within our targeted holding period. Our Advisor will use the information derived from the analysis in determining whether the asset is an appropriate investment for us.

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

We intend to hold each asset we acquire for extended periods of time, generally five to seven years from the termination of our offering. We believe that holding our assets for this period will enable us to capitalize on the potential for increased income and capital appreciation of such assets while also providing for a level of liquidity consistent with our investment strategy and fund life. Though we will evaluate each of our assets for capital appreciation generally within a targeted holding period of five to seven years from the termination of our initial offering, we may consider investing in properties and other assets with different holding periods in the event such investments provide an opportunity for an attractive return in a shorter time period. Further, economic or market conditions, as well as the REIT rules, may influence us to hold our investments for different periods of time.

In cases where our advisor determines that it is advantageous for us to make investments in which our advisor or its affiliates do not have substantial experience, it is our advisor’s intention to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in its consideration, making and administration of such investments. Our advisor has retained Haley Real Estate Group, LLC, an Omaha, Nebraska-based multifamily real estate investment group (the "Haley Group"), and Oxford Capital Group, LLC, a Chicago-based real estate, asset management and investment holding company ("Oxford"), to act as sub-advisors with respect to the identification of potential multifamily, hospitality, leisure and other assets requiring renovation and/or re-tenanting or loan modification or refinancing.

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

Investments in Real Property

In executing our investment strategy with respect to investments in real property, we seek to invest in assets that we believe will retain their value and potentially increase in value for an extended period of time, generally five to seven years. We may also seek to invest in assets that we believe may be repositioned or redeveloped so that they may provide capital appreciation. We may acquire properties with lower tenant quality or low occupancy rates and reposition them by seeking to improve the property, tenant quality and occupancy rates and thereby increase lease revenues and overall property value. Further, we may invest in properties that we believe are an attractive value because all or a portion of the tenant leases expire within a short period after the date of acquisition, and we intend to renew leases or replace existing tenants at the properties for improved returns. We may acquire properties in markets that are depressed or overbuilt with the anticipation that, within our targeted holding period, the markets will recover and favorably impact the value of these properties. We may also acquire properties from sellers who are distressed or face time-sensitive deadlines with the expectation that we can achieve better success with the properties. To the extent feasible, we will invest in a diversified portfolio of properties in terms of geography, type of property and industry of our tenants that will satisfy our investment objectives of preserving our capital and realizing capital appreciation upon the ultimate sale of our properties. In making investment decisions for us, our advisor will consider relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation and its liquidity and income tax considerations.

Except with respect to unimproved or non-income producing property, we are not limited in the number or size of properties we may acquire or the percentage of net proceeds of our public offering that we may invest in a single property. The number and mix of properties we acquire will depend upon real estate and market conditions and other circumstances existing at the time we acquire our properties and the amount of proceeds we raise in our public offering. We will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating income, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.

Our investment in real estate generally will take the form of holding fee title or a long-term leasehold estate. We will acquire such interests either directly through Plymouth Opportunity OP, our operating partnership, or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including developers of the properties, or with affiliates of our advisor. See "Joint Venture Investments" below. In addition, we may purchase properties and lease them back to the sellers of such properties. Although we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a "true lease" and we will be treated as the owner of the property for federal income tax purposes, we cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

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

Our Advisor performs a due diligence review on each property that we acquire. Our obligation to purchase any property is conditioned upon the delivery and verification of certain documents from the seller or developer, including, where applicable:

•	plans and specifications;
•	environmental reports;
•	surveys;
•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;
•	auditable financial statements covering recent operations of properties having operating histories; and
•	title and liability insurance policies (although we will provide our insurance coverage at the time we acquire a property);
•	zoning compliance reports; and
•	property condition reports.

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

Investing in and Originating Loans

We may, from time to time, make or invest in mortgage, bridge or mezzanine loans and other loans relating to real property, including loans in connection with the acquisition of investments in entities that own real property; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. Our criteria for investing in loans are substantially the same as those involved in our investment in properties; however, we will also evaluate such investments based on the current income opportunities presented. Mortgage loans in which we may invest include first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. We may also invest in participations in mortgage loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate.

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

In the future, our Advisor or Sponsor may create or acquire a company that will act as a developer for all or some of the properties that we acquire for development or redevelopment. In those cases, we will pay development fees to that affiliate that are usual and customary for similar projects in the particular market if a majority of our independent directors determines that such development fees are fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

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

Multifamily Properties

We may acquire and develop multifamily properties for rental operations as apartment buildings and/or for conversion into condominiums (which we would expect to hold in one or more of our taxable REIT subsidiaries (“TRS”). In each case, these multifamily communities will meet our investment objectives and may include conventional multifamily properties, such as mid-rise, high-rise, and garden-style properties, as well as student housing and age-restricted properties (typically requiring at least one resident of each unit to be 55 or older). Initially, we expect to acquire multifamily assets that are existing properties producing consistent current income; additionally, we may acquire properties that may benefit from enhancement or repositioning and development assets. We may purchase any type of residential property, including properties that require capital improvement or lease-up to enhance stockholder returns. Location, condition, design and amenities are key characteristics for apartment communities and condominiums. We will focus on markets throughout the United States that have stable population and employment demographics or that are deemed likely to benefit from ongoing population shifts and/or that are poised for growth. We will create individual business plans to bring investment capital, operational expertise, industry "best practices" and technological initiatives to each property that, when implemented and executed effectively, will add value to each community.

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

Joint Venture Investments

We are have entered into, and are likely to continue to enter into, joint ventures, partnerships, tenant-in-common investments or other co-ownership arrangements with third parties for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets. We may also enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other third parties for the purpose of developing, owning and operating real properties. A joint venture creates an alignment of interest with a private source of capital for the benefit of our stockholders, by leveraging our acquisition, development and management expertise in order to achieve the following four primary objectives: (1) increase the return on invested capital; (2) diversify our access to equity capital; (3) "leverage" invested capital to promote our brand and increase market share; and (4) obtain the participation of sophisticated partners in our real estate decisions. We only invest in joint ventures if a majority of our directors, including a majority of our independent directors, approve the transaction as fair, competitive and commercially reasonable. In determining whether to invest in a particular joint venture, our Advisor evaluates the real property that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Form 10-K for our selection of real property investments.

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

Employees

We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us. We are dependent on our Advisor and our Dealer Manager for certain services that are essential to us, including the sale of our shares in our ongoing initial offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, we indirectly own, through our Operating Partnership, equity interests in three entities, one of which owns a multifamily property, another that owns three industrial buildings and a third that owns a warehouse facility.

Entity	Membership Percentage	Property Type	Location	Acquisition Date	Remaining Lease Terms (1)	Number of Units/Sq. Ft.	Occupancy	Annual Rental Income (2)	Annual Rental Income per Square Foot
Wynthrope Holdings LLC	51.5%	Multifamily	Riverdale (Atlanta, GA)	8/17/12	5 mos.	270 Units/ 292,416 sq. ft.	90.7%	$2,398,658	$8.20
TCG Cincinnati DRE LP	12.27%	Industrial	Cincinnati, OH	9/10/12	3 yrs. 10 mo.	576,751 sq. ft.	100%	$2,311,913	$4.01
TCG 5400 FIB LP	50.3%	Warehouse/ Distribution	Atlanta, GA	10/1/13	6 yrs. 5 mos.	682,750 sq. ft.	100%	$1,256,916	$1.84

(1)	Remaining lease term in years as of December 31, 2013, calculated on a weighted average basis, where applicable.
(2)	Represents actual rental income (including multifamily rent concessions) through December 31, 2013. TCG 5400 FIB represents five months of revenue.

On August 17, 2012, the Company, through our Operating Partnership, acquired a 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. The property was 93.3% occupied at the time of acquisition, with a majority of leases ranging from one year or longer. The purchase price for the equity interest was $1,250,000.

On September 10, 2012, the Company, through our Operating Partnership, acquired a 12.27% limited partnership interest in TCG Cincinnati DRE LP (the “Partnership”). The Partnership owns three Class B industrial buildings comprised of approximately 576,751 square feet located in the Greater Cincinnati area. All three buildings were 100% occupied at the time of the investment, consisting of four tenants with leases of two to ten years. The purchase price for the equity interest acquired by the Company was $500,000.

On October 1, 2013, the Company through our Operating Partnership, completed a $3.5 million investment in TCG 5400 FIB LP ("5400 FIB"), which owns a recently acquired warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21.9 million which included $15.0 million of secured debt. At the time of the investment, the Property was 100% leased. On November 15, 2013, the Company, through our Operating Partnership, completed an additional $400,000 equity investment in 5400 FIB and increased its investment to $3.9 million resulting in a 50.3% equity interest.

The Company funded the purchase price of these investments with proceeds from its Public Offering.

For the year ended December 31, 2013 and 2012, CHCR II, the Partnership and 5400 FIB had combined revenues of $5,967,487 and $2,822,325 and expenses of $6,520,130 and $2,709,545, respectively.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we could become party to legal actions and proceedings involving matters that are generally incidental to our business. In management’s opinion, the resolution of any such legal actions and proceedings would not have a material adverse effect on our consolidated financial statements.

There are no legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of April 15, 2014, we had 1,272,697 shares of common stock outstanding held by a total of 186 stockholders. The number of stockholders is based on the records of ACS Securities Services, which serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock. Until our shares are listed, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

To assist the Financial Industry Regulatory Authority ("FINRA") members and their associated persons that participate in our initial offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, Plymouth Real Estate Investors, our advisor, estimated the value of our shares of common stock as $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial offering (ignoring purchase price discounts for certain categories of purchasers) as it’s estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. For purposes of determining when our offering stage is complete, we do not consider a "public equity offering" to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.

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

Distribution Information

Our board of directors declared four stock distributions of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on March 31, June 30, September 30 and December 31, 2013 and were paid on April 15, July 15, October 15 and January 15, 2014, respectively.

We have not paid or declared any cash distributions as of April 15, 2014. It is unlikely at this time, based largely on the composition of our current investment portfolio and the acquisition opportunities that we currently see in the market, whether we will declare any cash distributions during 2014. We may make special stock distributions, as described further below.

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through our Operating Partnership.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On November 1, 2011, our Registration Statement on Form S-11 (File No. 333-173048), covering a public offering of up to 50,000,000 shares of common stock in our primary offering and 15,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial offering on November 1, 2011 upon retaining Plymouth Real Estate Capital, an affiliate of our Advisor, as the Dealer Manager of our offering.

On January 9, 2014, at the recommendation of our Advisor, and following the approval of our board of directors, the Company terminated its initial public offering effective as of May 6, 2014.

In conjunction with the termination of the initial public offering, our board of directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014.

On January 9, 2014, our board of directors authorized our Advisor to negotiate an engagement letter with a nationally recognized investment bank for financial advisory services in connection with pursuing strategic alternatives for the Company, including a possible listed public offering. The Company can provide no assurances that it will actually enter into an engagement letter or be able to effect any strategic alternatives.

As of December 31, 2013, we had sold 1,050,050 shares of our common stock which generated proceeds of approximately $10.446 million. Included in the 1,050,050 figure are the 20,000 shares of common stock purchased by Plymouth Group Real Estate prior to the commencement of our initial public offering on March 11, 2011.

From the commencement of our initial public offering through December 31, 2013, we incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to our affiliated Dealer Manager.

Type of Expense	Amount

Selling commissions and dealer manager fees	$296,424
Other organization and offering costs	1,084,816
Total expenses	$1,381,240

Through December 31, 2013, the Sponsor has incurred approximately $2,338,996 of costs on behalf of the Company. Through December 31, 2013 the Company has repaid $2,312,881 to the Sponsor and will continue to reimburse as cash flow permits. Simultaneous with selling shares of common stock, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital upon completion of the offering or to expenses if the offerings are not completed. Organizational costs will be expensed as they are reimbursed to the Sponsor.

We expect to use substantially all of the net proceeds from our ongoing initial offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program, capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by any financings of our investments in real estate properties; funding obligations under any of our real estate loans receivable; investments in real estate properties and real estate-related assets and the repayment of debt.

In connection with our organization, on March 11, 2011, we issued 20,000 shares of our common stock to Plymouth Group Real Estate at a purchase price of $10.00 per share for an aggregate purchase price of $200,000. We issued these shares in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

As of December 31, 2013, we had not redeemed any shares under our share redemption program because no shares were eligible for redemption. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2013, and accordingly, we have no funds available for redemption under the share redemption program in 2013.

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

Overview

We are a Maryland corporation and qualified as a REIT beginning with the tax year ending December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, an affiliate of our advisor, to act as the dealer manager of the offering. The dealer manager is responsible for marketing our shares in our initial offering.

On January 9, 2014, at the recommendation of our Advisor, and following the approval of our board of directors, the Company terminated its initial public offering effective as of May 6, 2014.

In conjunction with the termination of the initial public offering, our board of directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014.

On January 9, 2014, our board of directors authorized our Advisor to negotiate an engagement letter with a nationally recognized investment bank for financial advisory services in connection with pursuing strategic alternatives for the Company, including a possible listed public offering. The Company can provide no assurances that it will actually enter into an engagement letter or be able to effect any strategic alternatives.

We intend to use substantially all of the proceeds from our initial offering to acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our stockholders. We intend to primarily acquire, or participate in joint ventures owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties; additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. We expect to make our investments in real estate assets located in the United States. Our investment strategy is designed to provide our stockholders with a diversified portfolio of real estate assets.

As of December 31, 2013, we have made three equity investments through our Operating Partnership. The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area. The most recent investment is in 5400 Fulton Industrial Boulevard, a warehouse facility, containing 682,750 square feet in Atlanta, Georgia.

Our Advisor manages our day-to-day operations and our portfolio of real estate properties and real estate-related assets. Our Advisor makes recommendations on all investments to our board of directors. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the members of the corporate governance committee, not otherwise interested in the transaction. Our Advisor provides asset-management, marketing, investor-relations and other administrative services on our behalf.

The Company has operated in a manner that allows it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. If we fail to qualify as a REIT in any tax year going forward, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution.

Market Outlook — Real Estate and Real Estate Finance Markets

The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.

After three years of momentum building throughout global capital markets, stemming from the financial crisis introduced during the 2008-2009 time period, global capital markets have experienced relatively decreased volatility due to fewer concerns about credit risk and increased reliance in the confidence of functioning global financial markets.  Economies throughout the world have experienced increased employment and consumer confidence due to an upturn in economic activity.  Despite certain recent positive economic indicators such as an improved stock market performance, an improved unemployment rate and improved access to capital for most companies, the strength of aforementioned economic conditions have been muted in certain sectors of the economy and overall growth of the economy continues to lag behind that of other post-recession economic rebounds.  Previous global government interventions in banking systems, and the persistence of a highly expansionary monetary policy by the U.S. Treasury, has introduced additional complexity and uncertainty to the markets in the past few years.  That being said, there has been a demonstrable increase in commercial real estate transaction activity and institutional commercial lending velocity since 2010.  Commercial property fundamentals have strengthened in all asset types, and lenders still maintain disciplined underwriting standards. Fundamentals in the real estate market are improving due to growth in housing markets, construction, industrial production and improved consumer sentiment.  Continued improvement in the economy, combined with institutional investors increasingly allocating capital towards real assets, will likely result in additional measured growth throughout 2014/2015.

Liquidity and Capital Resources

We derive the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

Through the year ended December 31, 2013, our Advisor has incurred $2,338,996 of costs on behalf of the Company. Pursuant to the terms of our advisory agreement with the Company, our Advisor has the right to defer (without interest) receipt of all of these fees. Of this amount, the Company has reimbursed $2,312,881 to our Advisor and will continue to reimburse as cash flow permits. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital. Organizational costs will be expensed as they are reimbursed to our advisor.

We are offering and selling to the public up to 50 million shares of our common stock at $10.00 per share (subject to certain volume discounts). We are also offering up to 15 million shares of our common stock to be issued pursuant to our distribution reinvestment plan pursuant to which our stockholders may elect to have distributions reinvested in additional shares of our common stock at $9.50 per share. The Company, at the recommendation of our Advisor, and following the approval of our board of directors, terminated our initial offering effective as of May 6, 2014.

As of December 31, 2013, we have made three equity investments through our Operating Partnership. The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area. The third is 5400 Fulton Industrial Boulevard, a warehouse facility, containing 682,750 square feet in Atlanta, Georgia.

Our cash needs for these acquisitions were met with the proceeds of our initial offering. Operating cash needs during the same period were also met with proceeds from our initial offering.

Proceeds from our initial offering will continue to be applied to investments in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our initial offering. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or use for distributions, we will keep the net proceeds of our initial offering in short-term, low-risk, highly liquid, interest-bearing investments.

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

Our principal demands for cash are for acquisition costs, including the purchase price of the assets we acquire, improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. Generally, we fund our acquisitions from the net proceeds of our initial offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units issued by our Operating Partnership.

As of April 15, 2014, we had gross offering proceeds of approximately $11.246 million. If we are unable to raise substantially more funds in our initial offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.

In addition to making investments in accordance with our investment objectives, we also use our capital resources to make certain payments to our Advisor and Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and payments to our Advisor for reimbursement of certain organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our corporate governance committee.

The Company has operated in a manner that allows it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gains). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare distributions based on daily record dates and pay distributions on a quarterly basis. We have not established a minimum distribution level.

The Company incurred net losses of $3,472,224 and $2,166,678 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 the Company had cash of $265,952 and had no debt outstanding and no obligation to fund capital under its existing joint venture agreements.

From January 1, 2014 through April 15, 2014, the Company has sold 80,000 shares of common stock for gross offering proceeds of $800,000. As of April 15, 2014, the Company has approximately $735,000 of cash. The Company is anticipating receiving distributions from its investments in joint ventures on a quarterly basis. Additionally, as is disclosed in Note 4, only $26,116 of costs related to the start-up of the Company remain to be charged to the Company after December 31, 2013, after such costs of $1,247,881 and $1,065,000 were recognized as expenses of the Company during the years ended December 31, 2013 and 2012, respectively.

The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services. Also, the Company entered into agreements during the year ended December 31, 2013 with its independent directors who agreed to receive all compensation through December 31, 2013 and amounts accrued as of December 31, 2012 in the form of stock. The Company will continue this agreement into 2014.

If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce operating expenses and limit their operations. If the Company is unable to raise additional equity, it would result in the inability to acquire real estate assets or participate in joint ventures.

Results of Operations

For the year ended December 31, 2013, we had a net loss of $3,472,224, due primarily to legal, professional, filing and printing costs incurred in connection with the commencement of our operations. For the year ended December 31, 2012, we had a net loss of $2,166,678.

We acquired our investments, Wynthrope Forest, TCG Cincinnati DRE LP and 5400 FIB, with proceeds from our initial offering. For the year ended December 31, 2013, we have received $122,543 of distributions relating to these investments and have recognized $588,546 of losses from these investments.

Salary reimbursement expenses for the years ended December 31, 2013 and 2012 totaled $654,855 and $605,402, respectively. These expenses consisted primarily of the allocation of salary earned by employees of the Company’s affiliates for work performed on behalf of the Company.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our Advisor, our Dealer Manager or their affiliates on our behalf. Other offering costs include all costs to be incurred by us in connection with our initial offering. Organization costs include all expenses incurred by us in connection with our formation, including, but not limited to, legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders' equity.

Pursuant to our advisory agreement and our dealer manager agreement, we are obligated to reimburse our advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. In addition, at the end of the primary offering and again at the end of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that organization and offering expenses, excluding underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority), exceed 2% of the gross proceeds we raised in the respective offering. We reimburse our Dealer Manager for underwriting compensation as discussed in the prospectus for our ongoing initial offering. We also pay directly or reimburse our Dealer Manager for bona fide invoiced due diligence expenses of broker dealers. However, no reimbursements made by us to our Advisor or our Dealer Manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our primary offering and the offering under our distribution reinvestment plan at the date of reimbursement. Through December 31, 2013, we had sold 1,050,050 shares in the initial offering for gross offering proceeds of $10.446 million and incurred selling commissions and dealer manager fees of $296,424 and other organizational and offering costs of $1,084,816.

Critical Accounting Policies

We believe our most critical accounting policies are the regular evaluation of whether the value of a real estate asset has been impaired and accounting for joint ventures. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, we collect historical data and current market data, and we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

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

Cash

The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. As of December 31, 2013, we have not realized any losses in such cash accounts and believe that we are not exposed to any significant credit risk.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its tax year ending December 31, 2012. We had no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Recently Issued Accounting Standards

Management does not believe that any recently issued accounting standards have a material effect on the accompanying consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-K, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. In addition, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

As of December 31, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO) and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December 31, 2013. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2013 that persist are as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support stand-alone external financial reporting under SEC requirements.
23

(c)	Remediation

We intend to implement changes to strengthen our internal controls. We are in the process of developing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2014, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, we have employed and continue to receive advice and assistance from third-party financial consultants who have addressed the Company's inexperience relative to GAAP and SEC reporting. The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve their financial reporting system.

The directors also plan to pursue the employment of a permanent Chief Financial Officer.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement which we intend to file on or before April 30, 2014, in connection with our 2014 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement which we intend to file on or before April 30, 2014, in connection with our 2014 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement which we intend to file on or before April 30, 2014, in connection with our 2014 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement which we intend to file on or before April 30, 2014, in connection with our 2014 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement which we intend to file on or before April 30, 2014, in connection with our 2014 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules

See Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K.

(b) Exhibits

EXHIBIT LIST

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-effective Amendment No. 6 to our Registration Statement on Form S-11 (333-173048), filed on October 27, 2011
4.1	Agreement of Limited Partnership, incorporated by reference to Exhibit 4.2 to the Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (333-173048), filed on July 1, 2011 ("Amendment No.2")
4.2	Share Redemption Program, incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-11 (333-173048), filed on March 24, 2011
10.1	Dealer-Manager Agreement, incorporated by reference to Exhibit 1.1 to Amendment No. 2
10.2	Advisory Agreement, incorporated by reference to Exhibit 10.1 to our Registration Statement
10.3	Sub-Advisory Agreement with Haley Real Estate Group, LLC, incorporated by reference to Exhibit 10.2 to Pre-effective Amendment No. 4 to our Registration on Form S-11 (333-173048), filed on August 8, 2011
10.4	Sub-Advisory Agreement with Oxford Capital Group, LLC, incorporated by reference to Exhibit 10.3 to Pre-effective Amendment No. 4 to our Registration Statement on Form S-11 (333-173048), filed on August 8, 2011
10.5	LLC Agreement with Colony Hills Capital Residential II, LLC *
10.6	Limited Partnership Agreement of TCG Cincinnati DRE LP *
10.7	Amended and Restated Limited Partnership Agreement of TCG 5400 FIB LP *
21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to Pre-effective Amendment No. 3 to our Registration Statement on Form S-11 (333-173048) filed on August 8, 2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance*
101.XSD	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

* Filed herewith

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Plymouth Opportunity REIT, Inc.

We have audited the accompanying consolidated balance sheet of Plymouth Opportunity REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated income statement, consolidated statement of changes in stockholders’ equity and consolidated statement of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plymouth Opportunity REIT, Inc. and Subsidiaries, as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Needham, Massachusetts

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Plymouth Opportunity REIT, Inc.:

We have audited the accompanying consolidated balance sheet of Plymouth Opportunity REIT, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated income statements, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plymouth Opportunity REIT, Inc. and subsidiaries as of December 31, 2012, and the results of their operations, and cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

April 15, 2013

Plymouth Opportunity REIT, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

	December 31,
	2013	2012
Assets
Investments in Joint Ventures	$4,830,938	$1,642,027
Cash	265,952	174,442
Security Deposit	87,774	16,733
Due From Affiliate	13,930	9,431
Total Assets	$5,198,594	$1,842,633

Liabilities and Equity
Accounts Payable	$158,221	$—
Accrued Expenses	81,970	381,432
Accrued Directors’ Fees	—	49,500
Total Liabilities	240,191	430,932

Commitments and Contingencies	—	—

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—

Common Stock, $.01 par value, 1,000,000,000 shares authorized, 1,192,695 and 367,841 shares issued and outstanding, respectively	11,751	3,678
Common Stock Dividend Distributable	176	—
Total Common Stock	11,927	3,678

Additional Paid-In Capital	11,181,512	3,620,709

Accumulated Deficit	(6,235,036)	(2,212,686)
Total Equity	4,958,403	1,411,701
Total Liabilities and Equity	$5,198,594	$1,842,633

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Consolidated Income Statements

	For the Year Ended December 31,
	2013	2012

Income (Loss)
Equity Investment Loss	$(588,546)	$(93,042)
Realized Gain on Sale of REIT Securities	—	205
Interest Income	15	—
Total Loss	(588,531)	(92,837)

Expenses
Professional Services	834,288	733,321
Marketing	291,585	165,170
Rent and Lease Costs	199,242	95,119
Directors’ Fees, including Stock Compensation	175,500	190,497
Commissions and Fees	—	108,900
Insurance	135,015	45,603
Filing Fees	340,835	60,938
Salary Reimbursement	654,855	605,402
General and Administrative	252,373	68,891
Total Expenses	2,883,693	2,073,841

Net Loss	$(3,472,224)	$(2,166,678)

Weighted Average Number of Shares Outstanding	681,631	167,853
Loss Per Basic and Diluted Share	$(5.09)	$(12.91)

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2013

	Common Stock, $.01 par value
	Shares	Amount	Dividend Distributable	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity
Balance, January 1, 2012	20,000	$200	$—	$199,800	$1,070	$201,070
Issuance Of Common Stock For Cash	331,500	3,315	—	3,257,664	—	3,260,979
Stock Compensation	11,633	116	—	116,214	—	116,330
Stock Dividends	4,708	47	—	47,031	(47,078)	—
Net Loss	—	—	—	—	(2,166,678)	(2,166,678)
Balance, December 31, 2012	367,841	3,678	—	3,620,709	(2,212,686)	1,411,701

Issuance Of Common Stock For Cash, Net Of Share Issuance Costs Of $191,575	698,550	6,986	—	6,786,940	—	6,793,926
Stock Compensation	22,500	225	—	224,775	—	225,000
Stock Dividends	54,944	373	176	549,577	(550,126)	—
Issuance Of Common Stock for Volume Discount	19,286	193	—	(193)	—	—
Issuance Of Common Stock For Origination Fees, Net Of Share Issuance Costs Of $295,444	29,574	296	—	(296)	—	—
Net Loss	—	—	—	—	(3,472,224)	(3,472,224)
Balance, December 31, 2013	1,192,695	$11,751	$176	$11,181,512	$(6,235,036)	$4,958,403

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Consolidated Statements of Cash Flows

	For the Year
	Ended December 31,

	2013	2012
Cash flows from operating activities
Net loss	$(3,472,224)	$(2,166,678)
Realized gain on sale of REIT securities	—	(205)
Changes in due from affiliate	(4,499)	(9,430)
Equity investment loss	588,546	93,042
Directors’ fees – stock compensation	175,500	116,330
Change in security deposit	(71,041)	(16,733)
Change in accounts payable	158,221	—
Change in accrued expenses	(299,462)	430,929
Net cash used for operating activities	(2,924,959)	(1,552,745)

Cash flows from investing activities
Investment in real estate	(3,900,000)	(1,750,000)
Distributions from investments in real estate	122,543	14,932
Proceeds from sale of REIT securities	—	25,630
Net cash used for investing activities	(3,777,457)	(1,709,438)

Cash flows from financing activities
Proceeds from issuance of common stock	6,985,501	3,260,980
Share issuance costs	(191,575)	—
Net cash provided by financing activities	6,793,926	3,260,980

Net increase (decrease) in cash	91,510	(1,203)
Cash at the beginning of the year	174,442	175,645
Cash at the end of the year	$265,952	$174,442

Disclosure of non-cash financing activities:

Common stock distributed or distributable as dividends:
Common stock	$549	$—
Additional paid-in capital	549,577	—
Fair value of stock dividend	$550,126	$—

Issuance of common stock for volume discount	$193	$—
Issuance of common stock for origination fees	$296	$—

Payment of accrued directors’ fees with common stock	$49,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(1) Business

Plymouth Opportunity REIT, Inc. (the "Company") is a Maryland corporation formed on March 7, 2011. The Company is acquiring and operating on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, the Company intends to focus on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company may acquire, or participate in joint ventures owning, a wide variety of commercial properties including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties.

All references to “the Company” refer to Plymouth Opportunity REIT, Inc. and its subsidiaries, collectively, unless the context otherwise requires.

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Plymouth Opportunity OP, LP (the “Operating Partnership").

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the Sponsor), at a price of $200,000, or $10 per share. As of April 15, 2014, the Company has sold 1,272,697 shares for gross offering proceeds of $11.246 million.

The Company has retained Plymouth Real Estate Investors, Inc. (the “Advisor”) to serve as its advisor. The Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company has retained Plymouth Real Estate Capital, LLC (the “Dealer Manager”), and a member of FINRA, to act as the exclusive Dealer Manager for this offering. The Advisor and the Dealer Manager are affiliates of the Sponsor.

(2) Summary of Significant Accounting Policies

Critical Accounting Policies

We believe our most critical accounting policies are the regular evaluation of whether the value of a real estate asset has been impaired and accounting for joint ventures. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, we collect historical data and current market data, and we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies - (continued)

Cash

The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. As of December 31, 2013, we have not realized any losses in such cash accounts and believe that we are not exposed to any significant credit risk.

Equity Method Accounting

The Company may acquire equity interest in various limited partnerships or other entities. In certain cases where we have the ability to exercise significant influence we account for our equity interest under the equity method of accounting. Under the equity method of accounting, we recognize our proportional share of net income or loss as determined under GAAP in our results of operations.

Segment Reporting

ASC 280 Segment Reporting (“ASC 280”) establishes standards for the way public entities report information about operating segments in the financial statements. The Company is a REIT focused on real estate investments and currently operates in only one segment: real estate operations.

Income Taxes

We elected to be taxed as a Real Estate Investment Trust (“ REIT”) under the Internal Revenue Code of 1986, as amended, and operate as such beginning with its tax year ending December 31, 2012. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four tax years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company files income tax returns in the U.S federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2011 and thereafter.

To the extent that the Company does not utilize the full amount of the annual NOL limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise. As a result, the Company’s NOL of $3,021,119 in 2013 and $1,889,379 in 2012 expire in the years 2033 and 2032, respectively.

Earnings per Share

Basic earnings per share are calculated on the basis of weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies - (continued)

Subsequent Events

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

Recently Issued Accounting Standards

Management does not believe that any recently issued accounting standards would have a material effect on the accompanying consolidated financial statements.

(3) Initial Offering

The Company is offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Public Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Offering”).

The Company commenced the Initial Offering on November 1, 2011. As of April 15, 2014, the Company had reached gross offering proceeds of approximately $11.246 million.

On January 9, 2014, at the recommendation of the Advisor, and following the approval of its board of directors, the Company terminated the Initial Offering effective as of May 6, 2014.

In conjunction with the termination of the initial public offering, our board of directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014.

The Company has the right to reallocate the shares of common stock offered between the Company’s primary public offering and the Company’s distribution reinvestment plan. The Dealer Manager is providing dealer manager services in connection with the offering. The Initial Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the offering but will use its best efforts to sell the shares of common stock.

(4) Related Party Transactions

The Company is a party to an advisory agreement dated July 27, 2011 with its Advisor which entitles its Advisor to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by its Advisor on behalf of the Company and certain costs incurred by its Advisor and its affiliates in providing services to the Company.

The fees the Company incurs under the advisory agreement are as follows:

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs incurred from inception to December 31, 2013 are $1,110,932 of which $705,716 and $379,100 has been reimbursed in the years ended December 31, 2013 and 2012, respectively.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(4) Related Party Transactions – (continued)

Acquisition and Advisory Fees	Reimbursement of acquisition and origination fees to the Advisor and its affiliates for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets. There have been no acquisition or advisory fees incurred or paid for the years ended December 31, 2013 or 2012.

Asset Management Fee	Total asset management fees paid to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred for the years ended December 31, 2013 and 2012 were $26,916 and $6,254, respectively. Asset management fees of $8,750 and $0 were paid in 2013 and 2012, respectively.

Common Stock	Common Stock issuable upon occurrence of certain events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. This fee will be payable semi-annually in shares of the Company’s common stock, which shares will be valued at a price equal to the price then payable for shares redeemed under the Company’s share redemption program, provided such price shall not be less than $10.00 per share. The aggregate origination fee payable to the Sponsor will not exceed 3% of the net proceeds of the Company’s primary offering of shares as of the time of such payment. Total shares issued for the years ended December 31, 2013 and 2012 are 29,574 and 0, respectively.

Subscription Processing Fee	Monthly subscription processing fee to the Advisor equal to $35 per subscription agreement received and processed by the Advisor. The Advisor at its sole discretion may defer all or any portion of the $35 per subscription agreement fee payable. There have been no subscription or processing fees incurred or paid in the years ended December 31, 2013 or 2012.

Expense Reimbursement	Reimbursement to the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income. During the years ended December 31, 2013 and 2012, the Company reimbursed various operating expenses of $542,165 and $685,900, respectively.

Termination	Upon termination or nonrenewal of the advisory agreement, our Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors.

Pursuant to the terms of the agreement with its Advisor, the Advisor has the right to defer (without interest) receipt of all of these fees and expenses, including an additional $26,116 of organization and offering costs that have yet to be, but could be, billed to the Company.

As of December 31, 2013 and 2012 the Company has $13,930 and $9,431 receivable from the Dealer Manager for costs reimbursable under the Expense Sharing Agreement signed August 1, 2012.

For the years ended December 31, 2013 and 2012, the Company has incurred $191,575 and $108,900, respectively, in commissions and dealer manager fees to the Dealer Manager related to the issuance of common stock. Commissions and dealer manager fees of $167,275 and $105,900 were paid in 2013 and 2012, respectively.

As more fully described in Note 5, the Company and Colony Hills Capital, LLC are each members of Colony Hills Capital Residential II, LLC.  Colony Hills Capital, LLC is also a shareholder of the Company.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(5) Investment in Joint Ventures

On August 17, 2012, the Company, through its Operating Partnership, acquired a 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. The property was 93.3% occupied at the time of acquisition, with a majority of leases ranging from one year or longer. The purchase price for the equity interest was $1,250,000. The total purchase price the joint venture paid for the property was $13.9 million, which included $10.6 million of secured debt.

On September 10, 2012, the Company, through its Operating Partnership, acquired a 12% limited partnership interest in TCG Cincinnati DRE LP (the “Partnership”). The Partnership owns three Class B industrial buildings comprised of approximately 576,751 square feet located in the Greater Cincinnati area. All three buildings were 100% occupied at the time of the investment, consisting of four tenants with leases of two to ten years. The purchase price for the equity interest acquired by the Company was $500,000.

On October 1, 2013, the Company through its Operating Partnership, completed a $3.5 million investment in TCG 5400 FIB LP ("5400 FIB"), which owns a recently acquired a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21.9 million which included $15.0 million of secured debt. At the time of the investment, the Property was 100% leased. On November 15, 2013, the Company, through its Operating Partnership, completed an additional $400,000 equity investment in 5400 FIB and increased its investment to $3.9 million resulting in a 50.3% equity investment.

The Company funded the purchase price of these investments with proceeds from its Initial Offering.

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

The Company concluded that 5400 FIB is not a VIE. The Company accounts for the 5400 FIB investment as an equity method investment.

The Company accounts for these investments using equity method accounting, as the Company has significant influence over the entities, but does not have control over the entities. For the years ended December 31, 2013 and 2012, the Company recorded $588,546 and $93,042 of losses, respectively, and $122,543 and $14,932 of distributions from these investments, respectively.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(5) Investment in Joint Ventures-(continued)

A condensed summary of the financial position and results of operations of the joint ventures are shown below (in thousands):

	December 31, 2013	December 31, 2012
	(in thousands)
Assets
Real Estate properties, at historical cost	$45,644	$27,727
Other Assets	8,467	1,612
Total Assets	$54,111	$29,339

Liabilities and Equity
Mortgage Notes Payable	$34,261	$19,566
Other Liabilities	7,067	1,274
Total Liabilities	41,328	20,840

Equity	12,783	8,499
Total Liabilities and Equity	$54,111	$29,339

Operating Revenue and Expenses
Revenues	$5,967	$2,822
Expenses	6,520	2,710
Net Income(Loss)	$(553)	$112

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

(6) Commitments

The Company leases space for its corporate office under the terms of a sub-lease with its Advisor. Rental expense for operating leases during the years ended December 31, 2013 and 2012, including common-area maintenance, was $199,242 and $95,119, respectively. Amounts of minimum future annual rental commitments under the operating lease commencing January 1, 2014 and expiring August 31, 2016 are $284,165 for 2014, $284,165 for 2015 and $189,443 for 2016.

(7) Equity

Preferred Stock

The Company’s charter authorizes the Company to issue up to 10.0 million shares of its $0.01 par value preferred stock. As of December 31, 2013 and 2012, there were no shares of preferred stock issued and outstanding.

Common Stock

Through December 31, 2013 and 2012, the Company has issued 1,192,695 and 367,841 respectively, of common shares (including stock dividends) in connection with its Initial Offering.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(7) Equity-(continued)

Common stockholders have full voting rights and are entitled to one vote per share held and are entitled to receive dividends when and if declared.

Distributions

For the year ended December 31, 2013, our Board of Directors declared four stock distributions of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on March 31, June 30, September 30 and December 31, 2013 and were paid on April 15, July 15, October 15 and January 15, 2014, respectively.

For the year ended December 31, 2012, our Board of Directors declared two stock distributions of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on September 30 and December 31, 2012 and were paid on October 15 and January 15, 2013, respectively.

(8) Share-based Compensation

The Company issues restricted stock to its independent members of the Board of Directors as part of its annual retention program. The stock immediately vests upon issuance. For the years ended December 31, 2013 and 2012, the Company recorded $175,500 and $116,330, respectively, of related compensation expense, which is included in directors’ fees in the Company’s consolidated financial statements.

(9) Liquidity

The Company incurred net losses of $3,472,224 and $2,166,678 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 the Company had cash of $265,952 and had no debt outstanding and no obligation to fund capital under its existing joint venture agreements.

From January 1, 2014 through April 15, 2014, the Company has sold 80,000 shares of common stock for gross offering proceeds of $800,000. As of April 15, 2014, the Company has approximately $735,000 of cash. The Company is anticipating receiving distributions from its investments in joint ventures on a quarterly basis. Additionally, as is disclosed in Note 4, only $26,116 of costs related to the start-up of the Company remain to be charged to the Company after December 31, 2013, after such costs of $1,247,881 and $1,065,000 were recognized as expenses of the Company during the years ended December 31, 2013 and 2012, respectively.

The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services. Also, the Company entered into agreements during the year ended December 31, 2013 with its independent directors who agreed to receive all compensation through December 31, 2013 and amounts accrued as of December 31, 2012 in the form of stock. The Company will continue this agreement into 2014.

If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce operating expenses and limit their operations. If the Company is unable to raise additional equity, it would result in the inability to acquire real estate assets or participate in joint ventures.

(10) Subsequent Events

On January 9, 2014, at the recommendation of the Company's Advisor, and following the approval of its board of directors, the Company terminated the Initial Offering effective as of May 6, 2014.

In conjunction with the termination of the initial public offering, our board of directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014.

Plymouth Opportunity REIT, Inc.
Notes to Consolidated Financial Statements

(10) Subsequent Events-(continued)

On January 9, 2014, the Board of Directors authorized the Advisor to negotiate an engagement letter with a nationally recognized investment bank for financial advisory services in connection with pursuing strategic alternatives for the Company, including a possible listed public offering. The Company can provide no assurances that it will actually enter into an engagement letter or be able to effect any strategic alternatives.

On March 28, 2014, the Board of Directors declared a stock dividend of 1.5% of each outstanding share of common stock, $0.01 par value per share, to the stockholders of record at the close of business on March 31, 2014 to be issued on April 15, 2014.

From January 1, 2014 through April 15, 2014 the Company has sold 80,000 shares for gross offering proceeds of $800,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PLYMOUTH OPPORTUNITY REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer

Dated April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY E. WITHERELL	Chairman of the Board of Directors,	April 15, 2014
Jeffrey E. Witherell	Chief Executive Officer
and Director (principal
executive officer)

/s/ DONNA BROWNELL	Chief Operating Officer,	April 15, 2014
Donna Brownell	Chief Accounting Officer and
Executive Vice President
(principal financial
and accounting officer)

/s/ PENDLETON WHITE, JR.	President, Chief Investment	April 15, 2014
Pendleton White, Jr.	Officer and Director

/s/PHILIP S. COTTONE	Director	April 15, 2014
Phillip S. Cottone

/s/ RICHARD J. DE AGAZIO	Director	April 15, 2014
Richard J. De Agazio

/s/ DAVID G. GAW	Director	April 15, 2014
David G. Gaw