Form 10-Q
period 2014-03-31
Plymouth Opportunity REIT Inc.
filed 2014-05-15
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 333-173048

PLYMOUTH OPPORTUNITY REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)
260 Franklin Street, Suite 1900Boston, MA 02110	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

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

As of May 15, 2014 the Registrant had outstanding 1,319,786 shares of common stock.

PLYMOUTH OPPORTUNITY REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH OPPORTUNITY REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2014	December 31, 2013
Assets
Investments	$4,713,590	$4,830,938
Cash	633,454	265,952
Restricted Cash Security Deposit	100,005 71,041	-87,774
Due From Affiliate	20,138	13,930
Total Assets	$5,538,228	$5,198,594

Liabilities and Equity
Accounts Payable	$100,021	$158,221
Accrued Expenses	93,700	81,970
Total Liabilities	193,721	240,191

Commitments and Contingencies	—	—

Preferred Stock, $.01 par value, 10,000,000 shares
authorized, none issued and outstanding	—	—

Common Stock, $.01 par value, 1,000,000,000 shares
authorized, 1,291,782 and 1,192,695 shares issued and outstanding, respectively	12,714	11,751
Common Stock Dividend Distributable	191	176
Total Common Stock	12,905	11,927

Additional Paid-In Capital	12,131,908	11,181,512

Accumulated Deficit	(6,800,308)	(6,235,036)
Total Equity	5,344,505	4,958,403
Total Liabilities and Equity	$5,538,228	$5,198,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

Unaudited

	For the Three Months Ended March 31,
	2014	2013

Income
Investment Income	$35,038	$23,263
Total Income	35,038	23,263

Expenses
Professional Services	96,424	40,000
Marketing	712	31,905
Rent and Lease Costs	61,406	37,650
Directors’ Fees, including Stock Compensation	—	42,000
Insurance	19,671	18,969
Salary Reimbursement	61,728	426,788
General and Administrative	169,495	41,979
Total Expenses	409,436	639,291

Net Loss	$(374,398)	$(616,028)

Weighted Average Number of Shares Outstanding	1,205,516	216,040
Loss Per Basic and Diluted Share	$(0.31)	$(2.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock, $.01 par value
	Shares	Amount	Dividend Distributable	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity
Balance, January 1, 2014	1,192,695	$11,751	$176	$11,181,512	$(6,235,036)	$4,958,403

Issuance Of Common Stock For Cash, Net Of Share Issuance Costs Of $27,000	80,000	800	—	759,700	—	760,500
Stock Dividends Distributed	—	176	(176)	—	—	—
Stock Dividends Distributable	19,087	—	191	190,683	(190,874)	—
Net Loss	—	—	—	—	(374,398)	(374,398)
Balance, March 31, 2014	1,291,782	$12,727	$191	$12,131,895	$(6,800,308)	$5,344,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH OPPORTUNITY REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(374,398)	$(616,028)
Adjustments to reconcile net loss to net cash used for operating activities:
Changes in due from affiliate	(6,208)	(4,149)
Restricted cash	(100,005)	(173,509)
Investment income	(35,038)	(23,263)
Directors’ fees – stock compensation	—	15,001
Investor deposits	—	173,509
Change in security deposit	16,733	—
Change in accounts payable	(58,200)	62,448
Change in accrued expenses	11,732	(229,273)
Net cash used for operating activities	(545,384)	(795,264)

Cash flows from investing activities
Distributions from investments	152,386	44,178
Net cash provided by investing activities	152,386	44,178

Cash flows from financing activities
Proceeds from issuance of common stock	787,500	752,000
Share issuance costs	(27,000)	—
Net cash provided by financing activities	760,500	752,000

Net increase in cash	367,502	914
Cash at the beginning of the period	265,952	174,442
Cash at the end of the period	$633,454	$175,356

Disclosure of non-cash financing activities: Common stock distributed or distributable as dividends:
Common stock	$191	$128
Additional paid-in capital	190,683	127,445
	$190,874	$127,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Plymouth Opportunity REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(1) Business

Plymouth Opportunity REIT, Inc. (the "Company") is a Maryland corporation formed on March 7, 2011. The Company is acquiring and operating on an opportunistic basis commercial real estate and real estate-related assets that exhibit current income characteristics. In particular, the Company intends to focus on acquiring commercial properties located in markets and submarkets with growth potential and those available from sellers who are distressed or face time-sensitive deadlines. In addition, our opportunistic investment strategy may include investments in real estate-related assets with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning. The Company may acquire, or invest in a wide variety of commercial properties including office, industrial, retail, hospitality, medical office, single-tenant, multifamily and other real properties.

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

On March 11, 2011, the Company sold 20,000 shares of common stock to Plymouth Group Real Estate, LLC (the Sponsor), at a price of $200,000, or $10 per share. As of May 15, 2014, the Company has sold 1,319,786 shares for gross offering proceeds of $11.521 million.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company’s financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Plymouth Opportunity REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

Income Taxes

We elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and operate as such beginning with the tax year ending December 31, 2012. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four tax years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company files income tax returns in the U.S federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2011 and thereafter.

Earnings per Share

Basic earnings per share are calculated on the basis of weighted-average number of common shares outstanding during the period. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.

(3) Initial Offering

The Company had been offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares are offered to investors at a price of $10.00 per share, and of which 15,000,000 shares are offered to participants in the Public Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Offering”).

The Company commenced the Initial Offering on November 1, 2011. As of May 15, 2014 the Company had reached gross offering proceeds of approximately $11.521 million.

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

Plymouth Opportunity REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(4) Related Party Transactions-(continued)

The fees the Company incurs under the advisory agreement are as follows:

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs incurred from inception to March 31, 2014 are $1,110,932. Reimbursement of organization and offering costs to the Advisor for the three months ended March 31, 2014 and 2013 were $26,116 and $0, respectively. As of March 31, 2014 all costs have been reimbursed.

Acquisition and Advisory Fees	Reimbursement of acquisition and origination fees to the Advisor and its affiliates for expenses actually incurred (including personnel costs) related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related assets. There have been no acquisition or advisory fees incurred or paid for the quarters ended March 31, 2014 or 2013.

Asset Management Fee	Total asset management fees paid to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred for the quarters ended March 31, 2014 and 2013 were $14,125 and $4,375, respectively.

Common Stock	Common Stock issuable upon occurrence of certain events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. This fee will be payable semi-annually in shares of the Company’s common stock, which shares will be valued at a price equal to the price then payable for shares redeemed under the Company’s share redemption program, provided such price shall not be less than $10.00 per share. The aggregate origination fee payable to the Sponsor will not exceed 3% of the net proceeds of the Company’s primary offering of shares as of the time of such payment. No shares were issued for the three months ended March 31, 2014 or 2013.

Subscription Processing Fee	Monthly subscription processing fee to the Advisor equal to $35 per subscription agreement received and processed by the Advisor. The Advisor at its sole discretion may defer all or any portion of the $35 per subscription agreement fee payable. There have been no subscription or processing fees incurred or paid in the quarters ended March 31, 2014 or 2013.

Expense Reimbursement	Reimbursement to the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income. From inception to March 31, 2014 the Company reimbursed various operating expenses of $1,228,065. Reimbursement to the Advisor for the three months ended March 31, 2014 and 2013 were $0 and $365,000, respectively.

Termination	Upon termination or nonrenewal of the advisory agreement, our Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors.

Plymouth Opportunity REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(4) Related Party Transactions-(continued)

Pursuant to the terms of the agreement with its Advisor, the Advisor has the right to defer (without interest) receipt of all of these fees and expenses.

As of March 31, 2014 and December 31, 2013, the Company has $20,138 and $13,930 receivable from the Dealer Manager for costs reimbursable under the Expense Sharing Agreement signed August 1, 2012.

For the three months ended March 31, 2014 and 2013, the Company has incurred $27,000 and $30,080, respectively, in commissions and dealer manager fees to the Dealer Manager related to the issuance of common stock.

As described in Note 5, the Company and Colony Hills Capital, LLC are each members of Colony Hills Capital Residential II, LLC.  Colony Hills Capital, LLC is also a shareholder of the Company.

(5) Investments

On August 17, 2012, the Company, through its Operating Partnership, acquired a 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”). The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. The property was 93.3% occupied at the time of acquisition, with a majority of leases ranging from one year or longer. The purchase price for the equity interest was $1,250,000. The total purchase price CHCR II paid for the property was $13.9 million, which included $10.6 million of secured debt.

On September 10, 2012, the Company, through its Operating Partnership, acquired a 12% limited partnership interest in TCG Cincinnati DRE LP (the “Partnership”). The Partnership owns three Class B industrial buildings comprised of approximately 576,751 square feet located in the Greater Cincinnati area. All three buildings were 100% occupied at the time of the investment, consisting of four tenants with leases of two to ten years. The purchase price for the interest acquired by the Company was $500,000.

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

The Company accounts for these investments using equity method accounting, as the Company has significant influence over the entities, but does not have control over the entities. For the three months ended March 31, 2014 and 2013, the Company recorded $35,038 and $23,263 of income, respectively, and $152,386 and $44,178 of distributions from these investments, respectively.

For the three months ended March 31, 2014 and 2013, CHCR II, the Partnership and 5400 FIB had combined revenues of $2,103,791, and $1,141,857 and expenses of $1,109,041 and $841,340, respectively.

Plymouth Opportunity REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(6) Equity

Distributions

During the quarter ended March 31, 2014 our Board of Directors declared a stock distribution of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on March 31, 2014 and was issued on April 15, 2014.

(7) Liquidity

At March 31, 2014 the Company had cash of $633,454 and restricted cash of $100,005 for a total of $733,459 and no debt outstanding, and no obligations to fund capital in the existing investments. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services. Also, the Company entered into agreements with its independent directors who agreed to receive all compensation through December 31, 2014 in the form of stock.

If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce operating expenses and limit their operations. If the Company is unable to raise additional equity, it would result in the inability to acquire real estate assets or other investments.

(8) Subsequent Event

From April 1, 2014 through May 6, 2014 the Company has sold 28,010 shares for gross offering proceeds of $275,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document and in our Annual Report on Form 10-K for the year ending December 31, 2013.

General

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

On January 9, 2014, our board of directors authorized our Advisor to negotiate an engagement letter with a nationally recognized investment bank for financial advisory services in connection with pursuing strategic alternatives for the Company, including a possible listed public offering. The Company can provide no assurances that it will actually enter into an engagement letter or be able to affect any strategic alternatives.

We intend to use substantially all of the proceeds from our offering to acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. In particular, we plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of acquiring a portfolio of income producing real estate properties and real estate related assets that provide attractive returns for our stockholders. We intend to primarily acquire, or invest in companies owning, a wide variety of commercial properties, including office, industrial, retail, hospitality, medical office, single-tenant, multifamily, student housing and other real properties, including raw land. These properties are initially expected to be existing, income-producing properties; additionally, we may invest in newly constructed properties or properties under development or construction. In addition, given the then existing economic conditions and subject to applicable REIT requirements, our investment strategy may also include investments in real estate-related assets such as mortgage, mezzanine, bridge and other loans and debt and equity securities issued by other real estate companies; however, we intend to limit these types of investments so that neither the company nor any of its subsidiaries will meet the definition of an "investment company" under the Investment Company Act. We expect to make our investments in real estate assets located in the United States. Our investment strategy is designed to provide our stockholders with a diversified portfolio of real estate assets.

As of March 31, 2014, we have made three equity investments through our Operating Partnership. The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area. The most recent investment is in 5400 Fulton Industrial Boulevard, a warehouse facility, containing 682,750 square feet in Atlanta, Georgia.

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

Through March 31, 2014, our Advisor incurred $2,338,996 of costs on behalf of the Company. Pursuant to the terms of our advisory agreement with the Company, our Advisor has the right to defer (without interest) receipt of all of these fees. The Company has completely reimbursed our Advisor all such costs. Simultaneous with selling common shares, offering costs will be charged to stockholders’ equity as a reduction of additional paid-in capital. Organizational costs are expensed as they are reimbursed to our Advisor.

We are offering and selling to the public up to 50 million shares of our common stock at $10.00 per share (subject to certain volume discounts). We are also offering up to 15 million shares of our common stock to be issued pursuant to our distribution reinvestment plan pursuant to which our stockholders may elect to have distributions reinvested in additional shares of our common stock at $9.50 per share. The Company, at the recommendation of our Advisor, and following the approval of our board of directors, terminated our offering effective as of May 6, 2014.

As of March 31, 2014, we have made three equity investments through our Operating Partnership. The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area. The third is 5400 Fulton Industrial Boulevard, a warehouse facility, containing 682,750 square feet in Atlanta, Georgia.

Our cash needs for these acquisitions were met with the proceeds of our offering. Operating cash needs during the same period were also met with proceeds from our offering.

Proceeds from our offering will continue to be applied to potential investments in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our offering. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

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

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investments.

Our principal demands for cash are for acquisition costs, including the purchase price of the assets we acquire, improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. Generally, we fund our acquisitions from the net proceeds of our offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units issued by our Operating Partnership.

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

The Company incurred net losses of $374,398 and $616,028 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, the Company had cash of $733,459 and had no debt outstanding and no obligation to fund capital for its current investments. The Company is anticipating receiving distributions from its investments on a quarterly basis.

The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services. Also, the Company entered into agreements during the year ended December 31, 2013 with its independent directors who agreed to receive all compensation through December 31, 2013 and amounts accrued as of December 31, 2012 in the form of stock. The Company has continued this agreement into 2014.

If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce operating expenses and limit their operations. If the Company is unable to raise additional equity, it would result in the inability to acquire or invest in real estate assets.

Results of Operations

For the quarter ended March 31, 2014 and 2013, we had net losses of $374,398 and $616,028, respectively. These losses are due primarily to legal, professional, and general administrative costs incurred in connection with our operations. Expense reimbursements for the quarter ended March 31, 2014 and 2013 totaled $61,728 and $426,788, respectively. These expenses consisted primarily of the allocation of salary earned by employees of the Company’s affiliates for services performed on behalf of the Company. All amounts have since been reimbursed.

We acquired our investments, Wynthrope Forest, TCG Cincinnati DRE LP and 5400 FIB, with proceeds from our offering. For the quarter ended March 31, 2014, we received $152,386 of distributions relating to these investments and have recognized $35,038 of income from these investments.

Recently Issued Accounting Standards

Management does not believe that any recently issued accounting standards would have a material effect on the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2013 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of March 31, 2014, our disclosure controls and procedures were still not effective due to the existence of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of March 31, 2014 that persist are as follows:

●	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls. We are in the process of implementing a remediation plan for the identified material weakness and we expect that work on the plan will continue throughout 2014. The Company hired a permanent Chief Financial Officer.

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Items 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

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

By: /s/ Daniel Wright

Daniel Wright,

Chief Financial Officer

Dated: May 15, 2014

