Form 10-Q
period 2014-06-30
Plymouth Industrial REIT Inc.
filed 2014-08-13
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 333-173048

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Franklin Street, Suite 1900 Boston, MA 02110	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

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

As of August 13, 2014 the Registrant had outstanding _1,325,792__ shares of common stock.

PLYMOUTH INDUSTRIAL REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2014	December 31, 2013
Assets
Investments	$4,652,842	$4,830,938
Cash	350,819	265,952
Security Deposit	71,041	87,774
Due From Affiliate	—	13,930
Prepaid Expense	23,680	—
Deferred Offering Costs	371,000	—
Total Assets	$5,469,382	$5,198,594

Liabilities and Equity
Accounts Payable	$107,978	$158,221
Accrued Expenses	430,600	81,970
Total Liabilities	538,578	240,191

Commitments and Contingencies	—	—

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—

Common Stock, $.01 par value, 1,000,000,000 shares authorized, 1,325,792 and 1,192,695 shares issued and outstanding, respectively	13,258	11,751
Common Stock Dividend Distributable	—	176
Total Common Stock	13,258	11,927

Additional Paid-In Capital	12,466,806	11,181,512

Accumulated Deficit	(7,549,260)	(6,235,036)
Total Equity	4,930,804	4,958,403
Total Liabilities and Equity	$5,469,382	$5,198,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Income
Investment Income (Loss)	$100,273	$(172,524)	$135,311	$(149,261)
Interest Income	1	4	1	4
Total Income (Loss)	100,274	(172,520)	135,312	(149,257)

Expenses
Professional Services	113,831	219,582	210,255	259,582
Acquisition costs	100,000	—	100,000	—
Marketing	9,391	91,535	10,103	93,360
Rent and Lease Costs	103,088	81,344	164,494	118,994
Directors’ Fees, including Stock Compensation	—	49,500	—	91,500
Insurance	20,214	62,561	39,885	81,530
Compensation	463,173	104,591	524,901	531,379
General and Administrative	39,529	145,828	209,024	187,807
Total Expenses	849,226	754,941	1,258,662	1,364,152
Net Loss	$(748,952)	$(927,461)	$(1,123,350)	$(1,513,409)

Weighted Average Number of Shares Outstanding	1,312,338	413,282	1,267,742	459,444
Loss Per Basic and Diluted Share	$(0.57)	$(2.24)	$(0.89)	$(3.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock, $.01 par value
	Shares	Amount	Dividend Distributable	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity
Balance, January 1, 2014	1,192,695	$11,751	$176	$11,181,512	$(6,235,036)	$4,958,403

Issuance Of Common Stock For Cash, Net Of Share Issuance Costs Of $39,250	114,010	1,140	—	1,094,611	—	1,095,751
Stock Dividends Distributed	19,087	367	(176)	190,683	(190,874)	—

Net Loss	—	—	—	—	(1,123,350)	(1,123,350)
Balance, June 30, 2014	1,325,792	$13,258	$—	$12,466,806	$(7,549,260)	$4,930,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(1,123,350)	$(1,513,409)
Adjustments to reconcile net loss to net cash used for operating activities:
Change in due from affiliate	13,930	(4,552)
Change in prepaid expenses	(23,680)	—
Equity investment (income) loss	(135,311)	149,261
Directors’ fees – stock compensation	—	141,000
Change in security deposit	16,733	—
Change in accounts payable	(50,243)	126,660
Change in accrued expenses	58,630	(294,780)
Net cash used for operating activities	(1,243,291)	(1,395,820)

Cash flows from investing activities
Distributions from investments	313,407	79,292
Net cash provided by investing activities	313,407	79,292

Cash flows from financing activities
Offering costs paid	(81,000)	—
Proceeds from issuance of common stock	1,135,001	1,835,501
Share issuance costs	(39,250)	(75,420)
Net cash provided by financing activities	1,014,751	1,760,081

Net increase in cash	84,867	443,553
Cash at the beginning of the period	265,952	174,442
Cash at the end of the period	$350,819	$617,995

Disclosure of non-cash investing and financing activities

Accrued offering costs – proposed offering	$290,000	—

Common stock distributed or distributable as dividends:
Common stock	$191	$216
Additional paid-in capital	190,683	215,590
	$190,874	$215,806
Issuance of common stock for volume discount	$—	$309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(1) Business

Plymouth Industrial REIT, Inc. (the "Company"), formerly known as Plymouth Opportunity REIT, Inc., is a Maryland corporation formed on March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. We are focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties.

All references to “the Company” refer to Plymouth Industrial REIT, Inc. and its subsidiaries, collectively, unless the context otherwise requires.

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an operating partnership, Plymouth Industrial OP, LP (the “Operating Partnership").

Prior to May 6, 2014 the Company retained Plymouth Real Estate Investors, Inc. (the “Advisor”) to serve as its advisor. The Advisor was responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets. The Company retained Plymouth Real Estate Capital, LLC (the “Dealer Manager”), and a member of FINRA, to act as the exclusive Dealer Manager for the initial offering (see Note 3). The Advisor and the Dealer Manager were affiliates of Plymouth Group Real Estate, LLC, the Sponsor. The related agreements were terminated as noted below as of May 6, 2014.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(2) Summary of Significant Accounting Policies-(continued)

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

(3) Initial Offering

The Company had been offering for sale up to $642,500,000 in shares of common stock, of which 50,000,000 shares were offered to investors at a price of $10.00 per share, and of which 15,000,000 shares were offered to participants in the Public Company’s distribution reinvestment plan at a price of $9.50 per share (the “Initial Offering”).

The Company commenced the Initial Offering on November 1, 2011 and terminated it as of May 6, 2014. As of August 13, 2014 the Company had reached gross offering proceeds of approximately $11.581 million.

In conjunction with the termination of the Initial Offering, our board of directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014.

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

The Advisory Agreement was terminated as of May 6, 2014 and no consideration was paid to the Advisor as a result of the termination.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(4) Related Party Transactions-(continued)

The fees the Company incurred prior to termination under the advisory agreement are as follows:

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Reimbursement of organization and offering costs to the Advisor for the six months ended June 30, 2014 and 2013 were $26,116 and $68,895, respectively. As of June 30, 2014 all costs have been reimbursed.

Acquisition and Advisory Fees	There have been no acquisition or advisory fees incurred or paid for the six months ended June 30, 2014 or 2013.

Asset Management Fee	Total asset management fees paid to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred for the six months ended June 30, 2014 and 2013 were $19,745 and $8,750, respectively.

Common Stock	Common Stock issuable upon occurrence of certain events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. No shares were issued for the six months ended June 30, 2014 or 2013.

Subscription Processing Fee	There have been no subscription or processing fees incurred or paid for the six months ended June 30, 2014 or 2013.

Expense Reimbursement	Reimbursement to the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income. From inception to June 30, 2014 the Company reimbursed various operating expenses of $1,228,065. Reimbursement to the Advisor for the six months ended June 30, 2014 and 2013 was $0 and $542,165, respectively.

Termination	Upon termination or nonrenewal of the advisory agreement, our Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors.

Pursuant to the terms of the agreement with its Advisor, the Advisor has the right to defer (without interest) receipt of all of these fees and expenses.

The agreement was terminated May 6, 2014 and no amounts were incurred or paid pursuant to the termination.

As of June 30, 2014 and December 31, 2013, the Company has $0 and $13,930 receivable from the Dealer Manager for costs reimbursable under the Expense Sharing Agreement signed August 1, 2012.

For the three and six months ended June 30, 2014 and 2013, the Company has incurred $12,250 and $45,340 and $39,250 and $75,420, respectively, in commissions and dealer manager fees owed to the Dealer Manager related to the issuance of common stock.

As described in Note (5), the Company and Colony Hills Capital, LLC are each members of Colony Hills Capital Residential II, LLC.  Colony Hills Capital, LLC is also a shareholder of the Company.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

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

On October 1, 2013, the Company through its Operating Partnership, completed a $3.5 million investment in TCG 5400 FIB LP ("5400 FIB"), which owns a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21.9 million which included $15.0 million of secured debt. At the time of the investment, the Property was 100% leased. On November 15, 2013, the Company, through its Operating Partnership, completed an additional $400,000 equity investment in 5400 FIB and increased its investment to $3.9 million resulting in a 50.3% equity investment.

The Company funded the purchase price of these investments with proceeds from its Initial Offering.

The Company accounts for these investments using equity method accounting, as the Company has significant influence over the entities, but does not have control over the entities. For the six months ended June 30, 2014 and 2013, the Company recorded $135,311 and $(149,261) of income (loss), respectively, and $313,407 and $79,292 of distributions from these investments, respectively. For the three months ended June 30, 2014 and 2013 the Company recorded $100,273 and $(172,254) of income (loss), respectively, and $161,021 and $35,114 of distributions from these investments, respectively.

For the six months ended June 30, 2014 and 2013, CHCR II, the Partnership and 5400 FIB had combined revenues of $4,240,690, and $1,186,416 and expenses of $3,698,343 and $976,603, respectively. For the three months ended June 30, 2014 and 2013, CHCR II, the Partnership and 5400 FIB had combined revenues of $2,136,899, and $44,559 and expenses of $2,589,302 and $135,263, respectively.

(6) Equity

Distributions

During the six months ended June 30, 2014 our Board of Directors declared a stock distribution of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on March 31, 2014 and was issued on April 15, 2014.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(7) Liquidity

At June 30, 2014 the Company had cash of $350,819 with no debt outstanding, and no obligations to fund capital in the existing investments. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services. Also, the Company entered into agreements with its independent directors who agreed to receive all compensation through December 31, 2014 in the form of stock. As set forth in note (9), as of July 21, 2014, the Company obtained a secured working capital loan in the amount of $2.0 million.

If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce operating expenses and limit its operations. If the Company is unable to raise additional equity, it would result in the inability to acquire real estate assets or other investments.

(8) Registration Statement

On June 16, 2014 the Company filed Form S-11 with the Securities and Exchange Commission. The purpose of the filing is for the Company to raise funds in the public market as a publically traded company on the New York Stock Exchange (NYSE). There is no assurance that the registration statement related to such proposed public offering will become effective.  Commensurate with the proposed public offering, the Company has entered into purchase and sale agreements for industrial real estate, signed with unrelated parties between May 1, 2014 and July 21, 2014, with an aggregate purchase price of $145.785 million.  The closing of the purchase and sale agreements is subject to the completion of the aforementioned proposed offering and other conditions included in the agreements.

The Company has incurred certain costs related to the proposed offering. These costs are reflected as Deferred offering costs. Deferred offering costs consist of professional accounting fees and estimated printing costs incurred through June 30, 2014. These costs will be charged to stockholders’ equity upon the completion of the proposed offering or charged to expense if the proposed offering is not completed.

(9) Subsequent Events

On July 21, 2014 the Company obtained a secured loan (the “Loan”) for $2,000,000 with an unrelated third party. The note requires payment of interest only, with interest paid monthly in arrears. The note has a term of six months and can be renewed for an additional six months at the Company’s option. Management anticipates using the loan proceeds for general corporate purposes, professional fees related to the filing of the S-11 registration with the SEC, and related deposits and costs for the portfolio of acquisitions to be made subsequent to the proposed offering. The Loan is secured by the Company’s membership interests in the Operating Partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document and in our Annual Report on Form 10-K for the year ending December 31, 2013.

General

We are a Maryland corporation and qualified as a REIT beginning with the tax year ending December 31, 2012. On March 24, 2011, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares of our common stock and a maximum 65,000,000 shares for sale to the public, of which 50,000,000 were registered in our primary offering and 15,000,000 were registered under our dividend reinvestment plan. The SEC declared our registration statement effective on November 1, 2011, and we retained Plymouth Real Estate Capital, an affiliate of our advisor, to act as the dealer manager of the offering. Up to the termination date, May 6, 2014, the dealer manager was responsible for marketing our shares in our initial offering.

On January 9, 2014, at the recommendation of our Advisor, and following the approval of our board of directors, the Company terminated its initial public offering effective as of May 6, 2014.

In conjunction with the termination of the initial public offering, our board of directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014. On January 9, 2014, our board of directors authorized our Advisor to negotiate an engagement letter with a nationally recognized investment bank for financial advisory services in connection with pursuing strategic alternatives for the Company, including a possible listed public offering. The Company can provide no assurances that it will actually enter into a final engagement letter or be able to affect any strategic alternatives. Effective June 16, 2014, the Company filed a form S-11 with the SEC for the registration of securities issued by real estate investment trusts to raise funds in the publically traded market on the New York Stock Exchange. The complete document and any amendments there to, are available on the SEC website, www.sec.gov.

We intend to use substantially all of the proceeds from our proposed offering to acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property. Commensurate with the proposed public offering, the Company has entered into purchase and sale agreements for industrial real estate, signed with unrelated parties between May 1, 2014 and July 21, 2014, with an aggregate purchase price of $145.785 million.  The closing of the purchase and sale agreements is subject to the completion of the aforementioned proposed offering and other conditions included in the agreements.

We intend to continue to focus on the acquisition of industrial properties in secondary markets with net rentable square footage ranging between approximately 100 million and 300 million square feet, which are our target markets. We believe industrial properties in such target markets will provide superior and consistent cash flow returns at generally lower acquisition costs relative to industrial properties in primary markets. Further, we believe there is a greater potential for higher rates of appreciation in the value of industrial properties in our target markets relative to industrial properties in primary markets where we believe asset appreciation has already peaked in the years following the 2008-2009 recession.

We believe our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flows, as well as properties where we can enhance returns through value-add renovations and redevelopment. We focus primarily on the following investments:

•	Single-tenant industrial properties where tenants are paying below-market rents with near-term lease expirations that we believe have a high likelihood of renewal at market rents; and
11

•	Multi-tenant industrial properties that we believe would benefit from our value-add management approach to create attractive leasing options for our tenants, and as a result of the presence of smaller tenants, obtain higher per-square-foot rents.

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

As of June 30, 2014, we have made three equity investments through our Operating Partnership. The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area. The most recent investment is in 5400 Fulton Industrial Boulevard, a warehouse facility, containing 682,750 square feet in Atlanta, Georgia.

Following the termination of the Advisory Agreement as of May 6, 2014, our day-to-day operations and our portfolio of real estate properties and real estate-related assets are managed internally. All proposed investments must be approved by at least a majority of our board of directors, including a majority of the members of the corporate governance committee, not otherwise interested in the transaction.

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

Liquidity and Capital Resources

We derive the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our Initial Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. On July 21, 2014 the Company obtained a secured loan (the “Loan”) for $2,000,000 with an unrelated third party. The note requires payment of interest only, with interest paid monthly in arrears. The note has a term of six months and can be renewed for an additional six months at the Company’s option. Management anticipates using the loan proceeds for general corporate purposes, professional fees related to the filing of the S-11 registration with the SEC, and related deposits and costs for the portfolio of acquisitions to be made subsequent to the proposed offering. The Loan is secured by the Company’s membership interests in the Operating Partnership.

Through June 30, 2014, our Advisor incurred $2,338,996 of costs on behalf of the Company. The Company has completely reimbursed our Advisor all such costs. No further costs are anticipated as the Advisory Agreement was terminated May 6, 2014. Pursuant to the initial offering we were offering and selling to the public, up to 50 million shares of our common stock at $10.00 per share (subject to certain volume discounts). We were also offering up to 15 million shares of our common stock to be issued pursuant to our distribution reinvestment plan pursuant to which our stockholders may elect to have distributions reinvested in additional shares of our common stock at $9.50 per share. The Company, at the recommendation of our Advisor, and following the approval of our board of directors, terminated the initial offering effective as of May 6, 2014.

As of June 30, 2014, we have made three equity investments through our Operating Partnership. The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area. The third is 5400 Fulton Industrial Boulevard, a warehouse facility, containing 682,750 square feet in Atlanta, Georgia.

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

Our principal demands for cash are for acquisition costs, including the purchase price of the assets we acquire, improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. Generally, we will fund our planned acquisitions from the net proceeds of our current offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units issued by our Operating Partnership.

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

The Company incurred net losses of $748,952 and $927,461 for the three months ended June 30, 2014 and 2013, respectively, and $1,123,350 and $1,513,409 for the six months ended June 30, 2014 and 2013, respectively. The Company is anticipating receiving distributions from its investments on a quarterly basis. At June 30, 2014, the Company had cash of $350,819 and had no debt outstanding. On July 21, 2014 the Company obtained a secured loan of $2,000,000 for working capital.

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

If the Company is unable to generate sufficient liquidity to meet its needs and in a timely manner, the Company may be required to further reduce operating expenses and limit its operations. If the Company is unable to raise additional equity, it would result in the inability to acquire or invest in real estate assets.

Results of Operations

For the quarter and six months ended June 30, 2014 and 2013, we had net losses of $748,952 and $927,461, and $1,123,350 and $1,513,409, respectively. These losses are due primarily to legal, professional, and general and administrative costs incurred in connection with our operations.

We acquired our investments, Wynthrope Forest, TCG Cincinnati DRE LP and 5400 FIB, with proceeds from our initial offering. During the three and six months ended June 30, 2014, we received $161,021 and $313,407 of distributions relating to these investments and have recognized $100,273 and $135,311 of income, respectively, from these investments.

Recently Issued Accounting Standards

Management does not believe that any recently issued accounting standards would have a material effect on the accompanying condensed consolidated financial statements.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its March 31, 2014 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. As described below, management identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of this material weakness, our management has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

The specific material weakness that management identified in our internal controls as of June 30, 2014 is as follows:

●	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.

Plans for Remediation of Material Weakness

We intend to implement changes to strengthen our internal controls. We are in the process of implementing a remediation plan for the identified material weakness and we expect that work on the plan will continue throughout 2014. During the quarter ended June 30, 2014, the Company hired a permanent Chief Financial Officer.

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PLYMOUTH INDUSTRIAL REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer and Chairman of the Board of Directors

By: /s/ Daniel Wright

Daniel Wright,

Chief Financial Officer

Dated: August 13, 2014

