Form 10-Q
period 2014-09-30
Plymouth Industrial REIT Inc.
filed 2014-11-13
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

As of November 13, 2014 the Registrant had outstanding 1,325,792 shares of common stock.

PLYMOUTH INDUSTRIAL REIT, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2014	December 31, 2013
Assets
Investments	$4,628,411	$4,830,938
Cash	178,221	265,952
Security Deposit	47,361	87,774
Due From Affiliate	—	13,930
Deposits	1,310,000	—
Deferred Offering Costs	767,011	—
Total Assets	$6,931,004	$5,198,594

Liabilities and Equity
Note Payable	$2,000,000	$—
Accounts Payable	1,038,057	158,221
Accrued Expenses	202,800	81,970
Total Liabilities	3,240,857	240,191

Commitments and Contingencies	—	—

Preferred Stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—

Common Stock, $.01 par value, 1,000,000,000 shares authorized, 1,325,792 and 1,192,695 shares issued and outstanding, respectively	13,258	11,751
Common Stock Dividend Distributable	—	176
Total Common Stock	13,258	11,927

Additional Paid-In Capital	12,466,806	11,181,512

Accumulated Deficit	(8,789,917)	(6,235,036)
Total Equity	3,690,147	4,958,403
Total Liabilities and Equity	$6,931,004	$5,198,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Income
Investment Income (Loss)	$118,817	$(27,636)	$254,128	$(176,898)
Interest Income	—	1	1	5
Total Income (Loss)	118,817	(27,635)	254,129	(176,893)

Expenses
Acquisition Costs	544,029	—	644,029	—
Professional Services	180,742	325,482	390,997	600,064
Marketing	8,250	65,153	18,353	158,513
Rent and Lease Costs	83,449	38,435	247,943	157,429
Directors’ Fees, including Stock Compensation	—	42,000	—	133,500
Insurance	7,078	12,439	46,963	93,968
Compensation	341,728	61,748	866,629	593,127
General and Administrative	111,420	185,244	320,444	358,052
Total Expenses	1,276,696	730,501	2,535,358	2,094,653

Net Operating Loss	(1,157,879)	(758,136)	(2,281,229)	(2,271,546)

Interest Expense	82,778	—	82,778	—
Net Loss	$(1,240,657)	$(758,136)	$(2,364,007)	$(2,271,546)

Weighted Average Number of Shares Outstanding	1,325,792	632,884	1,287,445	516,146
Loss Per Basic and Diluted Share	$(0.94)	$(1.20)	$(1.84)	$(4.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock, $.01 par value
	Shares	Amount	Dividend Distributable	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Equity
Balance, January 1, 2014	1,192,695	$11,751	$176	$11,181,512	$(6,235,036)	$4,958,403

Issuance Of Common Stock For Cash, Net Of Share Issuance Costs Of $39,250	114,010	1,140	—	1,094,611	—	1,095,751
Stock Dividends Distributed	19,087	367	(176)	190,683	(190,874)	—
Net Loss	—	—	—	—	(2,364,007)	(2,364,007)
Balance, September 30, 2014	1,325,792	$13,258	$—	$12,466,806	$(8,789,917)	$3,690,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(2,364,007)	$(2,271,546)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity investment (income) loss	(254,128)	176,898
Amortization of financing fee	60,000	—
Directors’ fees – stock compensation	—	183,000
Change in security deposit	40,413	—
Change in due from affiliate	13,930	9,422
Change in accounts payable	879,836	241,007
Change in accrued expenses	(54,170)	(269,043)
Net cash used for operating activities	(1,678,126)	(1,930,262)

Cash flows from investing activities
Deposits	(1,310,000)	—
Distributions from investments	456,655	109,047
Net cash provided by (used for) investing activities	(853,345)	109,047

Cash flows from financing activities
Working capital loan	2,000,000	—
Offering costs paid	(592,011)	—
Financing fee paid	(60,000)	—
Proceeds from issuance of common stock	1,135,001	5,985,500
Share issuance costs	(39,250)	(163,525)
Net cash provided by financing activities	2,443,740	5,821,975

Net (decrease) increase in cash	(87,731)	4,000,760
Cash at the beginning of the period	265,952	174,442
Cash at the end of the period	$178,221	$4,175,202

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,778	—

Disclosure of non-cash financing activities:

Accrued offering costs – proposed offering	$175,000	$—

Common stock distributed or distributable as dividends:
Common stock	$191	$374
Additional paid-in capital	190,683	372,833
	$190,874	$373,207
Issuance of common stock for volume discount	$—	$163
Issuance of common stock for origination fees	$—	$267

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(2) Summary of Significant Accounting Policies-(continued)

Income Taxes-(continued)

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

The Company commenced the Initial Offering on November 1, 2011 and terminated it as of May 6, 2014. The Company reached gross offering proceeds of approximately $11.581 million.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(4) Related Party Transactions-(continued)

The fees the Company incurred prior to termination under the advisory agreement are as follows:

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs incurred from inception to September 30, 2014 are $1,110,932. Reimbursement of organization and offering costs to the Advisor for the nine months ended September 30, 2014 and 2013 were $26,116 and $380,244 respectively. As of September 30, 2014 all costs have been reimbursed.

Asset Management Fee	Total asset management fees paid to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred for the nine months ended September 30, 2014 and 2013 were $19,745 and $13,125, respectively.

Common Stock	Common Stock issuable upon occurrence of certain events will be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. Total shares of 0 and 26,694 were issued for the nine months ended September 30, 2014 and 2013, respectively.

Expense Reimbursement	Reimbursement to the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income. From inception to September 30, 2014 the Company reimbursed various operating expenses of $1,228,065. Reimbursement to the Advisor for the nine months ended September 30, 2014 and 2013 was $0 and $542,165, respectively.

Termination	Upon termination or nonrenewal of the advisory agreement, our Advisor shall be entitled to receive an amount, payable in the form of an interest bearing promissory note, equal to 15% of the amount by which (i) our adjusted market value plus distributions exceeds (ii) the aggregate capital contributed by investors plus an amount equal to an 8% cumulative, non-compounded return to investors.

Pursuant to the terms of the agreement with its Advisor, the Advisor has the right to defer (without interest) receipt of all of these fees and expenses.

The agreement was terminated May 6, 2014 and no amounts were incurred or paid pursuant to the termination.

As of September 30, 2014 and December 31, 2013, the Company has $0 and $13,930 receivable from the Dealer Manager for costs reimbursable under the Expense Sharing Agreement signed August 1, 2012.

For the nine months ended September 30, 2014 and 2013, the Company incurred $39,250 and $430,470, respectively, and for the three months ended September 30, 2014 and 2013, the Company incurred $0 and $355,050 respectively, in commissions and dealer manager fees owed to the Dealer Manager related to the issuance of common stock.

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

The Company accounts for these investments using equity method accounting, as the Company has significant influence over the entities, but does not have control over the entities. During the nine months ended September 30, 2014 and 2013, the Company recorded $254,128 and ($176,898) of income (loss), respectively, and $456,655 and $109,047 of distributions from these investments, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded $118,817 and ($27,636) of income (loss), respectively, and $143,248 and $29,755 of distributions from these investments, respectively.

For the nine months ended September 30, 2014 and 2013, CHCR II, the Partnership and 5400 FIB had combined revenues of $6,339,559, and $3,469,316 and expenses of $5,420,392 and $3,469,772, respectively. For the three months ended September 30, 2014 and 2013, CHCR II, the Partnership and 5400 FIB had combined revenues of $2,098,868, and $1,191,469 and expenses of $1,772,049 and $1,161,391, respectively.

(6) Equity

Distributions

During the nine months ended September 30, 2014 our Board of Directors declared a stock distribution of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on March 31, 2014 and was issued on April 15, 2014.

(7) Secured Loan

In July, 2014 the Company obtained a secured working capital loan for $2,000,000 (“Loan”) with an unrelated third party. The Loan requires payment of interest only at an annual rate of 10%, with interest paid monthly in arrears. The Loan has a term of six months and can be renewed for an additional six months at the Company’s option. Management anticipates using the Loan proceeds for general corporate purposes, professional fees related to the filing of the S-11 registration with the SEC, and related deposits and costs for the portfolio of acquisitions to be made subsequent to the proposed offering. The Loan is secured by the Company’s membership interests in the Operating Partnership. The Company has cash deposits for real estate acquisitions of $1,310,000 in the quarter ended September 30, 2014. As set forth in Note (11) below this indebtedness was paid in full as of October 28, 2014.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(8) Liquidity

At September 30, 2014 the Company had cash of $ 178,221 with a $2.0 million secured working capital loan outstanding, and no obligations to fund capital in the existing investments. At September 30, 2014 the Company had $1,310,000 of cash deposits in place for real estate acquisitions, $1,025,000 was applied to acquisitions as referenced in Note (11) . The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services. Also, the Company entered into agreements with its independent directors who agreed to receive all compensation through December 31, 2014 in the form of stock.

As set forth in Note (11) the Company raised additional debt to acquire real estate assets or other investments and for working capital. If the Company is unable to generate sufficient liquidity to meet its future needs, subject to financing, the Company may be required to reduce operating expenses and limit its operations.

(9) Registration Statement

On June 16, 2014 the Company filed Form S-11 with the Securities and Exchange Commission. The purpose of the filing is for the Company to raise funds in the public market as a publically traded company on the New York Stock Exchange. Funds raised will be used as set out in detail in the S-11 filing. The most recent amendment thereto was filed September 11, 2014.

The Company has incurred certain costs related to the proposed offering. These costs are reflected as Deferred offering costs. Deferred offering costs consist of professional accounting fees and estimated printing costs incurred through September 30, 2014. These costs will be charged to stockholders’ equity upon the completion of the proposed offering or charged to expense if the proposed offering is not completed.

(10) Commitments

As of September 10, 2014 the Company has entered into employment agreements with Jeffrey E. Witherell, the Company’s Chief Executive Officer, Pendleton P. White, Jr., the Company’s President and Chief Investment Officer, and Daniel C. Wright, the Company’s Executive Vice President and Chief Financial Officer. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $200,000 to $300,000 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

(11) Subsequent Events

On October 28, 2014, the Company entered into a loan agreement (the “Loan Agreement”) with third party investment entities. The Loan Agreement provides for secured loans in an aggregate amount up to $192 million, with an initial cash funding amount of $104 million and $20 million of Original Issue Discount. The Company used $95.6 million of the net proceeds of the initial funding to acquire 13 industrial properties in Chicago, Columbus and Memphis, and additional funds to repay existing indebtedness (the secured working capital loan) and for working capital purposes.

The loans under the Loan Agreement bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The loans are payable not later than October 28, 2015. The Company has the option to prepay the loans, subject to a make-whole premium in the event the loans are prepaid. The borrowings under the Loan Agreement are secured by substantially all of the current and future real property owned by the Company. The Company’s obligations under the Loan Agreement are also guaranteed by all of the Company’s direct and indirect subsidiaries.

The Loan Agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The Loan Agreement contains financial covenants that require the maintenance of a certain fixed charge coverage ratio and a minimum amount of net operating income. The Loan Agreement is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of the Company, as defined in the Loan Agreement.

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

On January 9, 2014, our board of directors authorized our Advisor to negotiate an engagement letter with a nationally recognized investment bank for financial advisory services in connection with pursuing strategic alternatives for the Company, including a possible listed public offering. The Company can provide no assurances that it will actually enter into a final engagement letter or be able to affect any strategic alternatives. Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the publically traded market on the New York Stock Exchange. The complete document and any amendments thereto, the most recent filed as of September 11, 2014, are available on the SEC website, www.sec.gov.

We intend to use substantially all of the proceeds from our proposed offering to retire debt and acquire and operate a diverse portfolio of commercial real estate assets that are expected to provide consistent current income and may also provide capital appreciation resulting from our expectation that in certain circumstances we will be able to acquire properties at a discount to replacement cost or otherwise less than the anticipated market value or to expend capital to reposition or redevelop a property so as to increase its value over the amount of cash we paid to acquire and rehabilitate the property.

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

We believe our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flows, as well as properties where we can enhance returns through value-add renovations and redevelopment. We focus primarily on the following investments:

•	Single-tenant industrial properties where tenants are paying below-market rents with near-term lease expirations that we believe have a high likelihood of renewal at market rents; and
•	Multi-tenant industrial properties that we believe would benefit from our value-added management approach to create attractive leasing options for our tenants, and as a result of the presence of smaller tenants, obtain higher per-square-foot rents.
11

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

As of September 30, 2014, we have made three equity investments through our Operating Partnership. The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area. The most recent investment is in 5400 Fulton Industrial Boulevard, a warehouse facility, containing 682,750 square feet in Atlanta, Georgia.

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

Liquidity and Capital Resources

We derive the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our Initial Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As set forth in Note (11) of the Notes to Condensed Consolidated Financial Statements, on October 28, 2014, the Company entered into a loan agreement (the “Loan Agreement”) with third party investment entities. The Loan Agreement provides for secured loans in an aggregate amount up to $192 million, with initial cash funding amount of $104 million and $20 million of Original Issue Discount. The Company used $95.6 million of the net proceeds of the initial funding to acquire 13 industrial properties in Chicago, Columbus and Memphis, and additional funds to repay existing indebtedness (the secured working capital loan) and for working capital purposes.

The loans under the Loan Agreement bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The loans are payable not later than October 28, 2015. The Company has the option to prepay the loans, subject to a make-whole premium in the event the loans are prepaid. The borrowings under the Loan Agreement are secured by substantially all of the current and future real property owned by the Company. The Company’s obligations under the Loan Agreement are also guaranteed by all of the Company’s direct and indirect subsidiaries.

The Loan Agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The Loan Agreement contains financial covenants that require the maintenance of a certain fixed charge coverage ratio and a minimum amount of net operating income. The Loan Agreement is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of the Company, as defined in the Loan Agreement.

As of September 30, 2014, we had made three equity investments through our Operating Partnership. The first was in Wynthrope Forest, a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second was in TCG Cincinnati DRE LP, a three-building industrial portfolio totaling approximately 576,751 square feet in the Greater Cincinnati area. The third is 5400 Fulton Industrial Boulevard, a warehouse facility, containing 682,750 square feet in Atlanta, Georgia. The management of 5400 FIB, (in which the Company has a 50.3% interest), received notice from a major tenant of its intent to exercise the early termination option in the lease effective July 1, 2015. The tenant is in negotiations with its primary customer to renew their current contract and if successful may go forward with the resigning of the lease. The current lease provides for a substantial penalty for early termination. Management of 5400 FIB has initiated active leasing efforts and we have reviewed the local and overall market conditions, supported by independent third party reports. Based on this information the Company does not believe there to be any impairment to the values reported related to this asset presently.

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

Our principal demands for cash are for acquisition costs, including the purchase price of the assets we acquire, improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. Generally, we will fund our planned acquisitions from the above referenced secured loan and from the net proceeds of our proposed offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units issued by our Operating Partnership.

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

At September 30, 2014, the Company had cash of $178,221 with a $2.0 million secured working capital loan outstanding, and no obligations to fund capital in the existing investments. At September 30, 2014 the Company had $1,310,000 of cash deposits in place for real estate acquisitions. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services. Also, the Company entered into agreements with its independent directors who agreed to receive all compensation through December 31, 2014 in the form of stock.

As set forth in Note (11) the Company raised additional debt to acquire real estate assets or other investments and for working capital. If the Company is unable to generate sufficient liquidity to meet its future needs, subject to financing, the Company may be required to reduce operating expenses and limit its operations.

Results of Operations

For the three and nine months ended September 30, 2014 and 2013, we had net losses of $1,240,657 and $758,136, and $2,364,007 and $2,271,546 respectively. These losses are due primarily to legal, professional, and general administrative costs incurred in connection with our operations.

We acquired our investments, Wynthrope Forest, TCG Cincinnati DRE LP and 5400 FIB, with proceeds from our initial offering. During the three and nine months ended September 30, 2014, we received $143,248 and $456,655 of distributions relating to these investments and have recognized $118,817 and $254,128 of income respectively, from these investments.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its June 30, 2014 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. As described below, management had previously identified a material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of this material weakness, our management has concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective. The specific material weakness that management identified in our internal controls as of September 30, 2014 is as follows:

●	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.

Plans for Remediation of Material Weakness

The Company has hired a permanent Chief Financial Officer and additional qualified staff.

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

By: /s/ Daniel C. Wright

Daniel C. Wright,

Chief Financial Officer

Dated: November 13, 2014

