Form 10-K
period 2014-12-31
Plymouth Industrial REIT Inc.
filed 2015-03-13
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐  NO ☑

Aggregate Market value of the common stock held by non affiliates of the registrant: No established market exists for the Registrant’s shares of common stock. As of March 13, 2015 there were 1,327,859 outstanding shares of common stock of Plymouth Industrial REIT, Inc.

PLYMOUTH INDUSTRIAL REIT, INC.

Form 10-K

For the Year Ended December 31, 2014

Signatures

Consolidated Financial Statements

Exhibits

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans" "projects," "seeks," "should," "will," and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors, including, without limitation:

•	the factors included in this Annual Report on Form 10-K, including those set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business";
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or REIT tax laws, and potential increases in real property tax rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GLOSSARY

In this Annual Report on Form 10-K:

•	"Plymouth," "our company," "we," "us" and "our" refer to Plymouth Industrial REIT, Inc., a Maryland corporation and its consolidated subsidiaries after giving effect to the Acquisition Transactions described elsewhere in this Annual Report on Form 10-K, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., and except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc. and its consolidated subsidiaries prior to giving effect to the Acquisition Transactions;
•	"Acquisition Portfolio" means those warehouse and light industrial properties identified in this Annual Report on Form 10-K to be acquired by the company, in whole or in part, from the net proceeds of our planned initial public offering;
•	"Acquisition Transactions" means a series of four transactions with unrelated third parties pursuant to which we will acquire the Acquisition Portfolio;
•	"annualized rent" means the monthly base rent for the applicable property or properties as of December 31, 2014, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and "total annualized rent" means the annualized rent for the applicable group of properties;
•	"capitalization rate" means the ratio of a property's annual net operating income to its purchase price;
•	"Class A industrial properties" means industrial properties that typically possess most of the following characteristics: 15 years old or newer, square footage generally in excess of 200,000 square feet, concrete tilt-up construction, clear height in excess of 26 feet, a ratio of dock doors to floor area that is more than one door per 10,000 square feet and energy efficient design characteristics suitable for current and future tenants;
•	"Class B industrial properties" means industrial properties that are typically more than 15 years old, have clear heights between 18 and 26 feet and square footage between 50,000 and 500,000 square feet. Building systems (mechanical, HVAC and utility) have adequate capacities to deliver services currently required by tenants but may need upgrades for future tenants;
•	"Company Portfolio" means the Acquisition Portfolio and the Existing Portfolio;
•	"Existing Portfolio" means the 21 distribution centers, warehouse and light industrial properties which the Company currently owns and operates or in which it has an interest;
•	"net operating income" or "NOI" means total revenue (including rental revenue, tenant reimbursements, management, leasing and development services revenue and other income) less property-level operating expenses including allocated overhead. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense and other non-operating expenses;
•	"OP units" means units of limited partnership interest in our operating partnership;
•	"our operating partnership" means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	"primary markets" means gateway cities and the following six largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Chicago, Washington, DC and Boston; and
3

•	"secondary markets" means for our purposes non-gateway markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the Eastern half of the U.S. and Texas: Atlanta, Austin, Baltimore, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa.

Our definitions of Class A industrial properties, Class B industrial properties, primary markets and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

PART I

ITEM 1. BUSINESS

Overview

Plymouth Industrial REIT, Inc., formerly known as Plymouth Opportunity REIT, Inc., is a Maryland corporation,formed on March 7, 2011. We are a full service, vertically integrated, self-administered and self-managed Maryland corporation focused on the acquisition, ownership and management of single-and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the Eastern half of the U.S. and Texas. We currently own and operate, or have an interest in, 21 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet plus a 270 unit multifamily complex. As of December 31, 2014, our current portfolio of owned and operated properties, or those which we have an interest in, was approximately 99.4% leased to 50 separate tenants across 17 industry types.

We previously engaged in a non-listed public offering of our common stock, which was terminated on May 6, 2014. We used the proceeds from the prior offering to acquire the investments in real estate joint ventures.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we generally are not subject to U.S. federal taxes on our income to the extent we annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid, to our stockholders and otherwise maintain our qualification as a REIT. We are structured as an UPREIT and will own substantially all of our assets and conduct substantially all of our business through our operating partnership. We are the sole general partner and own 100% of the interests in our operating partnership.

As of December 31, 2014, we had approximately $165 million outstanding under our senior secured loan agreement, bearing interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The loans mature on April 28, 2015, subject to our operating partnership’s option, subject to certain conditions, to extend the maturity date to October 28, 2015. We have the option to prepay the loans, subject to a make-whole premium in the event the loans are prepaid. The borrowings under the senior secured loan are secured by first lien mortgages on all of the properties in the Existing Portfolio and pledges of equity interests in our operating partnership and its subsidiaries. Our obligations under the senior secured loan are also guaranteed by our company and each of our operating partnership’s wholly-owned subsidiaries.

We intend to continue to focus on the acquisition of industrial properties in secondary markets with net rentable square footage ranging between approximately 100 million and 300 million square feet, which we refer to as our target markets. We believe industrial properties in such target markets will provide superior and consistent cash flow returns at generally lower acquisition costs relative to industrial properties in primary markets. Further, we believe there is a greater potential for higher rates of appreciation in the value of industrial properties in our target markets relative to industrial properties in primary markets where we believe asset appreciation has already peaked in the years following the 2008-2009 recession.

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

We believe there are a significant number of attractive acquisition opportunities available to us in our target markets and that the fragmented and complex nature of our target markets generally make it difficult for less-experienced or less-focused investors to access comparable opportunities on a consistent basis.

We intend to source our acquisitions primarily through a combination of off-market and lightly marketed transactions, sale lease-backs and related transactions from illiquid owners and short sales and discounted note purchases from financial institutions. We expect to benefit from our management team's extensive business and personal relationships and research-driven origination methods to generate investment opportunities, many of which may not be available to our competitors. Additionally, rental rates in our target markets have only recently begun to recover from their recessionary lows, and we believe these rates will increase over time.

Our Investment Strategy

Our primary objective is to generate attractive risk-adjusted returns for our stockholders through dividends and capital appreciation primarily through the acquisition of Class B industrial properties, including distribution centers, warehouses and light industrial properties. We generally define Class B industrial properties as industrial properties that are typically more than 15 years old, have clear heights between 18 and 26 feet and square footage between 50,000 and 500,000 square feet, with building systems that have adequate capacities to deliver the services currently needed by existing tenants, but may need upgrades for future tenants. In contrast, we define Class A industrial properties as industrial properties that typically are 15 years old or newer, have clear heights in excess of 26 feet and square footage in excess of 200,000 square feet, with energy efficient design characteristics suitable for current and future tenants.

We target Class B industrial properties, as compared to Class A industrial properties. The distinction between Class A industrial and Class B industrial properties is subjective. However, we consider Class A industrial properties and Class B industrial properties to have the following characteristics:

•	Class A industrial properties typically possess most of the following characteristics: 15 years old or newer, square footage generally in excess of 200,000 square feet, concrete tilt-up construction, clear height in excess of 26 feet, a ratio of dock doors to floor area that is more than one door per 10,000 square feet and energy efficient design characteristics for current and future tenants. Rents are based on a specified range between the top 20-30% of the industrial rents in the marketplace.
•	Class B industrial properties typically vary from Class A industrial properties in that they have some but not all of the features of the Class A industrial properties. They are typically more than 15 years old, have clear heights between 18 and 26 feet and square footage between 50,000 and 500,000 square feet. Building systems (mechanical, HVAC and utility) have adequate capacities to deliver services currently required by tenants but may need upgrades for future tenants. Rents are typically 30-50% below Class A properties in the marketplace.

Our definitions of Class A industrial properties and Class B industrial properties may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

In addition, we primarily target secondary markets, as compared to primary markets. The distinction between primary markets and secondary markets is subjective. However, we consider primary and secondary markets to be as follows:

•	Primary Markets include gateway cities and the following six target metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Chicago, Washington, DC and Boston.
•	Secondary Markets for our purposes include non-gateway markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the Eastern half of the U.S. and Texas: Atlanta, Austin, Baltimore, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa.

Our definitions of primary and secondary markets may vary from the definitions of these terms used by investors, analysts and other industrial REITs, could include additional metropolitan statistical areas in addition to those named above and may change over time.

We will focus our acquisition activities on our core property types, which include warehouse/distribution facilities and light manufacturing facilities, because we believe they generate higher tenant retention rates and require lower tenant improvement and re-leasing costs. To a lesser extent, we will focus on flex/office facilities (light assembly and research and development).

According to CBRE, secondary industrial market areas have, on average, a high degree of fundamental stability in rents and occupancies.

According to a recent study published by CBRE, which examines the availability rates of industrial properties, the majority of industrial tenants are satisfied with their Class B industrial properties. While these Class B industrial properties usually have lower clear height, less cross-docked loading, less technology incorporated into building utilities and overall less functionality than Class A industrial properties, such building characteristics also result in lower building costs which result in lower rents when compared to Class A industrial properties. Thus, Class B industrial properties are priced for the industrial functionality they deliver, which tends to result in high tenant retention rates.

The CBRE study also revealed that older industrial buildings generally have higher occupancy rates than newer buildings. Specifically by decade of construction, buildings built in the 1980s had higher rates of occupancy than those built in the 1990s, with this trend continuing with buildings built in 2000 and thereafter. These statistics seem to refute the common misperception of diminished functionality and desirability of older Class B industrial properties.

Overall, we believe that the aforementioned factors impacting the supply and demand dynamic create a compelling case for the attractiveness and overall cost effectiveness of Class B industrial properties among a variety of tenants. Class B industrial property owners and operators generally benefit from low tenant rollover because of the properties' locations and sufficient functionality. Tenants tend to benefit from lower rentals rates, while we believe investors can expect stable and predictable cash flows and lower volatility.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the ADA to the extent that such properties are "public accommodations" as defined under the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in the Company Portfolio in the aggregate substantially comply with present requirements of the ADA, and we have not received any notice for correction from any regulatory agency, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance and therefore we may own properties that are not in compliance with the ADA.

ADA compliance is dependent upon the tenant's specific use of the property, and as the use of a property changes or improvements to existing spaces are made, we will take steps to ensure compliance. Noncompliance with the ADA could result in additional costs to attain compliance, imposition of fines by the U.S. government or an award of damages or attorney's fees to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations to achieve compliance as necessary.

Environmental Matters

The Company Portfolio is subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore, it is possible we could incur these costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos at one of our properties may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We usually require Phase I or similar environmental assessments by independent environmental consultants at the time of acquisition of a property. We generally expect to continue to obtain a Phase I or similar environmental site assessments by independent environmental consultants on each property prior to acquiring it. However, these environmental assessments may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

We can make no assurances that (1) future laws, ordinances or regulations will not impose material environmental liabilities on us, or (2) the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Insurance

We carry commercial general liability, fire, extended coverage and rental loss insurance covering all the properties under a blanket insurance policy. Our property insurance program provides coverage on a special “all risk” perils form for certain losses, including, but not limited to, losses caused by floods earthquakes and certain acts of terrorism as defined by TRIA. We believe the policy specifications and insured limits are appropriate and adequate given the level of risk of loss, the cost of coverage and standard industry practice. However, our insurance coverage may not be sufficient to fully cover all of our losses.

Competition

In acquiring our properties, we compete with other public industrial property sector REITs, income oriented non-traded REITs, private real estate fund managers and local real estate investors and developers. The last named group, local real estate investors and developers, historically has represented our dominant competition for acquisition opportunities. Many of these entities have greater resources than us or other competitive advantages. We also face significant competition in leasing available properties to prospective tenants and in re-leasing space to existing tenants.

Our Corporate Information

Our principal executive offices are located at 260 Franklin Street, Suite 1900, Boston, Massachusetts 02110. Our telephone number is (617) 340-3814. Our website is www.plymouthreit.com.We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). Access to those reports and other filings with the SEC may be obtained, free of charge from our website, www.plymouthreit.com or through the SEC's website at www.sec.gov. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A. RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2014, we wholly own, through our operating partnership, twenty properties.

The Existing Portfolio

The following table provides certain information with respect to the Existing Portfolio as of December 31, 2014. Through wholly-owned subsidiaries of our operating partnership we own 100% fee simple ownership in twenty properties and a 50.3% interest in one additional industrial property in the Existing Portfolio.

Existing Portfolio

Metro	Address	Property Type	Percent Ownership	Year Built/ Renovated(2)	Square Footage	Occupancy(3)	Annualized Rent(4)	Percent of Existing Portfolio Annualized Rent	Annualized Rent/Square Foot(5)
Chicago, IL	3940 Stern Avenue	Warehouse/Light Manufacturing	100%	1987	146,798	100%	$553,299	3.7%	$3.77
Chicago, IL	1875 Holmes Road	Warehouse/Light Manufacturing	100%	1989	134,415	100%	$571,264	3.9%	$4.25
Chicago, IL	1355 Holmes Road	Warehouse/Distribution	100%	1975/1999	82,456	100%	$371,577	2.5%	$4.51
Chicago, IL	2401 Commerce Drive	Warehouse/Flex	100%	1994	78,574	100%	$542,355	3.7%	$6.90
Chicago, IL	189 Seegers Road	Warehouse/Light Manufacturing	100%	1972	25,000	100%	$156,060	1.1%	$6.24
Chicago, IL	11351 W. 183rd Street	Warehouse/Distribution	100%	2000	18,768	100%	$174,316	1.2%	$9.29
Cincinnati, OH	Mosteller Distribution Center I & II	Warehouse/Light Manufacturing	100%	1959	358,386	100%	$1,095,859	7.4%	$3.06
Cincinnati, OH	4115 Thunderbird Lane	Warehouse/Light Manufacturing	100%	1991	70,000	100%	$224,000	1.5%	$3.20
Florence, KY	7585 Empire Drive	Warehouse/Light Manufacturing	100%	1973	148,415	100%	$382,599	2.6%	$2.58
Columbus, OH	3500 Southwest Boulevard	Warehouse/Distribution	100%	1992	527,127	100%	$1,782,634	12.0%	$3.38
Columbus, OH	3100 Creekside Parkway	Warehouse/Distribution	100%	2004	340,000	100%	$952,000	6.4%	$2.80
Columbus, OH	8288 Green Meadows Dr.	Warehouse/Distribution	100%	1988	300,000	100%	$861,000	5.8%	$2.87
Columbus, OH	8273 Green Meadows Dr.	Warehouse/Distribution	100%	1996/2007/ 2012	77,271	100%	$337,983	2.3%	$4.37
Columbus, OH	7001 American Pkwy	Warehouse/Distribution	100%	1986/2007	54,100	100%	$175,825	1.2%	$3.25
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	Warehouse/Distribution	100%	1989	202,303	89.5%	$499,345	3.4%	$2.47
Jackson, TN	210 American Dr.	Warehouse/Distribution	100%	1967/1981	638,400	100%	$1,404,480	9.5%	$2.20
Atlanta, GA	32 Dart Road	Warehouse/Light Manufacturing	100%	1988	194,800	100%	$496,740	3.4%	$2.55
Atlanta, GA(6)	5400 Fulton Industrial Blvd	Warehouse/ Distribution	50.3%	1967/1995/ 2005/2013	343,423	100%	$1,144,528	7.7%	$3.33
Portland, ME	56 Milliken Road	Warehouse/Light Manufacturing	100%	1966	200,625	100%	$994,773	6.7%	$4.96
Marlton, NJ	4 East Stow Road	Warehouse/Distribution	100%	1986	156,634	97.7%	$762,884	5.2%	$4.87
Cleveland, OH	1755 Enterprise Parkway	Warehouse/Light Manufacturing	100%	1979/2005	255,570	100.0%	$1,294,652	8.8%	$5.07

Existing Portfolio—Industrial Properties—Total/Weighted Average(1)					4,353,065	99.4%	$14,778,173	100.0%	$3.39

_______________

(1)	Excludes the Wynthrope Forest 270-unit multi-family property in which the company owns a 51.5% interest providing $1,197,195 of annualized base rent as of December 31, 2014.
(2)	Renovation means significant upgrades, alterations or additions to building areas, interiors, exteriors and/or systems.
(3)	Includes both in-place and committed tenants, which we define as our tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of December 31, 2014.
(4)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2014, by (ii) 12, and then by (iii) our percentage ownership interest for such property, where applicable. On December 31, 2014, there were no rent abatements or concessions in effect that would impact cash rent.
(5)	Calculated by multiplying (i) rental payments (defined as cash rents before abatements) for [the month ended December 31, 2014], by (ii) 12, and then dividing by leased square feet for such property as of December 31, 2014
(6)	We own a 50.3% equity interest in the owner of this facility, which is leased to two tenants with lease expirations in 2015 and 2022. Data shown have been adjusted to reflect 50.3% of the annualized base rent and square footage.

Description of Existing Portfolio

Venture One Industrial Portfolio is comprised of six distribution warehouse, light manufacturing and flex properties totaling 486,212 square feet, located in the Chicago Metro Area. The portfolio is leased to seven tenants under eight leases, detailed in the chart below. The buildings were built between 1972 and 2000, and have ceiling heights ranging from 18 to 22 feet.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
189 Seegers	MIDCO-Bay Insulation	Construction	25,000	5.1%	6/30/2019	$6.24	$156,060	6.6%	Triple Net
11351 W. 183rd	Insituform	Industrial Equipment Components	18,768	3.9%	1/31/2020	$9.29	$174,316	7.4%	Triple Net
1355 Holmes	Abrasive Form	Industrial Equipment Components	42,535	8.7%	6/30/2020	$4.09	$173,968	7.3%	Triple Net
1355 Holmes	AMTEC Precision Products	Industrial Equipment Components	39,921	8.2%	4/30/2025	$4.95	$197,609	8.3%	Triple Net
3940 Stern	Colony Display Systems	Light Manufacturing	146,798	30.3%	12/31/2016	$3.77	$553,299	23.4%	Triple Net
1875 Holmes	AMTEC Precision Products	Industrial Equipment Components	134,415	27.6%	10/31/2019	$4.25	$571,264	24.1%	Triple Net
2401 Commerce	SAV-RX	Healthcare	60,265	12.4%	12/31/2021	$7.03	$423,906	17.9%	Modified Gross
2401 Commerce	VW Credit	Financial Services	18,309	3.8%	12/31/2016	$6.47	$118,449	5.0%	Modified Gross
			486,011	100.0%		$4.87	$2,368,871	100.0%

Average lease term of the in place leases is 5.0 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Available		—	0.0%	$—	0.0%	$—
2015	0	—	0.0%	$—	0.0%	$—
2016	2	165,107	34.0%	$671,748	28.4%	$4.07
2017	0	—	0.0%	$—	0.0%	$—
2018	0	—	0.0%	$—	0.0%	$—
2019	2	159,415	32.8%	$727,324	30.7%	$4.56
2020	2	61,303	12.6%	$348,284	14.7%	$5.68
2021	1	60,265	12.4%	$423,906	17.9%	$7.03
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	1	39,921	8.2%	$197,609	8.3%	$4.95
Total/Weighted Average	8	486,011	100.0%	$2,368,871	100.0%	$4.87

Venture One Industrial Portfolio Tax Basis and Depreciation

The Venture One Portfolio was purchased in October 2014 and our federal tax basis in this property is estimated to be approximately $29 million. The Chicago Portfolio is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g., buildings—39 years, tenant improvements—15 years, leasing commissions—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.5 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Perseus-210 American Drive is a 638,400 square foot warehouse and distribution center located in Jackson, Tennessee. The property is 100% leased to Perseus Distribution, the largest third-party book distributor in the United States. Perseus has occupied the property since 2006.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
210 American Drive	Perseus Distribution	Paper & Printing	638,400	100.0%	5/31/2020	$2.20	$1,404,480	100.0%	Triple Net

Average lease term for the in place lease is 5.7 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Available		—	0.0%	$—	0.0%	$—
2015	0	—	0.0%	$—	0.0%	$—
2016	0	—	0.0%	$—	0.0%	$—
2017	0	—	0.0%	$—	0.0%	$—
2018	0	—	0.0%	$—	0.0%	$—
2019	0	—	0.0%	$—	0.0%	$—
2020	1	638,400	100.0%	$1,404,480	100.0%	$2.20
2021	0	—	0.0%	$—	0.0%	$—
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	1	638,400	100.0%	$1,404,480	100.0%	$2.20

Perseus-210 American Drive Tax Basis and Depreciation

The Perseus Property was purchased in October 2014 and our federal tax basis in this property is estimated to be approximately $13 million. 210 American Drive owns a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g., buildings—39 years, tenant improvements—15 years, leasing commissions—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.3 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Pier One-3500 Southwest Boulevard is a 527,127 square foot warehouse and distribution center located in Columbus, Ohio 100% leased to Pier 1 (NYSE: PIR). Pier 1 has occupied the property since it was built in 1992, and uses the property as a main distribution hub for its United States operations. The building has 28 to 32 foot ceiling height and has extensive dock and trailer storage facilities.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
3500 Southwest Boulevard	Pier One	Home Furnishings	527,127	100.0%	12/31/2017	$3.38	$1,782,634	100.0%	Triple Net

Average lease term for the in place lease is 3.0 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Available		—	0.0%	$—	0.0%	$—
2015	0	—	0.0%	$—	0.0%	$—
2016	0	—	0.0%	$—	0.0%	$—
2017	1	527,127	100.0%	$1,782,634	100.0%	$3.38
2018	0	—	0.0%	$—	0.0%	$—
2019	0	—	0.0%	$—	0.0%	$—
2020	0	—	0.0%	$—	0.0%	$—
2021	0	—	0.0%	$—	0.0%	$—
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	1	527,127	100.0%	$1,782,634	100.0%	$3.38

Pier One-3500 Southwest Boulevard Tax Basis and Depreciation

The Pier One Property was purchased in October 2014 and federal tax basis in this property is estimated to be approximately $20 million. 3500 Southwest Boulevard is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g., buildings—39 years, tenant improvements—15 years, leasing commissions—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.4 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Garrity Malkin-Columbus, Ohio Industrial Portfolio is comprised of three warehouse and distribution properties totaling 431,371 square feet and is 100% leased as of December 31, 2014. The buildings are leased to five tenants, including Volvo, who has been in the facility since 2001. The buildings were built between 1986 and 1996, and have ceiling heights ranging from 26 to 28 feet.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
8288 Green Meadows Drive	Volvo Group North America	Automotive	300,000	69.6%	10/31/2019	$2.87	$861,000	62.6%	Triple Net
8273 Green Meadows Drive	Kroger Co.	Food & Beverage	19,473	4.5%	1/31/2015	$4.00	$77,892	5.7%	Triple Net
8273 Green Meadows Drive	Re-Source USA	Business Services	19,328	4.5%	7/31/2015	$4.50	$86,976	6.3%	Triple Net
8273 Green Meadows Drive	Vest Com	Business Services	38,470	8.95	8/31/2021	$4.50	$173,115	12.6%	Triple Net
7001 Americana Parkway	ADS Alliance Data Systems	Technology & Electronics	54,100	12.5%	11/30/2018	$3.25	$175,825	12.8%	Triple Net
Total/Weighted Average			431,371	100.0%		$3.19	$1,374,808	100.0%

Average lease term for the in place leases is 5.0 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Available		—	0.0%	$—	0.0%	$—
2015	2	38,801	9.0%	$164,868	12.0%	$4.25
2016	0	—	0.0%	$—	0.0%	$—
2017	0	—	0.0%	$—	0.0%	$—
2018	1	54,100	12.5%	$175,825	12.8%	$3.25
2019	1	300,000	69.6%	$861,000	62.6%	$2.87
2020	0	—	0.0%	$—	0.0%	$—
2021	1	38,470	8.9%	$173,115	12.6%	$4.50
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	5	431,371	100.0%	$1,374,808	100.0%	$3.19

Garrity Malkin-Columbus, Ohio Industrial Portfolio Tax Basis and Depreciation

The Garrity Malkin Ohio Portfolio was purchased in October 2014 and our federal tax basis in this property is estimated to be approximately $16 million. The Columbus Portfolio is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g., buildings—39 years, tenant improvements—15 years, leasing commissions—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.3 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Creekside-3100 Creekside Parkway is a 340,000 square foot warehouse distribution center located in Columbus, Ohio. The property is 100% triple net leased to Liquidity Services, Inc. (NASDAQ:LQDT). The Property was constructed in 2000 and has 28 foot-32 foot clear heights, 48' × 50' column spacing, and ESFR sprinkler system.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
3100 Creekside Parkway	Liquidity Services	Wholesale/Retail	340,000	100%	2/28/2019	$2.80	$952,000	100%	Triple Net

Average lease term for the in place lease is 4.4 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Available		—	0.0%	$—	0.0%	$—
2015	0	—	0.0%	$—	0.0%	$—
2016	0	—	0.0%	$—	0.0%	$—
2017	0	—	0.0%	$—	0.0%	$—
2018	0	—	0.0%	$—	0.0%	$—
2019	1	340,000	100.0%	$952,000	100.0%	$2.80
2020	0	—	0.0%	$—	0.0%	$—
2021	0	—	0.0%	$—	0.0%	$—
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	1	340,000	100.0%	$952,000	100.0%	$2.80

Creekside-3100 Creekside Parkway Tax Basis and Depreciation

The Creekside Property was purchased in October 2014 and our federal tax basis in this property is estimated to be approximately $11 million. 3100 Creekside Parkway is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g., buildings—39 years, tenant improvements—15 years, leasing commissions—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.2 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Garrity Malkin-Shelby (Memphis) Distribution Center is a three-building, 202,303 square foot property located in Memphis, Tennessee. It was built in 1989 and has 22 foot ceiling height. It is 89.5% leased to seven different tenants.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
6005 East Shelby Drive	Selecta Products	Logistics & Transportation	41,040	20.3%	7/31/2015	$2.80	$115,015	23.0%	Triple Net
6005 East Shelby Drive	Libra Resources	Automotive	13,680	6.8%	7/31/2016	$2.50	$34,200	6.9%	Triple Net
6045 East Shelby Drive	Livewell Holdings	Healthcare	27,380	13.5%	9/30/2017	$2.50	$68,448	13.7%	Triple Net
6045 East Shelby Drive	CLS	Wholesale/Retail	11,352	5.6%	10/31/2016	$2.06	$23,388	4.7%	Triple Net
6045 East Shelby Drive	Walker J Walker	Financial Services	53,618	26.5%	5/31/2018	$3.00	$160,854	32.2%	Triple Net
6075 East Shelby Drive	JAS Forwarding	Logistics & Transportation	20,400	10.1%	3/31/2015	$3.10	$63,240	12.7%	Triple Net
6075 East Shelby Drive	Vacant		21,153	10.4%				0.0%
6075 East Shelby Drive	Bestway Delivery Svcs.	Logistics & Transportation	13,680	6.8%	7/31/2015	$2.50	$34,200	6.8%	Triple Net
Total/Weighted Average			202,303	100.0%		$2.47	$499,345	100%

Average lease term for the in place leases is 2.7 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Available		21,153	10.4%	$—	0.0%	$—
2015	3	75,120	37.2%	$212,455	42.5%	$2.83
2016	2	25,032	12.4%	$57,588	11.5%	$2.30
2017	1	27,380	13.5%	$68,448	13.7%	$2.50
2018	1	53,618	26.5%	$160,854	32.3%	$3.00
2019	0	—	0.0%	$—	0.0%	$—
2020	0	—	0.0%	$—	0.0%	$—
2021	0	—	0.0%	$—	0.0%	$—
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	7	202,303	100.0%	$499,345	100.0%	$2.47

Garrity Malkin-Shelby (Memphis) Distribution Center Tax Basis and Depreciation

The Garrity Malkin-Shelby Portfolio was purchased in October 2014 and our federal tax basis in this property is estimated to be approximately $6 million. Shelby Distribution Center is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g., buildings—39 years, tenant improvements—15 years, leasing commissions—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.1 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Trident Cincinnati, OH Portfolio consists of 3 warehouse and distribution properties totaling 576,801 square feet located in the greater Cincinnati, Ohio area. The properties are 100% leased to five tenants. Three of the tenants have been at the site for 10 years while one has been there forty years.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
7585 Empire Drive	Prestolite Electric Incorporated	Automotive	90,365	15. 7%	9/30/2024	$2.75	$248,504	14.6%	Triple Net
7585 Empire Drive	Best Sanitizers, Inc.	Industrial Equipment Components	58,050	10.1%	5/31/2015	$2.31	$134,095	7.9%	Triple Net
4115 Thunderbird Lane	WorldPac, Inc.	Automotive	70,000	12.1%	3/31/2016	$3.20	$224,000	13.2%	Triple Net
Mosteller Distribution Center I & II	Toyobo Kureha America Co, LTD	Automotive	121,981	21.1%	9/30/2022	$3.97	$484,033	28.4%	Triple Net
Mosteller Distribution Center I & II	TSS Aviation, Inc.	Aero Space	236,405	41.0%	4/30/2021	$2.59	$611,827	35.9%	Triple Net
			576,801	100.0%		$2.95	$1,702,459	100.0%

Weighted average lease term for the in place leases is 7.4 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Rentable Square Feet	Annualized Base Rent(2)	Percentage of Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available		—	0.0%	$—	0.0%	$—
2015	1	58,050	10.1%	$134,095	7.9%	$2.31
2016	1	70,000	12.1%	$224,000	13.2%	$3.20
2017	0	—	0.0%	$—	0.0%	$—
2018	0	—	0.0%	$—	0.0%	$—
2019	0	—	0.0%	$—	0.0%	$—
2020	0	—	0.0%	$—	0.0%	$—
2021	1	236,405	41.0%	$611,827	35.9%	$2.59
2022	1	121,981	21.1%	$484,033	28.4%	$3.97
2023	0	—	0.0%	$—	0.0%	$—
2024	1	90,365	15.7%	$248,504	14.6%	$2.75
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	5	576,801	100.0%	$1,702,459	100.0%	$2.95

Trident Cincinnati, OH Portfolio Tax Basis and Depreciation

The Trident Cincinnati Portfolio was purchased during November 2014 and our combined federal tax basis for these properties is estimated to be approximately $18.7 million. The Trident Cincinnati Portfolio is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.3 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

56 Milliken Road Portland, ME is a 200,625 square foot warehouse and distribution center located in the greater Portland, Maine area. The property is 100% leased to two tenants, has 81,053 square feet of freezer space and has excellent highway access.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
56 Milliken Road	Paradigm Operating Company	Construction	109,589	54.6%	4/30/2020	$3.90	$427,397	42.9%	Triple Net
56 Milliken Road	Advance Pierre Foods dba Barber Foods	Food & Beverage	81,053	40.4%	12/31/2018	$6.50	$526,845	53.0%	Triple Net
56 Milliken Road	Advance Pierre Foods dba Barber Foods	Food & Beverage	9,983	5.0%	12/31/2018	$4.06	$40,531	4.1%	Triple Net
			200,625	100.0%		$4.96	$994,773	100%

Weighted average lease term for the in place leases is 4.8 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Rentable Square Feet	Annualized Base Rent(2)	Percentage of Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available		—	0.0%	$—	0.0%	$—
2015	0	—	0.0%	$—	0.0%	$—
2016	0	—	0.0%	$—	0.0%	$—
2017	0	—	0.0%	$—	0.0%	$—
2018	2	91,036	45.4%	$567,376	57.1%	$6.23
2019	0	—	0.0%	$—	0.0%	$—
2020	1	109,589	54.6%	$427,397	42.9%	$3.90
2021	0	—	0.0%	$—	0.0%	$—
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	3	200,625	100.0%	$994,773	100.0%	$4.96

56 Milliken Road Portland, ME Basis and Depreciation

56 Milliken Road was purchased in November 2014 and our federal tax basis in this property is estimated to be approximately $10.5 million. 56 Milliken Road is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.2 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

1755 Enterprise Parkway Twinsburg, OH is a 255,570 square foot warehouse and distribution center located in the greater Cleveland, Ohio area. The property is 100% leased to four tenants with direct rail access and conveniently located next to three highways.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
1755 Enterprise Parkway	Curbell Plastics, Inc.	Plastics	21,200	8.3%	1/31/2018	$4.80	$101,760	7.8%	Triple Net
1755 Enterprise Parkway	ICM Distributing Company, Inc.	Wholesale/Retail	35,066	13.7%	12/31/2018	$4.25	$149,031	11.5%	Triple Net
1755 Enterprise Parkway	Technoform Glass Insulation North America, LLC	Industrial Equipment Components	53,970	21.1%	3/31/2016	$5.20	$280,581	21. 7%	Modified Gross
1755 Enterprise Parkway	Royal Chemical Company, LTD	Chemical	145,334	56.9%	3/31/2020	$5.25	$763,280	59.0%	Triple Net
			255,570	100.0%		$5.07	$1,294,652	100.0%

Average lease term for the in place leases is 4.0 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Rentable Square Feet	Annualized Base Rent(2)	Percentage of Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available		—	0.0%	$—	0.0%	$—
2015	0	—	0.0%	$—	0.0%	$—
2016	1	53,970	21.1%	$280,581	21.7%	$5.20
2017	0	—	0.0%	—	0.0%	$—
2018	2	56,266	22.0%	$250,791	19.3%	$4.46
2019	0	—	0.0%	$—	0.0%	$—
2020	1	145,334	56.9%	$763,280	59.0%	$5.25
2021	0	—	0.0%	$—	0.0%	$—
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	4	255,570	100.0%	$1,294,652	100.0%	$5.07

1755 Enterprise Parkway Twinsburg, OH Tax Basis and Depreciation

1755 Enterprise Parkway was purchased in November 2014 and our federal tax basis in this property is estimated to be approximately $15.0 million. 1755 Enterprise Parkway is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.3 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

4 East Stow Road Marlton, NJ is a 156,634 square foot warehouse and distribution center located in the Greater Philadelphia market area. The property is 97.7% leased to three tenants, is conveniently located with access to two highways and is solar equipped providing one megawatt of power.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
4 East Stow Road	RiverTech Solutions LLC	Technology & Electronics	75,493	48.2%	6/30/2019	$4.70	$354,817	46.5%	Triple Net
4 East Stow Road	Cherry Hill Photo Enterprises, Inc.	Photography	39,950	25.5%	6/30/2021	$5.95	$237,703	31.2%	Triple Net
4 East Stow Road	MBO Binder & Co. of Americas	Paper & Printing	37,608	24.0%	7/31/2019	$4.53	$170,364	22.3%	Triple Net
4 East Stow Road	Vacant	Vacant	3,583	2.3%				0.0%
			156,634	100.0%		$4.87	$762,884	100.0%

Average lease term for the in place leases is 5.1 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Rentable Square Feet	Annualized Base Rent(2)	Percentage of Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available		3,583	2.3%	$—	0.0%	$—
2015	0	—	0.0%	$—	0.0%	$—
2016	0	—	0.0%	$—	0.0%	$—
2017	0	—	0.0%	$—	0.0%	$—
2018	0	—	0.0%	$—	0.0%	$—
2019	2	113,101	72.2%	$525,181	68.8%	$4.64
2020	0	—	0.0%	$—	0.0%	$—
2021	1	39,950	25.5%	$237,703	31.2%	$5.95
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	0	—	0.0%	$—	0.0%	$—
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	3	156,634	100.0%	$762,884	100.0%	$4.87

4 East Stow Road Marlton, NJ Tax Basis and Depreciation

4 East Stow Road was purchased in December 2014 and our federal tax basis in this property is estimated to be approximately $9.7 million. 4 East Stow Road is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.2 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

32 Dart Road Newnan, GA is a 194,800 square foot warehouse and distribution center located in the Greater Atlanta market area. The property is 100% leased to one tenant, has convenient highway access and the tenant is adding a customer training facility at the site.

Address	Tenant	Industry	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
32 Dart Road	American Driveline Systems, Inc.	Automotive	194,800	100.0%	8/31/2024	$2.55	$496,740	100.0%	Triple Net

Average lease term for the in place lease is 9.9 years as of December 31, 2014.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet(1)	Percentage of Rentable Square Feet	Annualized Base Rent(2)	Percentage of Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available		—	0.0%	$—	0.0%	$—
2015	0	—	0.0%	$—	0.0%	$—
2016	0	—	0.0%	$—	0.0%	$—
2017	0	—	0.0%	$—	0.0%	$—
2018	0	—	0.0%	$—	0.0%	$—
2019	0	—	0.0%	$—	0.0%	$—
2020	0	—	0.0%	$—	0.0%	$—
2021	0	—	0.0%	$—	0.0%	$—
2022	0	—	0.0%	$—	0.0%	$—
2023	0	—	0.0%	$—	0.0%	$—
2024	1	194,800	100.0%	$496,740	100.0%	$2.55
Thereafter	0	—	0.0%	$—	0.0%	$—
Total/Weighted Average	1	194,800	100.0%	$496,740	100.0%	$2.55

32 Dart Road Tax Basis and Depreciation

32 Dart Road was purchased in November 2014 and our federal tax basis in this property is estimated to be approximately $5.5 million. 32 Dart Road is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.1 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Joint venture Investments

As of December 31, 2014, we indirectly own, through our Operating Partnership, equity interests in two entities, one of which owns a multifamily property and another that owns a warehouse facility.

Entity	Ownership Percentage	Property Type	Location	Acquisition Date		Weighted Average Remaining Lease Terms (1)	Number of Units/Sq. Ft.	Occupancy	Annual Rental Income (2)	Annual Rental Income per Square Foot
Wynthrope Holdings LLC	51.50%	Multifamily	Riverdale (Atlanta, GA)	8	/17/2012	0.5 years	270 Units/ 292,416 sq. ft.	96.70%	$2,279,136	$7.79
TCG 5400 FIB LP	50.30%	Warehouse/ Distribution	Atlanta, GA	10	/1/2013	4.6 years	682,750 sq. ft.	100%	$2,275,404	$3.33
(1)	Remaining lease term in years as of December 31, 2014, calculated on a weighted average basis, where applicable.
(2)	Represents actual rental income (including multifamily rent concessions) through December 31, 2014. .

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

On October 1, 2013, the Company through our Operating Partnership, completed a $3.5 million investment in TCG 5400 FIB LP ("5400 FIB"), which owns a recently acquired warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21.9 million which included $15.0 million of secured debt. At the time of the investment, the Property was 100% leased. On November 15, 2013, the Company, through our Operating Partnership, completed an additional $400,000 equity investment in 5400 FIB and increased its investment to $3.9 million resulting in a 50.3% equity interest .

The Company funded the purchase price of these investments with proceeds from its original Public Offering.

Acquisition Transactions

We have entered into agreements to acquire the Acquisition Portfolio, totaling an aggregate of approximately 1,895,839 square feet leased to 14 tenants for an aggregate purchase price of approximately $79.5 million. We anticipate funding the purchase of the Acquisition Portfolio with proceeds from debt financings and the issuance of additional equity. There is however, no assurance we will obtain the financing to complete the acquisitions. Generally, all the conditions to closing contained in each of the relevant purchase agreements related to the Acquisition Transactions have been satisfied, and other than the delivery of the purchase price, we have no obligation to any seller under any such purchase agreements.

The purchase and sale agreement for the Trident Portfolio 2 requires the seller to indemnify the company and its affiliates, directors, officers, employees and partners, or the Buyer Indemnitees, against all claims, liabilities, damages and penalties as a result of a breach of any representation or warranty or any other covenant or indemnity made by the seller of the portfolio, which are collectively referred to as Losses, up to an aggregate amount of $540,000. The seller's indemnification obligations expire six months after the recording of the deed and are guaranteed by seller's parent.

The purchase and sale agreement for Parlex Place Property requires the seller to indemnify the Buyer Indemnitees against all Losses up to an aggregate amount of $220,000. The seller's indemnification obligations expire nine months after the date of recordation of the deed.

The purchase and sale agreement for the Detroit Industrial Portfolio requires the seller to indemnify the Buyer Indemnitees against all Losses up to an aggregate amount of $500,000. The seller's indemnification obligations expire nine months after the recordation of the deed.

The purchase and sale agreement for the South Bend Portfolio requires the seller to indemnify the Buyer Indemnitees against all Losses up to an aggregate $750,000. The seller's indemnification obligations expire nine months after the recordation of the deed.

Acquisition Portfolio

Metro	Address	Property Type	Percent Ownership	Year Built/ Renovated(1)	Square Footage	Occupancy(2)	Annualized Rent(3)	Percent of Acquisition Portfolio Annualized Rent	Annualized Rent/Square Foot(4)
South Bend, IN	5861 West Cleveland	Warehouse/ Distribution	100%	1994	62,550	100%	$187,650	2.6%	$3.00
South Bend, IN	5502 #1 & 2 West Brick Road	Warehouse/ Distribution	100%	1998	101,450	100%	$304,350	4.1%	$3.00
South Bend, IN	4491 North Mayflower Road	Warehouse/ Distribution	100%	2000	77,000	100%	$231,000	3.1%	$3.00
South Bend, IN	5855 West Carbonmill Drive	Warehouse/ Distribution	100%	2002	198,000	100%	$792,000	10.8%	$4.00
South Bend, IN	4955 Ameritech Drive	Warehouse/ Distribution	100%	2004	228,000	100%	$888,000	12.1%	$3.89
Boston, MA	1 Parlex Place	Light Manufacturing/Flex	100%	1968/1976/ 1982/1999	172,000	100%	$1,400,000	18.9%	$8.14
Cincinnati, OH	9180 LeSaint Rd	Warehouse /Distribution	100%	1988	124,880	100%	$403,362	5.5%	$3.23
Cincinnati, OH	3550 Symmes Road	Warehouse/ Distribution	100%	1996	301,479	58.1%	$506,299	6.9%	$1.68
Columbus, OH	1615 Georgesville Road	Warehouse /Distribution	100%	1985	96,325	100%	$312,796	4.3%	$3.25
Indianapolis, IN	8525 E 33rd	Warehouse /Distribution	100%	1978	320,000	100%	$1,013,639	13.7%	$3.17
Detroit, MI	750 Standard Parkway	Warehouse/Light Manufacturing	100%	2010	57,118	100%	$342,708	4.7%	$6.00
Detroit, MI	765 Standard Parkway	Warehouse/Light Manufacturing	100%	2011	45,320	100%	$247,000	3.4%	$5.45
Detroit, MI	23300 Haggerty Rd	Warehouse/Light Manufacturing	100%	2000	84,717	100%	$563,368	7.7%	$6.65
Detroit, MI	1857 Enterprise Dr	Warehouse/Light Manufacturing	100%	1986/2014	27,000	100%	$160,650	2.2%	$5.95
Acquisition Portfolio Totals					1,895,839	93.3%	$7,352,822	100.0%	$3.88

_____________

(1)	Renovation means significant upgrades, alterations or additions to building areas, interiors, exteriors and/or systems.
(2)	Includes both in-place and committed tenants, which we define as our tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of December 31, 2014.
(3)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2014, by (ii) 12, and then by (iii) our percentage ownership interest for such property, where applicable. On December 31, 2014, there were no rent abatements or concessions in effect that would impact cash rent.
(4)	Calculated by multiplying (i) rental payments (defined as cash rents before abatements) for [the month ended December 31, 2014], by (ii) 12, and then dividing by leased square feet for such property as of December 31, 2014
19

Description of Acquisition Portfolio

Trident Portfolio 2 is a four property portfolio with properties in Columbus, Indianapolis, and Cincinnati comprised of 842,684 square feet of warehouse and distribution space. The properties are 85.0% leased to five tenants and are conveniently located near highway access in each of their respective markets.

Average lease term for the in place leases is 5.5 years as of December 31, 2014.

The Trident Portfolio 2 Tax Basis and Depreciation

The Trident Portfolio 2 federal tax basis is estimated to be approximately $27.0 million. The Trident Portfolio 2 is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.5 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

The South Bend Portfolio is comprised of six buildings located on five properties totaling 667,000 square foot of warehouse and distribution space located in the South Bend, Indiana area. The portfolio is 100% leased to one tenant under four separate leases, but is easily convertible for multitenant use due to the number of buildings.

Average lease term for the in place lease is 6.2 years as of December 31, 2014.

The South Bend Portfolio Tax Basis and Depreciation

The South Bend Portfolio federal tax basis is estimated to be approximately $26.7 million. The South Bend Portfolio is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.5 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Detroit Industrial Portfolio consists of 214,155 square foot of warehouse and distribution center space located on four properties within the Greater Detroit, Michigan area. The properties are 100% leased to four tenants, and are located in Auburn Hills, Farmington Hills and Rochester Hills areas.

Average lease term for the in place lease is 4.8 years as of December 31, 2014.

The Detroit Industrial Portfolio federal tax basis is estimated to be approximately $14.8 million. The Detroit Industrial Portfolio is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.4 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

Parlex Place is a 172,000 square foot warehouse and distribution center located in the greater Boston, Massachusetts area. The property is 100% leased to one tenant which has been at the site since 1965.

Average lease term for the in place lease is 3.7 years as of December 31, 2014.

Methuen, MA—1 Parlex Place Tax Basis and Depreciation

1 Parlex Place federal tax basis is estimated to be approximately $11.0 million. The 1 Parlex Place is comprised of a variety of assets, some of which provide a deduction for depreciation over various periods of time and under a variety of methods (e.g. buildings—39 years, tenant improvements—15 years, leasing commission—over the life of the lease). Other assets, such as land, do not provide a deduction of depreciation. We anticipate the properties will produce a deduction of approximately $0.2 million for a full year but the amount changes as assets are added and as assets become fully depreciated.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 13, 2015, we had 1,327,859 shares of common stock outstanding held by a total of 186 stockholders. The number of stockholders is based on the records of ACS Securities Services, which serves as our transfer agent.

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

Distribution Information

We have not paid or declared any cash dividends as of December 31, 2014. We have, however, made quarterly distributions in shares of our common stock beginning with the fiscal quarter ended September 30, 2012 through the fiscal quarter ended March 31, 2014. Our ability to make cash distributions in the future will depend on our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from the Company Portfolio, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures.

In order to maintain our qualification as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax liability on our income and the 4% nondeductible excise tax. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year.

Furthermore, we anticipate that, at least initially, our distributions will exceed our then-current and then-accumulated earnings and profits for the relevant taxable year, as determined for U.S. federal income tax purposes, due to non-cash expenses, primarily depreciation and amortization charges that we expect to incur. Therefore, all or a portion of these distributions may represent a return of capital for U.S. federal income tax purposes. The extent to which our distributions exceed our current and accumulated earnings and profits may vary substantially from year to year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder's adjusted tax basis in the holder's shares and to the extent that it exceeds the holder's adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

From November 1, 2011 until May 6, 2014, we offered and sold certain shares of our common stock to investors meeting certain suitability requirements pursuant to its previous registration statement filed with the SEC (file no. 333-173048) (the “Offering”). Certain shares were offered to investors in the Offering at a price of $10.00 per share (with discounts available to certain categories of purchasers), and certain shares were offered in the Offering to participants in the distribution reinvestment plan at a price of $9.50 per share. We terminated the Offering and our distribution reinvestment plan and share redemption plan effective as of May 6, 2014.

From the commencement of the Offering through December 31, 2014, we incurred selling commissions, dealer manager fees and other organization and offering costs related to the prior initial public offering in the amounts set forth below. We paid selling commissions and dealer manager fees to our former affiliate Plymouth Real Estate Capital, LLC, or the Dealer Manager.

Type of Expense	Amount

Selling commissions and dealer manager fees	$355,050
Other organization and offering costs	1,110,932
Total expenses	$1,465,982

Our former sponsor, Plymouth Group Real Estate, LLC, incurred approximately $2,338,996 of costs on our behalf, which were repaid as of December 31, 2014.

Prior to May 6, 2014, we retained Plymouth Real Estate Investors, Inc., or the Advisor, to serve as our advisor. The Advisor was responsible for managing, operating, directing and supervising the operations and administration of our company and our assets. We retained the Dealer Manager, a member of FINRA, to act as the exclusive dealer manager for the Offering. The Advisor and the Dealer Manager were affiliates of the Sponsor. Our agreements with the Advisor and the Dealer Manager were terminated as of May 6, 2014.

In connection with our organization, on March 11, 2011, we issued 20,000 shares of our common stock to our Sponsor at a purchase price of $10.00 per share for an aggregate purchase price of $200,000. We issued these shares in a private transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

In conjunction with the termination of the Offering, our board of directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2014 and 2013.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties.

Our strategy is to invest in single and multi-tenant Class B industrial properties located primarily in secondary markets across the Eastern half of the U.S. and Texas; however, we may make opportunistic acquisitions of Class A industrial properties or industrial properties located in primary markets. We seek to generate attractive risk-adjusted returns for our stockholders through a combination of stable and increasing distributions and potential long-term appreciation in the value of our properties and our common stock.

As of December 31, 2014, we owned and operated, or had an interest in, 21 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet plus a 270 unit multifamily complex, which we refer to as the Company Portfolio. As of December 31, 2014, our portfolio of owned and operated properties, or those which we have an interest in, was approximately 99.3% leased to 50 separate tenants across 17 industry types with a weighted average remaining lease term of 4.8 years. Approximately 96.3% of the annualized base rent payments from the Company Portfolio as of December 31, 2014 was from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including, without limitation, real estate taxes, utilities, property insurance, routine maintenance and repairs and property management. We expect this lease structure will insulate us from increases in certain operating expenses and provide more predictable cash flow. Our triple-net leases are structured to generate attractive returns on a long-term basis. The leases typically have initial terms of three to ten years and generally include annual rent escalators. Therefore, our operating results will depend significantly upon the ability of our tenants to make required rental payments. We believe that the Company Portfolio will enable us to generate stable cash flows over time because of the staggered lease expiration schedule, the long-term leases and the low historical occurrence of tenants defaulting under their leases. As of December 31, 2014, leases of the Company Portfolio representing 6.3%, 6.6% and 12.2% of leasable square feet will expire in 2015, 2016 and 2017, respectively.

Factors That May Influence Future Results of Operations

Business and Strategy

Our core investment strategy is to acquire primarily Class B industrial properties predominantly in larger secondary markets across the Eastern U.S. and Texas. We expect to acquire these properties through third-party purchases and structured sale-leasebacks where we believe we can achieve high initial yields and strong ongoing cash-on-cash returns. In addition, we may make opportunistic acquisitions of Class A industrial properties or industrial properties in primary markets that offer similar return characteristics.

Our target markets are comprised primarily of larger secondary markets because we believe these markets tend to have less occupancy and rental rate volatility and less buyer competition relative to primary markets. We also believe that the systematic aggregation of such properties will result in a diversified portfolio that will produce sustainable risk-adjusted returns. Future results of operations may be affected, either positively or negatively, by our ability to effectively execute this strategy.

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties.

Occupancy Rates.    As of December 31, 2014, the Company Portfolio was approximately 99.3% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas in which our properties are located and the financial condition of tenants in our target markets.

Rental Rates.    We believe that rental rates for Class B industrial properties in our markets are just beginning to recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

Future economic downturns affecting our markets could impair our ability to renew or re-lease space, and adverse developments that affect the ability of our tenants to fulfill their lease obligations, such as tenant bankruptcies, could adversely affect our ability to maintain or increase occupancy or rental rates at our properties. Adverse developments or trends in one or more of these factors could adversely affect our rental revenue in future periods.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. The leases of the Company Portfolio scheduled to expire during the year December 31, 2015 represent approximately 6.3% of the pro forma total annualized rent for the Company Portfolio, which we believe is a stable revenue base. In the year ending December 31, 2016 through the year ending December 31, 2018, an aggregate of 28.4% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

Conditions in Our Markets

The Company Portfolio is located primarily in various secondary markets in the Eastern half of the U.S. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets are likely to affect our overall performance.

Property Expenses

Our property expenses will generally consist of utilities, real estate taxes, insurance and site repair and maintenance costs. For the majority of the Company Portfolio, rental expenses are controlled, in part, by either the triple net provisions or modified gross lease expense reimbursement provisions in tenant leases. However, the terms of our tenant leases vary and in some instances the leases may provide that we are responsible for certain rental expenses. Accordingly, our overall financial results will be impacted by the extent to which we are able to pass-through rental expenses to our tenants.

General and Administrative Expenses

Following the completion of the planned offering, we expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act. In addition, we anticipate that our staffing levels will increase from approximately ten employees as of the date of this filing to between 12 and 20 employees during the 12 to 24 months following and, as a result, our general and administrative expenses will increase further.

Critical Accounting Policies

Our discussion and analysis of our Company's historical financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period.

We believe our most critical accounting policies are accounting for purchase price allocation in accordance with ASC 805 -10 “Business Combinations,” the regular evaluation of whether the value of a real estate asset has been impaired and accounting for joint ventures. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on independent third party experts, collected historical data and current market data, and our experience to analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding impairments. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Cash

We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2014, we had not realized any losses in such cash accounts and believe that we are not exposed to any significant risk of loss.

Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012 and we believe that our organization and method of operation enable us to continue to meet the requirements for qualification and taxation as a REIT. We had no taxable income prior to electing REIT status. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2011 and thereafter.

Investments in Real Estate

We generally acquire individual properties, and, in some instances, a portfolio of properties. When we acquire individual operating properties with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, intangible assets related to above and below market leases, value of costs to obtain tenants, and other assumed assets and liabilities. We consider Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon our estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the estimated, reasonably assured lease term of the remaining in-place leases as an adjustment to "Rental revenues" or "Real estate related depreciation and amortization" depending on the nature of the intangible. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often is based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. The initial allocation of the purchase price is based on management's preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

Capitalization of Costs and Depreciation and Amortization

We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.

Real estate, including land, building and land improvements, tenant improvements, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value as discussed below in our policy with regards to impairment of long-lived assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. Our ability to estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation and amortization expense recorded and the carrying value of the underlying assets. Any change to the assets to be depreciated and the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

As discussed above in investments in real estate, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to "Rental revenues" over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to their respective revenue line items in our consolidated financial statements over the shorter of the expected life of such assets and liabilities or the remaining lease term.

Our estimate of the useful life of our assets is evaluated upon acquisition and when circumstances indicate a change in the useful life, which requires significant judgment regarding the economic obsolescence of tangible and intangible assets.

Impairment of Long-Lived Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

Components of our Results of Operations

The following is a description of the significant components of our consolidated income statements:

Revenues

Rental revenue is generated from tenants in accordance with lease provisions over the lease term. Prior to October 28, 2014, we did not have rental income from properties.

Equity Investment Income (Loss)

Equity investment income (loss) represents our proportional share of net income or loss as determined under GAAP in our investments in real estate limited partnerships or other entities. As of December 31, 2014, we had two equity investments in real estate through our Operating Partnership. The first, Wynthrope Forest, is a 270-unit, 23-building multifamily community in a suburb of Atlanta, Georgia. The second, 5400 Fulton Industrial Boulevard, is a warehouse facility, containing 682,750 square feet in Atlanta, Georgia.

Property Costs

Property costs represent the cost of operating the properties and include such costs as real estate taxes, utilities, and common area maintenance.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries for our executives and our finance, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other Company overhead costs.

Acquisition Expenses

Acquisition costs represent the legal, accounting, diligence and valuation fees in connection with the acquisition of properties.

Depreciation and Amortization

Depreciation and amortization represents the recognition of the purchase price of the acquired properties associated with the physical use of the properties. Fair market values were determined through the allocation of purchase price in accordance with Financial Accounting Standards Board ASC, 805-10 “Business Combinations”.

Interest Expense

Interest expense represents the cost of amounts borrowed under our senior secured loan, including current pay rate interest, payment in kind (PIK) interest at a weighted average rate of approximately 5.0% due at maturity, amortization of $20,000 original issue discount, a make whole payment payable at maturity, and fees incurred in the placement of the debt.

Results of Operations

Discussion of Year Ended December 31, 2014 compared to Year Ended December 31, 2013 (all amounts in thousands except share and per share amounts):

	Year Ended December 31,
	2014	2013

Rental revenue	$2,664	$—
Equity investment income (loss)	175	(589)
Total revenues	2,839	(589)

Operating expenses:
Property	604	—
Depreciation and amortization	1,642	—
General and administrative	3,302	2,883
Acquisition costs	2,773	—
Total operating expenses	8,321	2,883

Operating loss	(5,482)	(3,472)

Other income (expense):
Interest expense	(13,279)	—
Other	332	—
Total other income (expense), net	(12,947)	—

Net loss	$(18,429)	$(3,472)
Net operating income	$2,060	$—
Non-GAAP Financial Measures: EBITDA	$(3,508)	$(3,472)
FFO	$(15,720)	$(2,895)
AFFO	$(13,079)	$(2,719)

Except where specifically noted the year over year change in operations to December 31, 2014 is due to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014.

Rental Revenue: Rental revenue increased by approximately $2,664 to approximately $2,664 for the year ended December 31, 2014,

Equity Investment Income (Loss): We recognized a loss on our investment in joint ventures of approximately $(589) in 2013 due to the performance of the properties. In 2014, we recognized income in the amount of approximately $175 due to improvement in the performance of the properties.

Property Expenses: Property expenses increased by approximately $604 to approximately $604 for the year ended December 31, 2014.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $1,642 to approximately $1,642 for the year ended December 31, 2014.

General and Administrative: General and administrative expenses increased approximately $419 from $2,883 for the year ended December 31, 2013 to $3,302 for the year ended December 31, 2014. The increase is attributable primarily to compensation, and non-deferred professional fees and rent expense.

Acquisition Expenses: Acquisition expenses increased by approximately $2,773 to approximately $2,773 for the year ended December 31, 2014. Acquisition expenses also included costs for acquisitions we decided not to pursue.

Interest Expense: Interest expense increased by approximately $13,279 to $13,279 for the year ended December 31, 2014 due to the senior secured loan obtained in 2014. The components of interest are: the current pay rate interest of 7%, payment in kind (PIK) interest at weighted average rate of approximately 5% due at maturity, amortization of $20,000 discount, and a make whole payment payable at maturity.

Other Income: Other Income represents amounts received in excess of our basis for an equity investment in real estate. The investment is to be liquidated in 2015.

Net loss: Our net loss increased from approximately $3,472 for the year ended December 31, 2013 to approximately $18,429 for the year ended December 31, 2014 due to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014 including acquisition costs, depreciation and amortization expense associated with the acquisitions, and with interest expense incurred to fund the acquisitions and working capital.

Net Operating Income : Net operating income increased from -0- for the year ended December 31, 2013 to income of approximately $2,060 for the year ended December 31, 2014.

EBITDA: The EBITDA loss was approximately $3,508 for the year ended December 31, 2014 due to the acquisition costs related to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014 and general and administrative expenses. The EBITDA loss of approximately $3,472 for the year ended December 31, 2013 was due primarily to the funding of general and administrative expenses.

FFO: FFO increased from a loss of approximately $2,895 for the year ended December 31, 2013 to a loss of approximately $15,720 for the year ended December 31, 2014 due primarily to the interest expense associated with the senior secured loan of which a substantial portion of the proceeds were used to acquire 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014.

AFFO: AFFO increased from a loss of approximately $2,719 for the year ended December 31, 2013 to a loss of approximately $13,079 for the year ended December 31, 2014 due primarily to the interest expense associated with the senior secured loan, of which a substantial portion of the proceeds were used to acquire 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014.

Non-GAAP Financial Measures

We disclose NOI, EBITDA, FFO and AFFO, each of which meet the definition of "non-GAAP financial measure" set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this Annual Report on Form 10-K a statement of why management believes that presentation of these measures provides useful information to investors.

None of NOI, EBITDA, FFO or AFFO should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further NOI, EBITDA, FFO, and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

NOI

We consider NOI to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue, tenant reimbursements, management, leasing and development services revenue and other income) less property-level operating expenses including allocated overhead. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense, acquisition costs and other non-operating items.

The following is a reconciliation from reported net loss for the periods presented, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Year Ended
	December 31,
	2014	2013

Net loss	$(18,429)	$(3,472)
General and administrative	3,302	2,883
Acquisition costs	2,773	—
Interest expense	13,279	—
Depreciation and amortization	1,642	—
Other	(507)	(589)
Net operating income	$2,060	—

Net operating income consists of the following:

	Year Ended December 31,
	2014	2013

Rental revenue	$2,664	$—
Property expenses	(604)	—
Net operating income	$2,060	$—

EBITDA

We believe that EBITDA, defined as Earnings before Interest, Taxes, Depreciation and Amortization, is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. The following table sets forth a reconciliation of our EBITDA for the periods presented:

	Year Ended December 31,
	2014	2013

Net loss	$(18,429)	$(3,472)
Interest expense	13,279	—
Depreciation and amortization	1,642	—
EBITDA	$(3,508)	$(3,472)

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT, definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, depreciation and amortization of real estate assets, impairment losses and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs' FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our net income the nearest GAAP equivalent to FFO for the periods presented,:

	Year Ended December 31,
	2014	2013

Net loss	$(18,429)	$(3,472)
Adjustment for unconsolidated joint venture	1,067	577
Depreciation and amortization	1,642	—
FFO	$(15,720)	$(2,895)

AFFO

Adjusted funds from operation, or AFFO, is presented in addition to FFO calculated in accordance the standards set forth by NAREIT. AFFO is defined as FFO, excluding acquisition and transaction related costs as well as certain other costs that we consider to be non-recurring. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs as well as other non-recurring costs, we believe AFFO provides a useful supplemental measure of our operating performance because it provides a consistent comparison of our operating performance across time periods that is comparable for each type of real estate investment and is consistent with management's analysis of the operating performance of our properties.

AFFO further adjusts FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, impairment losses and non-cash equity compensation. As with FFO, our reported AFFO may not be comparable to other REITs' AFFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our FFO to AFFO for the periods presented:

	Year Ended December 31,
	2014	2013

FFO	$(15,720)	$(2,895)
Amortization of above or below market lease	(52)	—
Acquisition costs	2,773	—
Stock Based Compensation	—	176
Straight line rent	(80)	—
AFFO	$(13,079)	$(2,719)

Liquidity and Capital Resources

We derived the capital required to purchase and originate our real estate-related investments and conduct our operations from the proceeds of our prior Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, we entered into a senior secured loan agreement with third party investment entities. The senior secured loan provides for secured loans in an aggregate amount up to $192,000, with cash funding through December 31, 2014 in the amount of $165,000 and $20,000 of original issue discount. Our operating partnership used $155,000 of the net proceeds of the funding to acquire 20 industrial properties in Chicago, Columbus, Memphis, Cleveland, Cincinnati, Atlanta, Portland (ME), and Marlton (NJ), totaling four million square feet, and additional net proceeds utilized to repay existing indebtedness (our secured working capital loan), to pay fees and expenses and for working capital purposes.

The loans under the senior secured loan bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The loans mature on April 28, 2015, subject to our operating partnership’s option, subject to certain conditions, to extend the maturity date to October 28, 2015. We have the option to prepay the loans, subject to a make-whole premium in the event the loans are prepaid. The borrowings under the senior secured loan agreement are secured by first lien mortgages on all of the properties in the Existing Portfolio and pledges of equity interests in our operating partnership and its wholly-owned subsidiaries. Our operating partnership’s obligations under the senior secured loan agreement are also guaranteed by the company and each of our operating partnership’s subsidiaries.

The senior secured loan contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The senior secured loan contains financial covenants that require the maintenance of a fixed charge coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income, $12,200. The senior secured loan agreement is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of the our company as defined in the senior secured loan agreement. As of December 31, 2014 we were in compliance with all covenants under the senior secured loan. As of December 31, 2014, we had an accumulated deficit of approximately $24,854 and had limited amounts of available liquidity evidenced by our cash position of $4,974. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

Our ability to meet our working capital needs and repay our borrowings under our senior secured loan agreement is dependent on our ability to secure additional debt financing or issue additional equity. There is no assurance, however, that those forms of capital will be available to us, or on terms acceptable to us. In the event, those sources of capital are not available to us, we would seek an extension on the maturity of our senior secured loan agreement, although there can be no assurance that such an extension would be provided or provided on terms acceptable to us. These conditions raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our principal demands for cash are for acquisition costs, including the purchase price of the assets we acquire, improvement costs, the payment of our operating and administrative expenses and distributions to our stockholders. Generally, we will fund our planned acquisitions from additional debt financing or issue additional equity. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units issued by our Operating Partnership.

In summary, our cash flows were:

	December 31,	December 31,
	2014	2013
Net cash used in operating activities	$(5,305)	$(2,924)
Net cash used in investing activities	$(152,750)	$(3,778)
Net cash provided by financing activities	$162,763	$6,794

Operating Activities: Net cash used in operating activities was approximately $5,305 during the year ended December 31, 2014 and $2,924 for the year ended December 31, 2013. In 2014, we acquired 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014. Our net loss increased significantly from $3,472 in 2013 to $18,429 in 2014, however, cash used in operating activities remained consistent due the fact that the 2014 loss included approximately $11,293 of non-cash interest charges, and approximately $1,587 of depreciation and amortization expense. The Company also experienced an increase of approximately $1,312 of accrued expenses compared to a decrease of approximately $141 in 2013.

Investing Activities: Investing activities for the year ended December 31, 2014 increased significantly due to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet for approximately $154,437 during the fourth quarter of 2014.

Financing Activities: For the year ended December 31, 2014, we borrowed approximately $165,000 under our Senior Secured Loan, due in April 2015, which we can automatically renew through October 2015 assuming there are no events of default. We raised an additional $1,135 related to our prior public offering that was terminated in early 2014. We incurred approximately $2,845 of deferred financing costs associated with the senior secured loan. Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the public market on the New York Stock Exchange. The complete document and any amendments thereto, the most recent filed as of February 5, 2015, are on file with the SEC. There is no assurance we will complete the offering. The Company has incurred $872 of Deferred Offering Costs during the year ended December 31, 2014.

At December 31, 2014, the Company had cash of $4,974 with obligations outstanding under the senior secured loan, and no obligations to fund capital in the existing investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

The Company has evaluated all ASUs released by the FASB through the date the financial statements were issued and determined that the following ASU applies to the Company.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

In connection with the preparation of this Form 10-K, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. As described below, management previously had identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As noted below significant improvement was made during 2014 however, management has determined that additional improvement is necessary. As a result our management has concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached in the review as December 31, 2014. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2014 that persist are as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support stand-alone external financial reporting under SEC requirements.

(c)  Remediation

In order to remediate this deficiency, the Company has taken a number of actions throughout the course of the year, including:

•	Hiring an adequately qualified CFO
•	Hiring an adequately qualified VP of Accounting
•	Use of third-party financial consultants as needed for specific GAAP and SEC-related requirements

Based on an evaluation of the controls in place at December 31, 2014 management has concluded that significant improvements were made during the year. To address the continued growth anticipated in 2015, the Company will be required to continue to add personnel to appropriately address the control environment and ensure timely and accurate financial reporting.

We intend to implement changes to strengthen our internal controls. We are in the process of developing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2015. The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve their financial reporting system.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2015, in connection with our 2015 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2015, in connection with our 2015 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2015, in connection with our 2015 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2015, in connection with our 2015 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2015, in connection with our 2015 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

See Index to Consolidated Financial Statements set forth on page F-1 of this Form 10-K as filed as part of this Annual Report on Form 10-K.

(b)  Financial Statement Schedule

Financial Statement Schedule III as listed in the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

(c) Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT LIST

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc.
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on September 10, 2014)
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP
10.2	Plymouth Industrial REIT, Inc. and Plymouth Industrial OP LP 2014 Incentive Award Plan
10.3	Employment Agreement with Jeffrey E. Witherell, dated as of September 10, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on November 3, 2014)
10.4	Employment Agreement with Pendleton P. White, Jr., dated as of September 10, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on November 3, 2014)
10.5	Employment Agreement with Daniel C. Wright, dated as of September 10, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on November 3, 2014)
10.6	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers
10.7	Loan Agreement, dated as of October 28, 2014 by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP, the Property Guarantors, and each lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on November 3, 2014)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Plymouth Industrial REIT, Inc.

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated income statements, changes in stockholders’ equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule on page F-20. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plymouth Industrial REIT, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, stockholders’ deficit, and debt obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

Marcum llp

Needham, Massachusetts
March 13, 2015

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013
Assets
Real estate properties	$138,112	$—
Less Accumulated Depreciation	(1,004)	—
Real estate properties, net	137,108	—
Investments in real estate joint ventures	3,722	4,831
Cash	4,974	266
Restricted cash	744	—
Deferred lease intangibles, net	19,424	—
Deferred financing costs, net	1,832
Other assets	1,724	102
Total assets	$169,528	$5,199

Liabilities and stockholders' equity
Liabilities:
Senior debt, net of discount	$173,627	—
Deferred interest	1,653	—
Accounts payable, accrued expenses and other liabilities	4,149	240
Deferred lease intangibles- below market leases, net	2,473	—
Total liabilities:	181,902	240

Commitments and Contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, par value $0.01 par value; 100,000,000 shares authorized at December 31, 2014 and 10,000,000 shares authorized at December 31, 2013; none issued or outstanding	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized at December 31, 2014 and 1,000,000,000 shares authorized at December 31, 2013; 1,327,859 and 1,192,695 shares issued and outstanding respectively	13	12
Additional paid in capital	12,467	11,182
Accumulated deficit	(24,854)	(6,235)
Total stockholders' equity (deficit)	(12,374)	4,959
Total liabilities and stockholders' equity (deficit)	$169,528	$5,199

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2014	2013

Rental revenue	$2,664	$—
Equity investment income (loss)	175	(589)
Total revenues	2,839	(589)

Operating expenses:
Property	604	—
Depreciation and amortization	1,642	—
General and administrative	3,302	2,883
Acquisition costs	2,773	—
Total operating expenses	8,321	2,883

Operating loss	(5,482)	(3,472)

Other income (expense):
Interest expense	(13,279)	—
Other	332	—
Total other expenses, net	(12,947)	—

Net loss	$(18,429)	$(3,472)

Weighted-average common shares basic and diluted	1,298,642	681,631
Net loss per share--basic and diluted	$(14.19)	$(5.09)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2013	367,841	$4	$3,621	$(2,213)	$1,412
Issuance of common stock for cash, net of share issuance costs of $191	698,550	7	6,787	—	6,794
Stock-based compensation expense	22,500	—	225	—	225
Stock dividends	54,944	1	549	(550)	—
Issuance of common stock for volume discount	19,286	—	—	—	—
Issuance of common stock for origination fees, net of share issuance costs of $295	29,574	—	—	—	—
Net loss	—	—	—	(3,472)	(3,472)
Balance, December 31, 2013	1,192,695	12	11,182	(6,235)	4,959
Stock dividends	19,087	—	190	(190)
Issuance of common stock for cash, net of share issuance costs of $39	114,010	1	1,095	—	1,096
Issuance of common stock for volume discount	2,067	—	—	—	—
Net loss	—	—	—	(18,429)	(18,429)
Balance, December 31, 2014	1,327,859	$13	$12,467	$(24,854)	$(12,374)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2014	2013

Operating activities
Net loss	$(18,429)	$(3,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,587	—
Equity investment (income) loss	(175)	589
Other	(332)	—
Stock-based compensation expense	—	176
Accretion of interest and amortization of deferred financing costs	9,640	—
Changes in operating assets and liabilities:
Other assets	(561)	(76)
Deferred interest	1,653	—
Accounts payable, accrued expenses and other liabilities	1,312	(141)
Net cash used in operating activities	(5,305)	(2,924)

Investing activities
Investment in real estate joint ventures	—	(3,900)
Acquisition of properties	(154,003)	—
Construction in process	(215)	—
Distributions from investment in real estate joint ventures	1,468	122
Net cash used in investing activities	(152,750)	(3,778)

Financing activities
Proceeds from issuance of common stock, net of offering costs	1,096	6,794
Proceeds from issuance of senior debt	165,000	—
Proceeds from secured line of credit	2,000	—
Payments on secured line of credit	(2,000)	—
Deferred financing costs	(2,845)	—
Deferred offering costs	(488)	—
Net cash provided by financing activities	162,763	6,794

Net increase in cash	4,708	92
Cash at beginning of year	266	174
Cash at end of year	$4,974	$266

Non-cash Investing and Financing Activities:
Common stock distributed or distributable as dividends	$190	$550
Payment of accrued directors’ fees with common stock	$—	$49
Deferred offering costs in accounts payable, accrued expenses and other liabilities	$384	$—
Accrued distributions from real estate joint ventures	$148	$—
Accrued costs for acquisition of properties	$434	$—
Supplemental cash flow disclosures:
Interest paid	$1,986	$—

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1)  Business and Liquidity

Business

Plymouth Industrial REIT, Inc., formerly known as Plymouth Opportunity REIT, Inc., is a Maryland corporation formed on March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company is focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the Eastern half of the U.S. and Texas. Prior to May 6, 2014, the Company had retained Plymouth Real Estate Investors, Inc. (the “Advisor”), an affiliate of Plymouth Group Real Estate, LLC (the Sponsor), to serve as its advisor for managing, operating, directing and supervising the operations and administration of the Company and its assets. The advisory agreement was terminated on May 6, 2014.

All references to “the Company” refer to Plymouth Industrial REIT, Inc. and its subsidiaries, collectively, unless the context otherwise requires.  Our subsidiaries consist principally of our Operating Partnership, a wholly owned subsidiary, Plymouth Industrial OP, LP (the “Operating Partnership"), and special purpose wholly-owned subsidiaries of our Operating Partnership for each of the acquired properties discussed in Note 3.

The Company has operated in a manner that will allow it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through an Operating Partnership.

Liquidity and Going Concern

As of December 31, 2014, the Company had an accumulated deficit of approximately $24,854 and had limited amounts of available liquidity evidenced by our cash position of $4,974. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

The Company derives the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our prior offering, from secured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, the Company entered into a loan agreement (the “Senior Loan”) with third party investment entities. The Senior Loan as described in Note (8) provides for secured loans in an aggregate amount up to $192,000, with cash funding amounts through December 31, 2014 of $165,000 and $20,000 of original issue discount. The Company used $155,000 of the net proceeds to acquire 20 industrial properties in Chicago, Columbus, Memphis, Cleveland, Cincinnati, Atlanta, Portland (ME), and Marlton (NJ), totaling approximately four million square feet, and additional net proceeds were utilized to repay existing indebtedness (the secured working capital loan), to pay fees and expenses and for working capital purposes.

The loans bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The loans mature on April 28, 2015, subject to the Company’s option, subject to certain conditions, to extend the maturity date to October 28, 2015. The Company’s obligations under the Senior Loan are also guaranteed by Plymouth Industrial REIT, Inc. and each of our Operating Partnership’s subsidiaries.

Effective June 16, 2004, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the publicly traded market on the New York Stock Exchange, and subsequently, amendments thereto, the most recent filed as of February 5, 2015.

The Company’s ability to meet its working capital needs and repay its borrowings under the Senior Loan is dependent on its ability to issue additional equity or secure additional debt financing. There is no assurance, however, that additional debt or other forms of capital will be available to the Company, or on terms acceptable to the Company. In the event, those sources of capital are not available to the Company, it would seek an extension on the maturity of the Senior Loan, although there can be no assurance that such an extension would be provided or provided on terms acceptable to the Company.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements of the accounts of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company’s financial position and results of operations. The consolidated financial statements include the accounts of the Company on a consolidated basis for its wholly owned subsidiaries.

Equity Method of Accounting

The Company accounts for our 51.5 % interest in Colony Hills Capital Residential II, LLC and our 50.3% interest in 5400 FIB LP under the equity method of accounting as the Company does not control but has the ability to exercise significant influence on these entities. Under the equity method of accounting, the Company recognizes our proportional share of net income or loss as determined under GAAP in our results of operations.

The Company’s policy is to consolidate all entities that are wholly owned and those in which it owns less than 100% but controls, as well as any variable interest entities in which it is the primary beneficiary. The Company evaluates its ability to control an entity and whether the entity is a variable interest entity and the Company is the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with the tax year ending December 31, 2012. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four tax years following the year during which qualification is lost, unless it is able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect the net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company files income tax returns in the U.S federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2011 and thereafter.

To the extent the Company does not utilize the full amount of the annual federal tax basis net operating loss (NOL) limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise. The Company’s NOL of approximately $14,960 in 2014, $3,019 in 2013, and $1,889 in 2012, expire in the years 2034, 2033, and 2032, respectively.

The Company’s net tax basis of real estate amounted to $157,378.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding impairments. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Risks and Uncertainties

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should the Company experience a significant decline in operational performance, it may affect the Company's ability to make distributions to its shareholders, service debt, or meet other financial obligations.

Segments

The Company has one reportable segment–industrial properties.  These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition and Tenant Receivables

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2014 and 2013 the Company did not recognize an allowance for doubtful accounts.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2014 and 2013. The Company maintains cash and restricted cash representing tenant security deposits, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2014, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

Financial Instruments

The Company estimates that the carrying value of cash, restricted cash, senior debt, and deferred interest approximate their fair values based on their short-term maturity and prevailing interest rates.

Deferred Offering Costs

Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the public market on the New York Stock Exchange, and subsequently amendments thereto, the most recent filed as of February 5, 2015.

The Company has incurred certain costs related to the proposed offering, which consist of professional fees and estimated printing costs incurred during the year ended December 31, 2014. These costs will be charged to stockholders’ equity (deficit) upon the completion of the proposed offering or charged to expense if the proposed offering is not completed. Deferred offering costs amounted to $872 at December 31, 2014 and are included in other assets in the accompanying consolidated balance sheet at December 31, 2014. There were no deferred offering costs incurred for the year ended December 31, 2013.

Business Combinations

In accordance with Financial Accounting Standards Board, (FASB), ASC 805-10 "Business Combinations", the assets and liabilities acquired are recorded at their fair values as of the acquisition date. Acquisition related costs are recognized as expense in the periods in which incurred.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, the allocation of those cash flows to identifiable intangible assets, and in determining the estimated fair value for assets acquired and liabilities assumed. The amounts allocated to lease intangibles (leases in place, leasing commissions, tenant relationships, and above and below market leases) are based on management’s estimates and assumptions, as well as other information compiled by management, including independent third party analysis and market data and are generally amortized over the remaining life of the related leases excluding renewal options, except in the case of below market fixed rate rent amounts, which are amortized over the applicable renewal period.

Depreciation

Depreciation of buildings and other improvements is computed using the straight-line method over the estimated remaining useful lives of the acquired assets, which generally range from 11 to 34 years for buildings and 3 to 13 years for site improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.

Amortization of Deferred Lease Intangibles - Assets and Liabilities

Deferred Lease Intangible assets consist of leases in place, leasing commissions, tenant relationships, and above market leases. Deferred Lease Intangible liabilities represent below market leases. These intangibles have been recorded at their fair market value in connection with the acquisition of properties in 2014. Intangible assets are generally amortized over the remaining life of the related leases excluding renewal options, except in the case of below market fixed rate rent amounts, which are amortized over the applicable renewal period.

Impairment of Long-Lived Assets

The Company assesses the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, the Company considers current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. The Company has determined there is no impairment of value of long lived assets.

Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt instrument on a straight line basis which approximates the effective interest method. Amortization of this expense is included in interest expense in the consolidated income statements. At December 31, 2014, gross deferred financing costs amounted to $2,845 and accumulated amortization amounted to $1,013 for a net amount of $1,832. Amortization of deferred financing costs, included in interest expense, was $1,013 in 2014. There were no deferred financing costs incurred in 2013.

Discount on Borrowings

Original issue discount on the Company’s debt amounted to $20,000 during the year ended December 31, 2014 and is recorded as a reduction of debt. The amount is amortized from the date the borrowings were obtained through the maturity date of April 28, 2015 on a straight line basis which approximates the effective interest method. Amortization of the amount is included in interest expense and amounted to $7,123 in 2014 and is accreted to the Senior Loan. There was no original issue discount incurred in 2013.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Earnings per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each year, which is also presented on the consolidated income statements . Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The Company has not granted any stock options or stock-based awards under the 2014 Incentive Award Plan.

Reclassifications

Certain reclassifications have been made in the 2013 consolidated financial statements to conform to the 2014 presentation.

Recent Accounting Pronouncements

The Company has evaluated all ASUs released by the FASB through the date the financial statements were issued and determined that the following ASU applies to the Company.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures.

(3)  Business Combinations

The Company made the following business combinations in 2014:

October 2014 Acquisitions

In October 2014, the Company, through subsidiaries of its Operating Partnership, completed the acquisition of 13 industrial properties located in Illinois, Ohio and Tennessee. The properties consist of an aggregate of approximately 2,625,400 rentable square feet and were acquired for an aggregate purchase price of approximately $95,600. The properties included the following:

Garrity Malkin Portfolio

This portfolio consists of four industrial properties located in Columbus, Ohio and Memphis, Tennessee. The properties consist of six industrial buildings with approximately 633,700 rentable square feet and are approximately 97% leased under triple net leases.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Venture One Portfolio

This portfolio consists of six industrial properties located in the Chicago, Illinois metropolitan area. The properties consist of six industrial buildings with approximately 486,200 rentable square feet and are 100% leased under triple net and modified gross leases.

Pier-One Property

This industrial property is located in Columbus, Ohio, has approximately 527,100 rentable square feet and is 100% leased under triple net leases.

Creekside Property

This industrial property is located in Columbus, Ohio, has approximately 340,000 rentable square feet and is 100% leased under triple net leases.

Perseus Property

This industrial property is located in Jackson, Tennessee, has approximately 638,400 rentable square feet and is 100% leased under triple net leases.

November 2014 Acquisitions

In November 2014, the Company, through subsidiaries of its Operating Partnership, completed the acquisition of six industrial properties located in Georgia, Kentucky, Maine and Ohio. The properties consist of an aggregate of approximately 1,226,996 rentable square feet and were acquired for an aggregate purchase price of approximately $49,700. The properties included the following:

TCG/Trident Portfolio

This portfolio consists of three industrial properties located in the Cincinnati, Ohio metropolitan area and Florence, Kentucky. The properties consist of three industrial buildings with an aggregate of approximately 576,801 rentable square feet and are 100% leased under triple net leases.

Dart Road Property

This industrial property is located in Newnan, Georgia, has approximately 194,000 rentable square feet and is 100% leased under triple net leases.

Milliken Street Property

This industrial property is located in Portland, Maine, has approximately 200,625 rentable square feet and is 100% leased under triple net leases.

1755 Enterprise Property

This industrial property is located in Twinsburg, Ohio, has approximately 255,570 rentable square feet and is 100% leased under triple net leases.

December 2014 Acquisition

In December 2014, the Company, through a subsidiary of its Operating Partnership, acquired a light industrial property located at 4 East Stow Road in Marlton, New Jersey. The property consists of approximately 156,642 rentable square feet and was acquired for a purchase price of $9,700.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The allocation of purchase price in accordance with Financial Accounting Standards Board, (FASB), ASC 805-10 "Business Combinations,” of the assets and liabilities acquired at their fair values as of the acquisition date is as follows:

Purchase price allocation:	Garrity Malkin Portfolio	Venture One	Pier One	Creekside	Perseus	Trident Portfolio	32 Dart Road	56 Milliken Street	1755 Enterprise	4 East Stow Road	Total

Real estate properties:
Land	$2,267	$5,081	$1,488	$1,203	$928	$2,420	$256	$1,418	$1,411	$1,579	18,051
Building	15,146	18,821	15,790	9,072	9,575	13,188	4,346	6,451	11,163	5,878	109,430
Site improvements	1,868	1,958	940	530	867	988	108	962	1,119	1,076	10,416

Total real estate properties	19,281	25,860	18,218	10,805	11,370	16,596	4,710	8,831	13,693	8,533	137,897

Deferred lease intangibles:
Above market lease	279	114	—	—	—	257	56	186	—	230	1,122
Lease in place	1,815	2,529	1,921	903	1,570	1,950	454	1,052	1,266	829	14,289
Tenant relationships	211	229	71	234	520	202	153	243	91	114	2,068
Leasing commission	251	390	80	229	776	199	127	188	166	200	2,606
Total deferred lease intangibles	2,556	3,262	2,072	1,366	2,866	2,608	790	1,669	1,523	1,373	20,085

Deferred lease Intangibles - below market leases	(137)	(188)	(290)	(671)	(336)	(504)	—	—	(216)	(206)	(2,548)

Totals	$21,700	28,934	20,000	11,500	13,900	18,700	5,500	10,500	15,000	9,700	155,434

The above real estate investment of $155,434 is recorded net of acquired other assets of $41, assumed accounts payable, accrued expenses, and other liabilities of $1,038, and a non-cash adjustment to the carrying value of the properties of $434, for a total cash purchase price of $154,003.

The operating results for each of the acquisitions are included in the consolidated results of operations from the respective dates of acquisition. The following table presents consolidated unaudited pro forma information as if the acquisitions had occurred on January 1, 2013:

	2014	2013

Revenues	$18,467	$17,643
Net loss	$(50,643)	$(47,434)

The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense related to the intangible assets, and interest expense associated with the borrowings to fund the acquisitions.

These acquired businesses contributed total revenues of $2,664 in 2014. The Company has concluded it is impractical to determine the acquired businesses’ impact on net loss for 2014 due to the inability to segregate certain costs related to integration of the properties acquired into the Company.

The allocation of the purchase price consideration is based on preliminary estimates of fair value; such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Real Estate Properties

Real estate properties consisted of the following at December 31, 2014:

Land	$18,051
Buildings	109,430
Site improvements	10,416
Construction in process	215
138,112
Less accumulated depreciation	(1,004)
Real estate properties	$137,108

There were no real estate properties at December 31, 2013.

Depreciation expense was $1,004 in 2014.

(5) Deferred Lease Intangibles

Deferred Lease Intangible assets consisted of the following at December 31, 2014:

Above market lease	$1,122
Lease in place	14,289
Tenant relationships	2,068
Leasing commission	2,606
20,085
Less Accumulated amortization	(661)
Deferred Lease Intangibles	$19,424

Deferred Lease Intangibles - Below Market Leases at December 31, 2014 were:

Below market leases	$2,548
Less accumulated amortization	(75)
Deferred Lease Intangibles	$2,473

There were no deferred lease intangibles at December 31, 2013

Amortization of above and below market leases was recorded as an adjustment to revenues and amounted to $52 in 2014. Amortization of all other deferred lease intangibles has been included in depreciation and amortization in the accompanying consolidated income statements and amounted to $638 in 2014.

Projected amortization of deferred lease intangibles for the next five years as of December 31, 2014 is as follows:

Years Ending December 31,
2015	$4,283
2016	3,790
2017	3,282
2018	2,552
2019	1,745

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Investments in Real Estate Joint Ventures

The Company, through its Operating Partnership, has the following investment in joint ventures, which are accounted for on the equity method of accounting based on significant influence over the entities and lack of control over the entities:

•	A 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC, for $1,250. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. The property was 93.3% occupied at the time of acquisition, with a majority of leases ranging from one year or longer.

•	A 50.3% interest in TCG 5400 FIB LP ("5400 FIB"), which was obtained in October and November of 2013 for a total of $3,900. 5400 FIB owns a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21,900 which included $15,000 of secured debt. At the time of the investment, the Property was 100% leased.

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

On November 24, 2014, as described in Note (3), the Company acquired a 100% fee simple interest in the real property assets of the TCG Cincinnati DRE LP (the “Partnership”), which the Company, through its Operating Partnership, held a 12.3% limited partnership interest acquired in 2012, and accounted for on the equity method as at December 31, 2013. The Partnership owned three Class B industrial buildings comprised of approximately 576,801 square feet located in the Greater Cincinnati area. At December 31, 2014, the Company has included the amount due for its Partnership interest, $22, in Other assets since the Partnership will be liquidated in 2015 and no longer holds any remaining real property.

The Company recorded income (loss) from its investments in real estate joint ventures in the amounts of $175 in 2014 and $(589) in 2013, respectively. Distributions amounted to $1,468 in 2014 and $122 in 2013.

A condensed summary of the financial position of the real estate joint ventures is as follows:

	December 31,
	2014	2013

Assets:
Real estate properties, at historical cost	$38,262	$45,644
Other assets	517	8,467
Total assets	$38,779	$54,111
Liabilities:
Mortgage payable	25,053	34,261
Other liabilities	3,399	7,067
Total liabilities	28,452	41,328
Equity	10,327	12,783
Total liabilities and equity	$38,779	$54,111

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

A condensed summary of results of operations of the real estate joint ventures is as follows:

	2014	2013

Revenues	$8,465	$5,967
Gain on sale of real estate	5,845	—
Expenses	(8,521)	(6,520)
Net income (loss)	$5,789	$(553)

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

(7) Future Minimum Rental Receipts Under Non-Cancellable Leases

The following schedule indicates approximate future minimum rental receipts due under non-cancellable operating leases for real estate properties, by year, as of December 31, 2014:

Year ending December 31,	Future Minimum Rental Receipts

2015	$13,491
2016	$12,966
2017	$12,347
2018	$10,461
2019	$8,033
Thereafter	$10,123

Total Minimum Rental Receipts	$67,421

(8) Senior Debt

On October 28, 2014, the Company, its Operating Partnership and certain subsidiaries of its Operating Partnership have entered into a senior secured loan agreement (Senior Loan) with investment entities, or the Funds, managed by Senator Investment Group LP. The Senior Loan was a $192,000 facility with $71,000 designated as Tranche A, $101,000 designated as Tranche B and $20,000 designated as Tranche C and the deemed original issue discount.

The Company borrowed $69,200 under Tranche A and $95,800 under Tranche B for a total of $165,000. At December 31, 2014, there was $165,000 of indebtedness outstanding under the Senior Loan and $20,000 of original issue discount, which is being accreted over the term of the Senior Loan, and PIK is also accreted to debt. Accordingly, there was $173,627, net of $12,877 of unamortized original issue discount, and deferred interest payable of $1,653, outstanding at December 31, 2014.

The Senior Loan matures on April 28, 2015, subject to our Operating Partnership’s option, and certain other conditions, to extend the maturity date to October 28, 2015.

The proceeds from the borrowings were used to fund the acquisitions discussed in note 3 as well as repay the Company’s previous secured line of credit, and fund working capital. The relevant terms of the borrowing arrangement are as follows:

•	The borrowings under the Senior Loan bear interest at a current pay rate equal to 7% annum. The Company is current on its interest payments.
•	The borrowings under the Senior Loan were made in tranches and also accrue payment-in-kind (PIK) interest at an annual rate of 3% compounded monthly on Tranche A amounts, and at an annual rate of 8% compounded monthly on Tranche B and C amounts. The weighted average of PIK interest was approximately 5% at December 31, 2014. PIK interest amounted to $1,504 at December 31, 2014 and is included in debt in the accompanying consolidated balance sheet. All PIK amounts are due at maturity.
F-16

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

•	The Company has the option to prepay the loans. With respect to any prepayment or repayment of (a) Tranche A, a make-whole fee in an amount equal to two percent (2%) of the outstanding balance of Tranche A if such prepayment or repayment occurs on or prior to April 28, 2015 and four percent (4%) thereafter will be payable; (b) Tranche B, a make-whole fee in an amount equal to four percent (4%) of the outstanding balance of Tranche B if such prepayment or repayment occurs on or prior to April 28, 2015, and five percent (5%) thereafter will be payable; and (c) Tranche C (the original issue discount) on or after an event of default, a make whole fee in an amount equal to four percent (4%) of the outstanding balance of Tranche C if such prepayment or repayment occurs on or prior to April 28, 2015 (without giving effect to any Extension), and five percent (5%) thereafter will be payable. The Company has accrued the make-whole fees due upon the maturity of the Senior Loan on April 28, 2015 on the straight line basis which approximates the effective interest rate. The amount of make whole fees accrued at December 31, 2014 was $1,653 and is included in deferred interest in the accompanying consolidated balance sheets.
•	The borrowings under the Senior Loan are secured by first lien mortgages on all of the Company’s existing properties and pledges of equity interests in the Operating Partnership.
•	The obligations under the Senior Loan are guaranteed by the Company.
•	The Senior Loan contains affirmative and negative covenants, which include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements.
•	The Senior Loan contains financial covenants that require the maintenance of a minimum debt service coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income of not less than $12,200.
•	The Senior Loan is subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement.

At December 31, 2014, the Company is in compliance with all covenants under the Senior Loan.

The Company had a secured line of credit that allowed for borrowings of up to $2,000 that was terminated in 2014 in connection with the Senior Loan. The Company had borrowed $2,000 under the secured line of credit arrangement in 2014, all of which was repaid.

(9)  Stockholders’ Equity

Preferred Stock

The Company’s amended and resated charter authorizes the Company to issue up to 100,000,000 shares of its $0.01 par value preferred stock as of December 31, 2014. There were 10,000,000 shares authorized as of December 31, 2013. As of December 31, 2014 and 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company at December 31, 2014 has 900,000,000 shares of authorized common stock at $0.01 par value and 1,000,000,000 shares authorized as of December, 31, 2013, of which 1,327,859 and 1,192,695 were issued and outstanding at December 31, 2014 and 2013 respectively, including stock dividends.

Common stockholders have full voting rights and are entitled to one vote per share held and are entitled to receive dividends when and if declared.

The Company raised gross proceeds of approximately $11,581 in connection with its previous public offering, which commenced on November 1, 2011 and was terminated on May 6, 2014. The Company retained Plymouth Real Estate Capital, LLC (the “Dealer Manager”), which was also an affiliate of the Company and a member of FINRA, to act as the exclusive Dealer Manager for its previous public offering. The agreement with the Dealer Manager was terminated as of May 6, 2014. In conjunction with the termination of the previous public offering, our Board of Directors also voted to terminate our distribution reinvestment plan and our share redemption plan effective May 6, 2014.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Distributions

The Company’s Board of Directors declared a stock distribution of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on March 31, 2014 and was issued on April 15, 2014.

2014 Incentive Award Plan

In April 2014, the Company’s Board of Directors adopted, and in June 2014 the Company’s stockholders approved, the 2014 Incentive Award Plan, or Plan, under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The aggregate number of shares of our common stock and/or LTIP units of partnership interest in our Operating Partnership, or LTIP units that are available for issuance under awards granted pursuant to the Plan is 750,000 shares/LTIP units. Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. However, the following shares/LTIP units may not be used again for grant under the Plan: (1) shares/LTIP units tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right, or SAR, that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options. The maximum number of shares that may be issued under the Plan upon the exercise of incentive stock options is 750,000.

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards.

No awards have been granted to date under the Plan.

(10) Commitments

Operating Leases

The Company leases space for its corporate office under the terms of a sub-lease. Rental expense for operating leases, including common-area maintenance, was $331 in 2014 and $199 in 2013. Future amounts of minimum future annual rental commitments under the operating lease as of December 31, 2014 were $284 for 2015 and $189 for 2016.

Employment Agreements

On September 10, 2014, the Company entered into employment agreements with Jeffrey E. Witherell, the Company’s Chief Executive Officer, Pendleton P. White, Jr., the Company’s President and Chief Investment Officer, and Daniel C. Wright, the Company’s Executive Vice President and Chief Financial Officer. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $200 to $300 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

(11) Related Party Transactions

The Company was party to an advisory agreement dated July 27, 2011 with its Advisor which entitled its Advisor to specified fees upon the provision of certain services with regard to the Offering and investment of funds in real estate and real estate related investments, among other services, as well as reimbursement for organization and offering costs incurred by its Advisor on behalf of the Company and certain costs incurred by its Advisor and its affiliates in providing services to the Company. The advisory agreement was terminated as of May 6, 2014 and no consideration was paid to the Advisor as a result of the termination. The fees the Company incurred prior to termination under the advisory agreement are as follows:

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs incurred from inception to December 31, 2014 were $1,111. Reimbursement of organization and offering costs to the Advisor were $26 in 2014 and $379 in 2013. At December 31, 2014 all costs have been reimbursed.

Asset Management Fee	Total asset management fees paid to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred were $20 in 2014 and $27 in 2013

Common Stock	Common Stock issuable upon occurrence of certain events were to be paid to the Sponsor as an origination fee equal to 3% of the equity funded to acquire the investments. 29,574 shares of Common Stock were issued in 2013; there were none issued in 2014.

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

From inception to December 31, 2014 the Company reimbursed various operating expenses of $1,228. Reimbursements to the Advisor were none in 2014 and $542 in 2013.

At December 31, 2013, $14 was due from the Dealer Manager for costs reimbursable under the Expense Sharing Agreement signed August 1, 2012. This amount was collected in 2014.

The Company also incurred $39 in 2014 and $192 in 2013 in commissions and dealer manager fees owed to the Dealer Manager related to the issuance of common stock.

Colony Hills Capital, LLC who is a member of Colony Hills Capital Residential II, LLC, which is the entity the Company holds is 51.5% interest in, is also a shareholder of the Company.

(12)  Acquisition Transactions Pending

We have entered into agreements to acquire in a series of four transactions, fourteen properties totaling approximately 1,895,839 square feet, for a purchase price of $79,500. We anticipate funding these acquisitions with proceeds from additional debt financing or issuance of additional equity. There is no assurance we will obtain financing for the acquisitions.

(13)  Retirement Plan

The Company in December, 2014 funded individual SEP IRA retirement accounts for all employees. The contribution was a percentage of salary paid for the year and the total amount of $123 is included in General and Administrative expense. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund in future years.

Financial Statement Schedule

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2014 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (2)	Building Depreciation Life- Years

Chicago, IL	3940 Stern Avenue	(1)	$ 1,156	$ 5,141	-	$ 1,156	$ 5,141	$ 6,297	$ 57	2014	1987	16
Chicago, IL	1875 Holmes Road	(1)	1,591	5,205	-	1,591	5,205	6,796	61	2014	1989	16
Chicago, IL	1355 Holmes Road	(1)	1,012	2,789	-	1,012	2,789	3,801	32	2014	1975/1999	16
Chicago, IL	2401 Commerce Drive	(1)	486	4,598	-	486	4,598	5,084	34	2014	1994	28
Chicago, IL	189 Seegers Road	(1)	470	1,381	-	470	1,381	1,851	12	2014	1972	21
Chicago, IL	11351 W. 183rd Street	(1)	361	1,674	-	361	1,674	2,035	12	2014	2000	34
Cincinnati, OH	Mosteller Distribution Center	(1)	1,501	9,424	-	1,501	9,424	10,925	64	2014	1959	14
Cincinnati, OH	4115 Thunderbird Lane	(1)	275	2,093	-	275	2,093	2,368	10	2014	1991	22
Florence, KY	7585 Empire Drive	(1)	644	2,657	-	644	2,657	3,301	23	2014	1973	11
Columbus, OH	3500 Southwest Boulevard	(1)	1,488	16,730	-	1,488	16,730	18,218	146	2014	1992	22
Columbus, OH	3100 Creekside Parkway	(1)	1,205	9,602	-	1,205	9,602	10,807	71	2014	2004	27
Columbus, OH	8288 Green Meadows Dr.	(1)	1,107	8,413	-	1,107	8,413	9,520	98	2014	1988	17
Columbus, OH	8273 Green Meadows Dr.	(1)	341	2,266	-	341	2,266	2,607	19	2014	1996/2007	27
Columbus, OH	7001 American Pkwy	(1)	331	1,416	-	331	1,416	1,747	15	2014	1986/2007 & 2012	20
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	(1)	488	4,918	-	488	4,918	5,406	53	2014	1989	19
Jackson, TN	210 American Dr.	(1)	928	10,441	-	928	10,441	11,369	152	2014	1967/1981 & 2012	13
Atlanta, GA	32 Dart Road	(1)	257	4,453	215	257	4,668	4,925	23	2014	1988	18
Portland, ME	56 Milliken Road	(1)	1,418	7,412	-	1,418	7,412	8,830	40	2014	1966/1995, 2005, 2013	20
Marlton, NJ	4 East Stow Road	(1)	1,580	6,953	-	1,580	6,953	8,533	37	2014	1986	22
Cleveland, OH	1755 Enterprise Parkway	(1)	1,412	12,281	-	1,412	12,281	13,693	45	2014	1979/2005	27

Total Real Estate Owned			$18,051	$119,846	$215	$18,051	$120,061	$138,112	$ 1,004

_______________

(1)	These properties secure the $165,000 senior loan.
(2)	Renovation means significant upgrades, alterations, or additions to building interiors or exteriors.
(3)	Depreciation is calculated over the remaining useful life of the property as determined at the time of the purchase price allocation, ranging from 11 to 34 years for building and 3 to 13 years for improvements.

As of December 31, 2014 the aggregate basis for Federal tax purposes of investments in real estate was approximately $158,061.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2014 ($ in thousands)

	Year Ended December 31,
	2014	2013
Real Estate
Balance at the Beginning of the year	$—	$—

Additions during the year	138,112	—

Balance at the end of the year	$138,112	$—

Accumulated Depreciation
Balance at the beginning of the year	$—	$—

Depreciation expense	1,004	—

Balance at the end of the year	$1,004	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PLYMOUTH INDUSTRIAL REIT, INC.

By:   /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer

Dated March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY E. WITHERELL	Chairman of the Board of Directors,	March 13, 2015
Jeffrey E. Witherell	Chief Executive Officer and Director (principal executive officer)

/s/ DANIEL C. WRIGHT	Chief Financial Officer	March 13, 2015
Daniel C. Wright	(principal financial officer)

/s/ PENDLETON WHITE, JR.	President, Chief Investment	March 13, 2015
Pendleton White, Jr.	Officer and Director

/s/ MARTIN BARBER	Director	March 13, 2015
Martin Barber

	Director	March 13, 2015
Darren R. Bertram

/s/PHILIP S. COTTONE	Director	March 13, 2015
Phillip S. Cottone

/s/ RICHARD J. DEAGAZIO	Director	March 13, 2015
Richard J. DeAgazio

/s/ DAVID G. GAW	Director	March 13, 2015
David G. Gaw

/s/ GREGORY E. KRAUT	Director	March 13, 2015
Gregory E. Kraut

/s/ MICHAEL G. REITER	Director	March 13, 2015
Michael G. Reiter

/s/ RICHARD H. ROSS	Director	March 13, 2015
Richard H. Ross

/s/ PAUL W. WHITE	Director	March 13, 2015
Paul W. White