Form 10-Q
period 2015-03-31
Plymouth Industrial REIT Inc.
filed 2015-05-07
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 5, 2015 the Registrant had outstanding 1,327,859 shares of common stock.

PLYMOUTH INDUSTRIAL REIT, INC.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
Assets
Real estate properties	$138,135	$138,112
Less Accumulated Depreciation	(2,880)	(1,004)
Real estate properties - net	135,255	137,108
Investments in real estate joint ventures	3,701	3,722
Cash	2,543	4,974
Restricted cash	738	744
Deferred intangible assets, net	18,147	19,424
Deferred financing costs, net	429	1,832
Other assets	2,458	1,724
Total assets	$163,271	$169,528

Liabilities and stockholders' equity
Liabilities:
Senior debt, net of discount	$185,956	$173,627
Deferred interest	4,551	1,653
Accounts payable, accrued expenses and other liabilities	3,982	4,149
Deferred lease intangibles - below market leases, net	2,340	2,473
Total liabilities:	196,829	181,902

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, par value $0.01 par value; 100,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized;
1,327,859 shares issued and outstanding	13	13
Additional paid in capital	12,467	12,467
Accumulated deficit	(46,038)	(24,854)
Total stockholders' deficit	(33,558)	(12,374)
Total liabilities and stockholders' deficit	$163,271	$169,528

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Rental revenue	$4,849	$—
Equity investment income (loss)	(8)	35
Total revenues	4,841	35

Operating expenses:
Property	1,509	—
Depreciation and amortization	3,108	—
General and administrative	1,494	409
Acquisition costs	355	—
Total operating expenses	6,466	409

Operating loss	(1,625)	(374)

Other expense:
Interest expense	19,559	—
Total other expense, net	19,559	—

Net loss	$(21,184)	$(374)

Weighted-average common shares used in computing net loss per share-basic and diluted	1,327,859	1,205,516

Net loss per share--basic and diluted	$(15.95)	$(0.31)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	1,327,859	$13	$12,467	$(24,854)	$(12,374)
Net loss	—	—	—	(21,184)	(21,184)

Balance, March 31, 2015	1,327,859	$13	$12,467	$(46,038)	$(33,558)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2015	2014

Operating activities
Net loss	$(21,184)	$(374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	3,108	—
Straight line rent adjustment	(111)	—
Intangible amortization in rental revenue, net	(87)	—
Equity investment (income) loss	8	(35)
Accretion of interest and amortization of financing costs	13,733	—
Changes in operating assets and liabilities:
Restricted cash	6	(100)
Prepaid expenses and other assets	8	11
Deferred Interest	2,898	—
Accounts payable, accrued expenses and other liabilities	(93)	(48)
Net cash used in operating activities	(1,714)	(546)

Investing activities
Real estate property improvements	(24)	—
Acquisition deposits	(550)	—
Distributions from investments in real estate joint ventures	13	152
Net cash provided by (used in) investing activities	(561)	152

Financing activities
Proceeds from issuance of common stock, net of offering costs	—	761
Deferred offering costs	(156)	—
Net cash provided by (used in) financing activities	(156)	761

Net increase (decrease) in cash	(2,431)	367
Cash at beginning of period	4,974	266
Cash at end of period	$2,543	$633

Non-cash Investing and Financing Activities:
Common stock distributable as dividends based on fair value of common stock	$—	$190
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$81	$—
Supplemental Cash Flow Disclosures:
Interest paid	$2,928	$—

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

All references to “the Company” refer to Plymouth Industrial REIT, Inc. and its subsidiaries, collectively, unless the context otherwise requires.  Our subsidiaries consist principally of our Operating Partnership, a wholly owned subsidiary, Plymouth Industrial OP, LP (the “Operating Partnership”), and special purpose wholly-owned subsidiaries of our Operating Partnership for each of the acquired properties discussed in Note 3.

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

Liquidity and Going Concern

As of March 31, 2015, the Company had an accumulated deficit of approximately $46,038 and had limited amounts of available liquidity evidenced by our cash position of $2,543. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

The Company derives the capital required to purchase and originate real estate-related investments and conduct our operations, from secured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, the Company entered into a loan agreement (the “Senior Loan”) with third party investment entities. The Senior Loan as described in Note (4) provides for secured loans in an aggregate amount up to $192,000, with cash funding amounts through December 31, 2014 of $165,000 and $20,000 of original issue discount. The Company used $155,000 of the net proceeds to acquire 20 industrial properties. The loans bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The loans mature on April 28, 2015, subject to the Company’s option, subject to certain conditions, to extend the maturity date to October 28, 2015. The Company’s obligations under the Senior Loan are also guaranteed by Plymouth Industrial REIT, Inc. and each of our Operating Partnership’s subsidiaries. On March 26, 2015, the Company exercised its option to extend the maturity date of the loans to October 28, 2015.

Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the publicly traded market on the New York Stock Exchange, and subsequently, amendments thereto, the most recent filed as of February 5, 2015.

The Company’s ability to meet its working capital needs and repay its borrowings under the Senior Loan is dependent on its ability to issue additional equity or secure additional debt financing. There is no assurance, however, that additional debt or other forms of capital will be available to the Company, or on terms acceptable to the Company. In the event those sources of capital are not available to the Company, it would seek an extension on the maturity of the Senior Loan, although there can be no assurance that such an extension would be provided or provided on terms acceptable to the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(2) Significant Accounting Policies

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in the accounting policies followed by the Company during the current fiscal year.

Basis of Presentation

These interim consolidated financial statements of the accounts of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company’s financial position and results of operations. The interim consolidated financial statements include the accounts of the Company on a consolidated basis for its wholly owned subsidiaries. These interim consolidated financial statements may not be indicative of financial results for the full year.

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

Reclassifications

Certain reclassifications have been made in the 2014 consolidated financial statements to conform to the 2015 presentation.

Recent Accounting Pronouncements

The Company has evaluated all ASUs released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company is evaluating the impact of ASU 2015-03, and if early adoption is appropriate in future reporting periods.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(2) Significant Accounting Policies (continued)

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (topic 810) to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

(3)  Investments in Real Estate Joint Ventures

The Company, through its Operating Partnership, has the following investment in real estate joint ventures, which are accounted for on the equity method of accounting based on significant influence over the entities and lack of control over the entities:

•	A 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC, for $1,250. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. The property is 98.1% occupied.
•	A 50.3% interest in TCG 5400 FIB LP (“5400 FIB”), which was obtained in October and November of 2013 for a total of $3,900. 5400 FIB owns a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21,900 which included $15,000 of secured debt. The Property is 100% leased.

A condensed unaudited summary of results of operations of the real estate joint ventures is as follows:

	Three Months Ended March 31,
	2015	2014
Revenues	$2,030	$2,104
Expenses	(2,047)	(1,109)
Net income	$(17)	$995

Distributions amounted to $13 and $152, for the three months ended March 31, 2015 and 2014, respectively.

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

(4)  Senior Debt

On October 28, 2014, the Company, its Operating Partnership and certain subsidiaries of its Operating Partnership entered into a senior secured loan agreement (Senior Loan) with investment entities, or the Funds, managed by Senator Investment Group LP. The Senior Loan was a $192,000 facility with $71,000 designated as Tranche A, $101,000 designated as Tranche B and $20,000 designated as Tranche C and the deemed original issue discount.

The Company borrowed $69,200 under Tranche A and $95,800 under Tranche B for a total of $165,000. At March 31, 2015 and December 31, 2014, there was $165,000 of indebtedness outstanding under the Senior Loan and $20,000 of original issue discount, which is being accreted over the term of the Senior Loan, and payment-in-kind (PIK) interest is also accreted to debt. Accordingly, there was $185,956, net of $16,986 of unamortized original issue discount, and deferred interest payable of $4,551, outstanding at March 31, 2015. There was $173,627, net of $12,877 of unamortized original issue discount, and deferred interest payable of $1,653, outstanding at December 31, 2014.

On March 26, 2015, the Company exercised its option to extend the maturity date of the Senior Loan to October 28, 2015 from the original maturity date of April 28, 2015.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(4)  Senior Debt (continued)

The relevant terms of the borrowing arrangement are as follows:

•	The borrowings under the Senior Loan bear interest at a current pay rate equal to 7% annum. The Company is current on its interest payments.
•	The borrowings under the Senior Loan were made in tranches and also accrue PIK interest at an annual rate of 3% compounded monthly on Tranche A amounts, and at an annual rate of 8% compounded monthly on Tranche B amounts. The weighted average of PIK interest was approximately 5% at March 31, 2015 and December 31, 2014. PIK interest amounted to $3,970 and $1,504 at March 31, 2015 and December 31, 2014, respectively, and is included in debt in the accompanying consolidated balance sheets. All PIK amounts are due at maturity.
•	The Company has the option to prepay the loans. With respect to any prepayment or repayment of (a) Tranche A, a make-whole fee in an amount equal to two percent (2%) of the outstanding balance of Tranche A if such prepayment or repayment occurs on or prior to April 28, 2015 and four percent (4%) thereafter will be payable; (b) Tranche B, a make-whole fee in an amount equal to four percent (4%) of the outstanding balance of Tranche B if such prepayment or repayment occurs on or prior to April 28, 2015, and five percent (5%) thereafter will be payable. The Company has accrued the make-whole fees due upon the maturity of the Senior Loan on April 28, 2015 on the straight line basis which approximates the effective interest rate. The amount of make whole fees accrued at March 31, 2015 and December 31, 2014 was $ 4,551 and $1,653, respectively, and is included in deferred interest in the accompanying consolidated balance sheets.
•	The borrowings under the Senior Loan are secured by first lien mortgages on all of the Company’s existing properties and pledges of equity interests in the Operating Partnership.
•	The obligations under the Senior Loan are guaranteed by the Company.
•	The Senior Loan contains affirmative and negative covenants, which include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements.
•	The Senior Loan contains financial covenants that require the maintenance of a minimum debt service coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income of not less than $12,200.
•	The Senior Loan is subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement.

At March 31, 2015, the Company is in compliance with all covenants under the Senior Loan.

(5)  2014 Incentive Award Plan

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(5)  2014 Incentive Award Plan (continued)

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards.

No awards have been granted to date under the Plan.

(6)  Employment Agreements

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

(7)  Related Party Transactions

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

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs incurred from inception to March 31, 2014 were $1,110. Reimbursement of organization and offering costs to the Advisor were none for the three months ended March 31, 2015 and $26 for three months ended March 31, 2014.

Asset Management Fee	Total asset management fees paid to the Advisor equal to one-twelfth of 1.0% of the sum of the cost of each asset, where cost equals the amount actually paid. Total asset management fees incurred were none for the three months ended March 31, 2015 and $14 for three months ended March 31, 2014.

The Company also incurred $27 for the three months ended March 31, 2014 in commissions and dealer manager fees owed to the Dealer Manager related to the issuance of common stock. There were none for the three months ended March 31, 2015.

Colony Hills Capital, LLC who is a member of Colony Hills Capital Residential II, LLC, which is the entity the Company holds a 51.5% interest in, is also a shareholder of the Company.

(8)  Commitments

Operating Leases

The Company leases space for its corporate office under the terms of a sub-lease. Rental expense for operating leases, including common-area maintenance, was $80 and $61 for the three months ended March 31, 2015 and 2014 respectively. Future amounts of minimum rental commitments under the operating lease as of March 31, 2015 were $213 for the remainder of 2015 and $189 for 2016.

(9) Pending Acquisition Transactions

We have entered into agreements to acquire in a series of four transactions, fourteen properties totaling approximately 1,895,839 square feet, for a purchase price of $79,575. We anticipate funding these acquisitions with proceeds from additional debt financing or issuance of additional equity. There is no assurance we will obtain financing for the acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2014.

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

As of March 31, 2015, we owned and operated, or had an interest in, 21 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet plus a 270 unit multifamily complex, which we refer to as the Company Portfolio. As of March 31, 2015, our portfolio of owned and operated properties, or those which we have an interest in, was approximately 99.0% leased to 50 separate tenants across 17 industry types with a weighted average remaining lease term of 4.6 years. Approximately 96.3% of the annualized base rent payments from the Company Portfolio as of March 31, 2015 was from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including, without limitation, real estate taxes, utilities, property insurance, routine maintenance and repairs and property management. We expect this lease structure will insulate us from increases in certain operating expenses and provide more predictable cash flow. Our triple-net leases are structured to generate attractive returns on a long-term basis. The leases typically have initial terms of three to ten years and generally include annual rent escalators. Therefore, our operating results will depend significantly upon the ability of our tenants to make required rental payments. We believe that the Company Portfolio will enable us to generate stable cash flows over time because of the staggered lease expiration schedule, the long-term leases and the low historical occurrence of tenants defaulting under their leases. As of March 31, 2015, leases of the Company Portfolio representing 6.6%, 8.4% and 12.6% of annualized rent will expire in 2015, 2016 and 2017, respectively.

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

Pending Acquisition Transactions

We have entered into agreements to acquire in a series of four transactions, fourteen properties totaling approximately 1,895,839 square feet, for a purchase price of $79,575. We anticipate funding these acquisitions with proceeds from additional debt financing or issuance of additional equity. There is no assurance we will obtain financing for the acquisitions.

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

Occupancy Rates.    As of March 31, 2015, the Company Portfolio was approximately 99.0% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas in which our properties are located and the financial condition of tenants in our target markets.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. The leases of the Company Portfolio scheduled to expire during the year December 31, 2015 represent approximately 6.6% of the total annualized rent for the Company Portfolio, which we believe is a stable revenue base. In the year ending December 31, 2016 through the year ending December 31, 2018, an aggregate of 25.7% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

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

General and Administrative Expenses

Following the completion of the planned offering, we expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting. In addition, we anticipate that our staffing levels will increase from approximately ten employees as of the date of this filing to between 12 and 20 employees during the 12 to 24 months following and, as a result, our general and administrative expenses will increase further.

Critical Accounting Policies

Our discussion and analysis of our Company’s historical financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period.

Discussion of Results of Operations for the Three Months Ended March 31, 2015 and 2014

Except where specifically noted the period over period change in operations to March 31, 2015 is due to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014.

Rental Revenue: Rental revenue increased by approximately $4,849 to approximately $4,849 for the three months ended March 31, 2015.

Equity Investment Income : We recognized income on our investment in joint ventures of approximately $35 during the three months ended March 31, 2014 due to the performance of the properties. During the three months ended March 31, 2015, we recognized income (loss) in the amount of approximately ($8) due to increased operating expenses for the properties.

Property Expenses: Property expenses increased by approximately $1,509 to approximately $1,509 for the three months ended March 31, 2015.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $3,108 to approximately $3,108 for the three months ended March 31, 2015.

General and Administrative: General and administrative expenses increased approximately $1,085 from $409 for the three months ended March 31, 2014 to $1,494 for the three months ended March 31, 2015. The increase is attributable primarily to compensation, and non-deferred professional fees and rent expense.

Acquisition Expenses: Acquisition expenses increased by approximately $355 to approximately $355 for the three months ended March 31, 2015 due to acquisitions we are in the process of pursuing.

Interest Expense: Interest expense increased by approximately $19,559 to $19,559 for the three months ended March 31, 2015 due to the senior secured loan obtained in 2014. The components of interest are: the current pay rate interest of 7%, payment in kind (PIK) interest at weighted average rate of approximately 5% due at maturity, amortization of $20,000 discount, and a make whole payment payable at maturity.

Net loss: Our net loss increased from approximately $374 for the three months ended March 31, 2015 to approximately $21,184 for the three months ended March 31, 2015 due to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014 including acquisition costs, depreciation and amortization expense associated with the acquisitions, and with interest expense incurred to fund the acquisitions and working capital.

NOI: NOI increased from $0 for the three months ended March 31, 2014 to income of approximately $3,340 for the three months ended March 31, 2015.

EBITDA: The EBITDA increased from a loss of approximately $374 for the three months ended March 31, 2014 to approximately $1,483 for the three months ended March 31, 2015 due to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014 and general and administrative expenses. The EBITDA loss of approximately $374 for the year ended March 31, 2014 was due primarily to the funding of general and administrative expenses.

FFO: FFO changed from a loss of approximately $105 for the three months ended March 31, 2014 to a loss of approximately $17,505 for the three months ended March 31, 2015 due primarily to interest expense associated with the senior secured loan of which a substantial portion of the proceeds were used to acquire 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014.

AFFO: AFFO changed from approximately $47 for the three months ended March 31, 2014 to a loss of approximately $17,335 for the three months ended March 31, 2015 due primarily to interest expense associated with the senior secured loan, of which a substantial portion of the proceeds were used to acquire 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014.

Non-GAAP Financial Measures

We disclose NOI, EBITDA, FFO and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this Annual Report on Form 10-K a statement of why management believes that presentation of these measures provides useful information to investors.

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

The following is a reconciliation from reported net loss for the periods presented, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(21,184)	$(374)
General and administrative	1,494	409
Acquisition expense	355	—
Interest expense	19,559	—
Depreciation and amortization	3,108	—
Other (income) expense	8	(35)

NOI	$3,340	$—

Net operating income consists of the following:

	Three Months Ended
	March 31,
	2015	2014

Rental revenue	$4,849	$—
Property expenses	1,509	—

NOI	$3,340	$—

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

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(21,184)	$(374)
Depreciation and amortization	3,108	—
Interest expense	19,559	—

EBITDA	$1,483	$(374)

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT, definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, depreciation and amortization of real estate assets, impairment losses and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our net loss, the nearest GAAP equivalent to FFO, for the periods presented:

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(21,184)	$(374)
Depreciation and amortization	3,108	—
Adjustment for unconsolidated joint ventures	571	269

FFO	$(17,505)	$(105)

AFFO

Adjusted funds from operation, or AFFO, is presented in addition to FFO calculated in accordance the standards set forth by NAREIT. AFFO is defined as FFO, excluding acquisition and transaction related costs as well as certain other costs that we consider to be non-recurring. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs as well as other non-recurring costs, we believe AFFO provides a useful supplemental measure of our operating performance because it provides a consistent comparison of our operating performance across time periods that is comparable for each type of real estate investment and is consistent with management’s analysis of the operating performance of our properties.

AFFO further adjusts FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, impairment losses and non-cash equity compensation. As with FFO, our reported AFFO may not be comparable to other REITs’ AFFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our FFO to AFFO for the periods presented:

	Three Months Ended
	March 31,
	2015	2014

FFO	$(17,505)	$(105)
Amortization of above or accretion of below market lease rents	(87)	—
Acquisition costs	355	—
Distributions	13	152
Straight line rent	(111)	$—

AFFO	$(17,335)	$47

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

The loans under the senior secured loan bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. On March 26, 2015, the Company exercised its option to extend the maturity date of the loans to October 28, 2015 from the original maturity date of April 28, 2015. We have the option to prepay the loans, subject to a make-whole premium in the event the loans are prepaid. The borrowings under the senior secured loan agreement are secured by first lien mortgages on all of the properties in the Existing Portfolio and pledges of equity interests in our operating partnership and its wholly-owned subsidiaries. Our operating partnership’s obligations under the senior secured loan agreement are also guaranteed by the Company and each of our operating partnership’s subsidiaries.

The senior secured loan contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The senior secured loan contains financial covenants that require the maintenance of a fixed charge coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income, $12,200. The senior secured loan agreement is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of the company as defined in the senior secured loan agreement. As of March 31, 2015 we were in compliance with all covenants under the senior secured loan. As of March 31, 2015, we had an accumulated deficit of approximately $46,038 and had limited amounts of available liquidity evidenced by our cash position of $2,543. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

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

In summary, our cash flows were:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(1,714)	$(546)

Net cash provided (used) by investing activities	$(561)	$152

Net cash provided (used) by financing activities	$(156)	$761

Operating Activities: Net cash used in operating activities was approximately $1,714 during the three months ended March 31, 2015 and $546 for the three months ended March 31, 2014. In the fourth quarter of 2014, we acquired 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet during the fourth quarter of 2014. Our net loss increased significantly from $374 for the three months ended March 31, 2014 to $21,184 for the three months ended March 31, 2015. Cash used in operating activities included approximately $16,631 of non-cash interest charges, and approximately $3,108 of depreciation and amortization expense.

Investing Activities: Investing activities for the three months ended March 31, 2015 were $561. Net cash used in investing activities for the three months ended March 31, 2015 represented distributions provided from the Company’s unconsolidated joint ventures, $13, and used for deposits for pending transactions, ($550) and improvements to real estate properties, ($24).

Financing Activities: For the three months ended March 31, 2015, the Company incurred $156 of Deferred Offering Costs related to the June 16, 2014 Company filing of an S-11 registration with the SEC for the issuance of securities issued by real estate companies, to raise funds in the public market on the New York Stock Exchange. The complete document and any amendments thereto, the most recent filed as of February 5, 2015, are on file with the SEC. There is no assurance we will complete the offering. For the three months ended March 31, 2014, we raised $761, net of offering costs, from the issuance of Common Stock related to our prior public offering that was terminated in early 2014.

At March 31, 2015, the Company had cash of $2,543 with obligations outstanding under the senior secured loan, and no obligations to fund capital in the existing investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

The Company has evaluated all ASUs released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (topic 810) to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.  The Company is evaluating the impact of ASU 2015-03, and if early adoption is appropriate in future reporting periods.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2014 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. As described below, management had previously identified a material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of the current review, our management has concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective.

The specific material weakness that management identified in our internal controls as of March 31, 2015 is as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.

The Company has taken a number of actions over the past twelve months, including:

•	Hiring an adequately qualified CFO
•	Hiring an adequately qualified VP of Accounting
•	Use of third-party financial consultants as needed for specific GAAP and SEC-related requirements.

Based on an evaluation of the controls in place at March 31, 2015 management has concluded that significant improvements have been made and to address the continued growth anticipated for the balance of 2015, the Company will be required to continue to add personnel to appropriately address the control environment and ensure timely and accurate financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 7, 2015

