Form 10-Q
period 2015-06-30
Plymouth Industrial REIT Inc.
filed 2015-08-12
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

As of August 12, 2015 the Registrant had outstanding 1,327,859 shares of common stock.

PLYMOUTH INDUSTRIAL REIT, INC.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014

Assets
Real estate properties	$138,208	$138,112
Less Accumulated Depreciation	(4,760)	(1,004)
Real estate properties - net	133,448	137,108
Investments in real estate joint ventures	3,520	3,722
Cash	958	4,974
Restricted cash	739	744
Deferred intangible assets, net	16,926	19,424
Deferred financing costs, net	574	1,832
Other assets	1,755	1,724
Total assets	$157,920	$169,528

Liabilities and Stockholders’ Equity
Liabilities:
Senior debt, net of discount	$191,529	$173,627
Deferred interest	6,301	1,653
Accounts payable, accrued expenses and other liabilities	3,895	4,149
Deferred lease intangibles - below market leases, net	2,208	2,473
Total liabilities:	203,933	181,902

Commitments and Contingencies (Note 8)

Stockholders' deficit:
Preferred stock, par value $0.01 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized; 1,327,859 shares issued and outstanding	13	13
Additional paid in capital	12,467	12,467
Accumulated deficit	(58,493)	(24,854)
Total stockholders' deficit	(46,013)	(12,374)
Total liabilities and stockholders' deficit	$157,920	$169,528

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Rental revenue	$4,864	$—	$9,713	$—
Equity investment income (loss)	(28)	100	(36)	135
Total revenues	4,836	100	9,677	135

Operating expenses:
Property	1,258	—	2,767	—
Depreciation and amortization	3,058	—	6,166	—
General and administrative	1,262	749	2,756	1,158
Acquisition costs	656	100	1,011	100
Total operating expenses	6,234	849	12,700	1,258

Operating loss	(1,398)	(749)	(3,023)	(1,123)

Other expense:
Interest expense	11,057	—	30,616	—
Total other expense, net	11,057	—	30,616	—

Net loss	$(12,455)	$(749)	$(33,639)	$(1,123)
Weighted-average common shares used in computing net loss per share--basic and diluted	1,327,859	1,312,338	1,327,859	1,267,742

Net loss per share--basic and diluted	$(9.38)	$(0.57)	$(25.33)	$(0.89)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

			Additional
	Common Stock, $0.01 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	1,327,859	$13	$12,467	$(24,854)	$(12,374)
Net loss	—	—	—	(33,639)	(33,639)

Balance, June 30, 2015	1,327,859	$13	$12,467	$(58,493)	$(46,013)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2015	2014

Operating activities
Net loss	$(33,639)	$(1,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,166	—
Straight line rent adjustment	(212)	—
Intangible amortization in rental revenue, net	(177)	—
Equity investment (income) loss	36	(135)
Accretion of interest and amortization of financing costs	20,034	—
Changes in operating assets and liabilities:
Restricted cash	5	—
Prepaid expenses and other assets	262	7
Deferred interest	4,648	—
Accounts payable, accrued expenses and other liabilities	(28)	8
Net cash used in operating activities	(2,905)	(1,243)

Investing activities
Real estate property improvements	(96)
Distributions from investments in real estate joint ventures	166	313
Net cash provided by investing activities	70	313

Financing activities
Proceeds from issuance of common stock	—	1,135
Deferred financing costs	(874)	—
Deferred offering costs	(307)	(81)
Share issuance costs	—	(39)
Net cash provided by (used in) financing activities	(1,181)	1,015

Net increase (decrease) in cash	(4,016)	85
Cash at beginning of period	4,974	266
Cash at end of period	$958	$351

Non-cash Investing and Financing Activities:
Common stock distributable as dividends based on fair value of common stock	$—	$191
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$64	$290
Supplemental Cash Flow Disclosures:
Interest paid	$5,934	$—

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

(Dollars in thousands)

(1)	Business and Liquidity

Business

Plymouth Industrial REIT, Inc., is a Maryland corporation formed March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company is focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the Eastern half of the U.S. and Texas. Prior to May 6, 2014, the Company had retained Plymouth Real Estate Investors, Inc. (the “Advisor”), an affiliate of Plymouth Group Real Estate, LLC (the Sponsor), to serve as its advisor for managing, operating, directing and supervising the operations and administration of the Company and its assets. The advisory agreement was terminated on May 6, 2014.

All references to “the Company” refer to Plymouth Industrial REIT, Inc. and its subsidiaries, collectively, unless the context otherwise requires.  Our subsidiaries consist principally of our Operating Partnership, a wholly owned subsidiary, Plymouth Industrial OP, LP (the “Operating Partnership”), and special purpose wholly-owned subsidiaries of our Operating Partnership for each of the acquired properties.

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

Liquidity and Going Concern

As of June 30, 2015, the Company had an accumulated deficit of approximately $58,493 and had limited amounts of available liquidity evidenced by our cash position of $958. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

The Company derives the capital required to purchase and originate real estate-related investments and conduct our operations from secured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, the Company entered into a loan agreement (the “Senior Loan”) with third party investment entities. The Senior Loan as described in Note (4) provides for secured loans in an aggregate amount up to $192,000, with cash funding amounts through December 31, 2014 of $165,000 and $20,000 of original issue discount. The Company used $155,000 of the net proceeds to acquire 20 industrial properties. The loans bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. On April 28, 2015, the Company’s lender confirmed the Company’s exercise of its option to extend the maturity date, as provided for under the Senior Loan, from April 28, 2015 to October 28, 2015. The Company’s obligations under the Senior Loan are also guaranteed by Plymouth Industrial REIT, Inc. and each of our Operating Partnership’s subsidiaries.

Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the publicly traded market on the New York Stock Exchange, and subsequently, amendments thereto, the most recent filed as of February 5, 2015.

The Company’s ability to meet its working capital needs and repay its borrowings under the Senior Loan is dependent on its ability to issue additional equity, secure additional debt financing or other strategic alternatives. There is no assurance, however, that additional debt or other forms of capital will be available to the Company, or on terms acceptable to the Company. In the event those sources of capital are not available to the Company, it would seek an extension on the maturity of the Senior Loan, although there can be no assurance that such an extension would be provided or provided on terms acceptable to the Company. The Company’s Board of Directors has undertaken a review of strategic alternatives to enhance stockholder value. Such review will include (among other alternatives): a sale, merger, acquisition or other form of business combination; sale or acquisition of assets; or a debt or equity recapitalization. The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

(Dollars in thousands)

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

Basis of Presentation

These interim consolidated financial statements of the accounts of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company’s financial position and results of operations. The interim consolidated financial statements include the accounts of the Company on a consolidated basis for its wholly owned subsidiaries. These interim consolidated financial statements may not be indicative of the financial results for the full year.

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with its tax year ending December 31, 2012. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that is distributed as dividends to the company’s stockholders. If the Company fails to qualify as a REIT in any tax year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless it is able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect the net income and net cash available for distribution to stockholders. The Company intends to continue to be organized and operate in such a manner as to qualify for treatment as a REIT.

Earnings per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share as the Company does not have any common stock equivalents such as stock options. The Company has not granted any stock options or stock based awards under the 2014 Incentive Award Plan.

Financial Instruments

The Company estimates that the carrying value of cash, restricted cash, senior debt and deferred interest approximate their fair values based on their short term maturity and prevailing interest rates.

Reclassifications

Certain reclassifications have been made in the 2014 consolidated financial statements to conform to the 2015 presentation.

Recent Accounting Pronouncements

The Company has evaluated all ASUs released by the FASB through the date the financial statements were issued and determined that the following ASUs apply to the Company.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

(Dollars in thousands)

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) to address financial reporting consolidations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015–02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02.

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company is evaluating the impact of ASU 2015-03, and if early adoption is appropriate in future reporting periods.

(3) Investments in Real Estate Joint Ventures

The Company, through its Operating Partnership, has the following investment in real estate joint ventures, which are accounted for on the equity method of accounting based on significant influence over the entities and lack of control over the entities:

•	A 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC, for an investment of $1,250. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owns Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. As set forth in Note (9) Subsequent events, the property was sold in July, 2015 and the Company’s investment is being liquidated.

•	A 50.3% interest in TCG 5400 FIB LP (“5400 FIB”), which was obtained in October and November of 2013 for a total of $3,900. 5400 FIB owns a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21,900 which included $15,000 of secured debt. At the time of the investment, the Property was 100% leased.

A condensed summary of results of operations of the real estate joint ventures is as follows:

	Six Months Ended June 30,
	2015	2014
Revenues	$4,101	$4,241
Expenses	(4,296)	(3,698)
Net income	$(195)	$543

Distributions amounted to $166 and $313, for the six months ended June 30, 2015 and 2014, respectively.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

(Dollars in thousands)

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

The Company has borrowed $69,200 under Tranche A and $95,800 under Tranche B for a total of $165,000. At June 30, 2015 and December 31, 2014, there was $165,000 of indebtedness outstanding under the Senior Loan and $20,000 of original issue discount, which is being accreted over the initial term of the Senior Loan, and Payment-in-Kind (PIK) is also accreted to debt. Accordingly, there was $191,529, net of $-0- of unamortized original issue discount, and deferred interest payable of $6,301, outstanding at June 30, 2015. There was $173,627, net of $12,877 of unamortized original issue discount, and deferred interest payable of $1,653, outstanding at December 31, 2014.

On April 28, 2015, the Funds confirmed the Company's exercise of its option, as provided for under the Senior Loan, to extend the maturity date of the Senior Loan to October 28, 2015 from the original maturity date of April 28, 2015. As per the terms of the Senior Loan, in conjunction with the exercise of the option to extend, the Company paid a fee of approximately $874 to the lender, which is included in deferred financing costs in the accompanying consolidated balance sheet at June 30, 2015. The Company has concluded the extension of the maturity is a modification of the Senior Loan and therefore, the $874 fee paid to the lender should be amortized over the 6 month remaining term of the Senior Loan, and the increase in the make-whole fee is recorded using the effective interest rate of the 6 month remaining term of the Senior Loan.

The relevant terms of the borrowing arrangement are as follows:

•	The borrowings under the Senior Loan bear interest at a current pay rate equal to 7% annum. The Company is current on its interest payments.
•	The borrowings under the Senior Loan were made in tranches and also accrue PIK interest at an annual rate of 3% compounded monthly on Tranche A amounts, and at an annual rate of 8% compounded monthly on Tranche B and C amounts. The weighted average of PIK interest was approximately 5% at June 30, 2015 and December 31, 2014. PIK interest amounted to $6,529 and $1,504 at June 30, 2015 and December 31, 2014, respectively, and is included in debt in the accompanying consolidated balance sheets. All PIK amounts are due at maturity.
•	The Company has the option to prepay the loans. With respect to any prepayment or repayment of (a) Tranche A, a make-whole fee in an amount equal to four percent (4%) of the outstanding balance of Tranche A will be payable; (b) Tranche B, a make-whole fee in an amount equal to five percent (5%) of the outstanding balance of Tranche B. The Company has accrued the make-whole fees due upon the maturity of the Senior Loan on October 28, 2015 on the straight line basis which approximates the effective interest rate. The amount of make whole fees accrued at June 30, 2015 and December 31, 2014 was $6,301 and $1,653, respectively, and is included in deferred interest in the accompanying consolidated balance sheets.
•	The borrowings under the Senior Loan are secured by first lien mortgages on all of the Company’s existing properties and pledges of equity interests in the Operating Partnership.
8

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

(Dollars in thousands)

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

At June 30, 2015, the Company is in compliance with all covenants under the Senior Loan.

(5) 2014 Incentive Award Plan

In April 2014, the Company’s Board of Directors adopted, and in June 2014 the Company’s stockholders approved, the 2014 Incentive Award Plan, or Plan, under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The aggregate number of shares of common stock and/or LTIP units of partnership interest in the Operating Partnership, or LTIP units that are available for issuance under awards granted pursuant to the Plan is 750,000 shares/LTIP units. Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. However, the following shares/LTIP units may not be used again for grant under the Plan: (1) shares/LTIP units tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right, or SAR, that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options. The maximum number of shares that may be issued under the Plan upon the exercise of incentive stock options is 750,000.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

(Dollars in thousands)

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

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs incurred from inception to June 30, 2015 were $1,110. Reimbursement of organization and offering costs to the Advisor were none for the six months ended June 30, 2015 and $26 for the six months ended June 30, 2014.

Asset Management Fee	Total asset management fees incurred and paid to the Advisor were none for the six months ended June 30, 2015 and $20 for six months ended June 30, 2014.

The Company also incurred $45 for the six months ended June 30, 2014 in commissions and dealer manager fees owed to the Dealer Manager related to the issuance of common stock. There were none for the six months ended June 30, 2015.

Colony Hills Capital, LLC who is a member of Colony Hills Capital Residential II, LLC, which is the entity the Company holds a 51.5% interest in, is also a shareholder of the Company.

(8) Commitments

The Company leases space for its corporate office under the terms of a sub-lease. Rental expense for operating leases including common-area maintenance, was $160 and $161, for the six months ended June 30, 2015 and 2014, respectively. Amounts of minimum future rental commitments under the operating lease for the remainder of 2015 and for 2016 are $142 and $189, respectively.

(9) Subsequent Events

In July, 2015 Wynthrope Holdings, LLC, sold Wynthrope Forest Apartments. Wynthrope Holdings LLC is owned by Colony Hills Capital, LLC, a joint venture with CHCR II, in which the Company has a 51.5% equity interest in the Class A shares. On July 17, 2015 the Company received a preliminary cash distribution of $1,700, which is expected to increase slightly upon finalization of the proceeds from the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the year ended December 31, 2014.

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

As of June 30, 2015, the Company owned and operated, or had an interest in, 21 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet plus a 270 unit multifamily complex (see note (9) Subsequent events), which we refer to as the Company Portfolio. As of June 30, 2015, the portfolio of owned and operated properties, or those which we have an interest in, was approximately 93.0% leased to 37 separate tenants across 16 industry types with a weighted average remaining lease term of 4.4 years. Approximately 94.2% of the annualized base rent payments from the Company Portfolio as of June 30, 2015 was from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including, without limitation, real estate taxes, utilities, property insurance, routine maintenance and repairs and property management. We expect this lease structure will insulate us from increases in certain operating expenses and provide more predictable cash flow. Our triple-net leases are structured to generate attractive returns on a long-term basis. The leases typically have initial terms of three to ten years and generally include annual rent escalators. Therefore, our operating results will depend significantly upon the ability of our tenants to make required rental payments. We believe that the Company Portfolio will enable us to generate stable cash flows over time because of the staggered lease expiration schedule, the long-term leases and the low historical occurrence of tenants defaulting under their leases. As of June 30, 2015, leases of the Company Portfolio representing 1.7%, 7.2% and 12.7% of leasable square feet will expire in 2015, 2016 and 2017, respectively.

As previously announced, the Company’s Board of Directors has undertaken a review of strategic alternatives to enhance stockholder value. Such review will include (among other alternatives): a sale, merger, acquisition or other form of business combination; sale or acquisition of assets; or a debt or equity recapitalization. The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative.

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

Occupancy Rates.   As of June 30, 2015, the Company Portfolio was approximately 92.6% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas in which our properties are located and the financial condition of tenants in our target markets.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. The leases of the Company Portfolio scheduled to expire during the six months ended December 31, 2015 represent approximately 1.5% of the pro forma total annualized rent for the Company Portfolio, which we believe is a stable revenue base. In the year ending December 31, 2016 through the year ending December 31, 2018, an aggregate of 26.2% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

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

General and Administrative Expenses

Prior to the completion of the planned offering, we expect general and administrative expenses, to be consistent with the results of the six months ended June 30, 2015, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act.

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

Discussion of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Dollars in thousands)

Except where specifically noted the period over period change in operations to June 30, 2015 is due to the acquisition of 20 industrial properties during the fourth quarter of 2014, located in seven states with an aggregate of approximately 4,350,000 rentable square feet.

Rental Revenue: Rental revenue increased by approximately $4,864 and approximately $9,713 to approximately $4,864 and $9,713 for the three and six months ended June 30, 2015, respectively, when compared to the three and six months ended June 30, 2014, respectively.

Equity Investment Income: The Company recognized income (loss) on our investment in joint ventures of approximately ($28) and $100 during the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we recognized income (loss) in the amount of approximately ($36) and $135 for the joint venture real estate properties.

Property Expenses: Property expenses increased by approximately $1,258 and $2,767 to approximately $1,258 and $2,767 for the three and six months ended June 30, 2015, respectively, when compared to the three and six months ended June 30, 2014, respectively.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $3,058 and $6,166 to approximately $3,058 and $6,166 for the three and six months ended June 30, 2015, respectively, when compared to the three and six months ended June 30, 2014, respectively.

General and Administrative: General and administrative expenses increased approximately $513 from $749 to $1,262 for the three months ended June 30, 2015, when compared to the three months ended June 30, 2014 and increased approximately $1,598 from $1,158 to $2,756 for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014. The increase is attributable primarily to compensation, and non-deferred professional fees.

Acquisition Expenses: Acquisition expenses increased by approximately $556 and $911 to approximately $656 and $1,011 for the three and six months ended June 30, 2015, respectively, from $100 for the three and six months ended June 30, 2014, respectively, related to costs incurred for acquisitions not pursued as of June 30, 2015.

Interest Expense: Interest expense increased by approximately $11,057 and $30,616 to approximately $11,057 and $30,616 for the three and six months ended June 30, 2015, respectively, when compared to the three and six months ended June 30, 2014, respectively. The components of interest are: the current pay rate interest of 7%, payment in kind (PIK) interest at a weighted average rate of approximately 5% due at maturity, amortization of $20,000 discount, and amortization of the make whole payment payable at maturity. Pursuant to the extension of the term and as provided by the original Senior Loan, the Company paid approximately $874 of fees to the lender, and the make whole payment was increased from 2% to 4% for the Tranche A borrowings and from 4% to 5% for the Tranche B borrowings. The $874 fee paid to the Lender is being amortized over the remaining term of the Senior Loan and the increase in the make-whole fee is recorded using the effective interest rate of the 6 month remaining term.

Net loss: Our net loss increased from approximately $749 and $1,123 for the three and six months ended June 30, 2014, respectively, to approximately $12,455 and $33,639 for the three and six months ended June 30, 2015, respectively, attributable to the 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet acquired during the fourth quarter of 2014, depreciation and amortization expense associated with these acquisitions, acquisition costs, and interest expense incurred.

Net Operating Income: Net operating income increased from $0 for the three and six months ended June 30, 2014 to approximately $3,606 and $6,946 for the three and six months ended June 30, 2015.

EBITDA: The EBITDA increased from a loss of approximately $749 and $1,123 for the three and six months ended June 30, 2014, respectively, to approximately $1,660 and $3,143 for the three and six months ended June 30, 2015, respectively, attributable to the 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet acquired during the fourth quarter of 2014. The EBITDA loss of approximately $749 and $1,123 for the three and six months ended June 30, 2014, respectively, was due primarily to the funding of general and administrative expenses.

FFO: FFO loss increased from approximately $543 and $713 for the three and six months ended June 30, 2014, respectively, to a loss of approximately $8,826 and $26,331 for the three and six months ended June 30, 2015, respectively, due primarily to interest expense associated with the senior secured loan of which a substantial portion of the proceeds were used to acquire 20 industrial properties during the fourth quarter of 2014.

AFFO: AFFO loss increased from approximately $282 and $300 for the three and six months ended June 30, 2014, respectively, to a loss of approximately $ 8,205 and $25,540 for the three and six months ended June 30, 2015, respectively, due primarily to interest expense associated with the senior secured loan, of which a substantial portion of the proceeds were used to acquire 20 industrial properties during the fourth quarter of 2014.

Non-GAAP Financial Measures

We disclose NOI, EBITDA, FFO and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this Quarterly Report on Form 10-Q a statement of why management believes that presentation of these measures provides useful information to investors.

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

NOI

We consider NOI to be an appropriate supplemental measure to net income because it helps investors and management understands the core operations of our properties. We define NOI as total revenue (including rental revenue, tenant reimbursements, management, leasing and development services revenue and other income) less property-level operating expenses including allocated overhead. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense, acquisition costs and other non-operating items.

The following is a reconciliation of reported net loss for the periods presented, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Three Months Ended		Six Months Ended
NOI:	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(12,455)	$(749)	$(33,639)	$(1,123)
General and administrative	1,262	749	2,756	1,158
Acquisition expense	656	100	1,011	100
Interest expense	11,057	—	30,616	—
Depreciation and amortization	3,058	—	6,166	—
Other Income (expense)	28	(100)	36	(135)

NOI	$3,606	$—	$6,946	$—

Net operating income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Rental revenue	$4,864	$—	$9,713	$—
Property expenses	1,258	—	2,767	—

NOI	$3,606	$—	$6,946	$—

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(12,455)	$(749)	$(33,639)	$(1,123)
Depreciation and amortization	3,058	—	6,166	—
Interest expense	11,057	—	30,616	—

EBITDA	$1,660	$(749)	$3,143	$(1,123)

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

The following table sets forth a reconciliation of our net loss, the nearest GAAP equivalent, to FFO for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(12,455)	$(749)	$(33,639)	$(1,123)
Depreciation and amortization	3,058	—	6,166	—
Adjustment for unconsolidated joint ventures	571	206	1,142	410

FFO	$(8,826)	$(543)	$(26,331)	$(713)
15

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

The following table sets forth a reconciliation of our FFO to AFFO for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
FFO	$(8,826)	$(543)	$(26,331)	$(713)
Amortization of above or accretion of below market lease rents	(87)	—	(174)	—
Acquisition expense	656	100	1,011	100
Distributions	153	161	166	313
Straight line rent	(101)	—	(212)	$—

AFFO	$(8,205)	$(282)	$(25,540)	$(300)

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

The loans under the senior secured loan bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. On April 28, 2015, the Company’s Lender’s confirmed the Company's exercise of its option, as provided for under the Senior Loan to extend the maturity date to October 28, 2015 from the original maturity date of April 28, 2015. As per the terms of the Senior Loan, in conjunction with the exercise of the option to extend, the Company paid approximately $874 of fees to the lender, which are included in deferred financing costs in the accompanying consolidated balance sheet at June 30, 2015. The Company has concluded the extension of the maturity is a modification of the Senior Loan and therefore, the $874 fee paid to the lender should be amortized over the 6 month remaining term of the Senior Loan, and the increase in the make-whole fee is recorded using the effective interest rate of the 6 month remaining term.

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

The senior secured loan contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The senior secured loan contains financial covenants that require the maintenance of a fixed charge coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income of $12,200. The senior secured loan agreement is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of the company as defined in the senior secured loan agreement. As of June 30, 2015 we were in compliance with all covenants under the senior secured loan. As of June 30, 2015, we had an accumulated deficit of approximately $58,493 and had limited amounts of available liquidity evidenced by our cash position of $958. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

Our ability to meet our working capital needs and repay our borrowings under our senior secured loan agreement is dependent on our ability to issue additional equity, secure additional debt financing or other strategic alternatives. There is no assurance, however, that those forms of capital will be available to us, or on terms acceptable to us. In the event, those sources of capital are not available to us, we would seek an extension on the maturity of our senior secured loan agreement, although there can be no assurance that such an extension would be provided or provided on terms acceptable to us. These conditions raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In summary, our cash flows were:

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(2,905)	$(1,243)

Net cash provided by investing activities	$70	$313

Net cash provided by (used in) financing activities	$(1,181)	$1,015

Operating Activities: Net cash used in operating activities was approximately $2,905 during the six months ended June 30, 2015 and $1,243 for the six months ended June 30, 2014. In the fourth quarter of 2014, we acquired 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet. Our net loss increased significantly from $1,123 for the six months ended June 30, 2014 to $33,639 for the six months ended June 30, 2015. Cash used in operating activities included approximately $24,682 of non-cash interest charges, including deferred interest, and approximately $6,166 of depreciation and amortization expense.

Investing Activities: Net cash provided by investing activities for the six months ended June 30, 2015 was $70, which represented distributions from the Company’s unconsolidated joint ventures of $166 offset by real estate improvements of $96. Net cash provided by investing activities for the six months ended June 30, 2014 of $313 represented distributions from the Company’s unconsolidated joint ventures.

Financing Activities: For the six months ended June 30, 2015, the Company incurred $874 of deferred financing costs in connection with the extension of the date under our Senior Loan. During the six months ended June 30, 2014, we incurred $81 of deferred offering costs related to the June 16, 2014 Company filing of an S-11 registration with the SEC for issuance of securities. During the six months ended June 30, 2014 the Company raised $1,096, net of offering costs, from the issuance of Common Stock related to our prior public offering that was terminated in early 2014.

At June 30, 2015, the Company had cash of $958 with obligations outstanding under the senior secured loan, and no obligations to fund capital in the existing investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In February 2015 the FASB issued ASU 2015-02, Consolidation (Topic 810) to address financial reporting consolidations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015–02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02.

In April 2015 the FASB issued ASU 2015-03 Interest – Imputation of Interest (Subtopic 835-30) as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company is evaluating the impact of ASU 2015-03, and if early adoption is appropriate in future reporting periods.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. As described below, management had previously identified a material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of the current review, our management has concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective. The specific material weakness that management identified in our internal controls as of June 30, 2015 is as follows:

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

Based on an evaluation of the controls in place at June 30, 2015 management has concluded that significant improvements have been made and to address the continued growth anticipated for the balance of 2015, the Company will be required to continue to add personnel to appropriately address the control environment and ensure timely and accurate financial reporting.

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 12, 2015

