Form 10-Q
period 2015-09-30
Plymouth Industrial REIT Inc.
filed 2015-11-13
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

As of November 13, 2015 the Registrant had outstanding 1,327,859 shares of common stock.

PLYMOUTH INDUSTRIAL REIT, INC.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014

Assets
Real estate properties	$138,231	$138,112
Less Accumulated depreciation	(6,641)	(1,004)
Real estate properties - net	131,590	137,108
Investments in real estate joint ventures	3,065	3,722
Cash	1,687	4,974
Restricted cash	757	744
Deferred intangible assets, net	15,838	19,424
Deferred financing costs, net	129	1,832
Other assets	1,039	1,724
Total assets	$154,105	$169,528

Liabilities and Stockholders’ Equity
Liabilities
Senior debt, net of discount	$194,135	$173,627
Deferred interest	7,996	1,653
Accounts payable, accrued expenses and other liabilities	3,844	4,149
Deferred lease intangibles - below market leases, net	2,074	2,473
Total liabilities	208,049	181,902

Commitments and Contingencies (Note 8)

Stockholders' deficit
Preferred stock, par value $0.01 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized; 1,327,859 shares issued and outstanding	13	13
Additional paid in capital	12,467	12,467
Accumulated deficit	(66,424)	(24,854)
Total stockholders' deficit	(53,944)	(12,374)
Total liabilities and stockholders' deficit	$154,105	$169,528

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Rental revenue	$4,886	$—	$14,599	$—
Equity investment income (loss)	(47)	119	(83)	254
Total revenues	4,839	119	14,516	254

Operating expenses:
Property	1,384	—	4,145	—
Depreciation and amortization	2,991	—	9,157	—
General and administrative	917	733	3,679	1,891
Acquisition costs	86	544	1,097	644
Offering costs	938	—	938	—
Total operating expenses	6,316	1,277	19,016	2,535

Operating loss	(1,477)	(1,158)	(4,500)	(2,281)

Other income (expense):
Gain on disposition of equity investment	1,374	—	1,374	—
Interest expense	(7,829)	(83)	(38,444)	(83)
Total other expense, net	(6,455)	(83)	(37,070)	(83)

Net loss	$(7,932)	$(1,241)	$(41,570)	$(2,364)
Weighted-average common shares used in computing net loss per share – basic and diluted	1,327,859	1,325,792	1,327,859	1,287,445

Net loss per share – basic and diluted	$(5.97)	$(0.94)	$(31.31)	$(1.84)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

			Additional
	Common Stock, $0.01 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	1,327,859	$13	$12,467	$(24,854)	$(12,374)
Net loss	—	—	—	(41,570)	(41,570)

Balance, September 30, 2015	1,327,859	$13	$12,467	$(66,424)	$(53,944)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014

Operating activities
Net loss	$(41,570)	$(2,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,157	60
Straight line rent adjustment	(315)	—
Intangible amortization in rental revenue, net	(263)	—
Equity investment (income) loss	83	(254)
Write-off of deferred offering costs	938	—
Gain on disposition of equity investment	(1,374)	—
Accretion of interest and amortization of financing costs	23,085	—
Changes in operating assets and liabilities:
Restricted cash	(13)	—
Prepaid expenses and other assets	128	40
Deferred leasing costs	(68)	—
Deferred interest	6,343	—
Accounts payable, accrued expenses and other liabilities	39	839
Net cash used in operating activities	(3,830)	(1,679)

Investing activities
Deposits	—	(1,310)
Real estate property improvements	(119)
Proceeds on disposition of real estate joint ventures	1,708	—
Distributions from investments in real estate joint ventures	240	457
Net cash provided by (used in) investing activities	1,829	(853)

Financing activities
Working capital loan	—	2,000
Proceeds from issuance of common stock	—	1,135
Deferred financing costs	(874)	(60)
Deferred offering costs	(412)	(592)
Share issuance costs	—	(39)
Net cash provided by (used in) financing activities	(1,286)	2,444

Net decrease in cash	(3,287)	(88)
Cash at beginning of period	4,974	266
Cash at end of period	$1,687	$178

Non-cash Investing and Financing Activities:
Common stock distributable as dividends based on fair value of common stock	$—	$191
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$—	$175
Supplemental Cash Flow Disclosures:
Interest paid	$9,017	$23

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

Liquidity and Going Concern

As of September 30, 2015, the Company had an accumulated deficit of approximately $66,424 and had limited amounts of available liquidity evidenced by our cash position of $1,687. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

The Company derives the capital required to purchase and originate real estate-related investments and conduct our operations from secured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, the Company entered into a loan agreement (the “Senior Loan”) with third party investment entities. The Senior Loan as described in Note (4) provides for secured loans in an aggregate amount up to $192,000, with cash funding amounts through December 31, 2014 of $165,000 and $20,000 of original issue discount. The Company used $155,000 of the net proceeds to acquire 20 industrial properties. The loans bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. On April 28, 2015, the Company’s lender confirmed the Company’s exercise of its option to extend the maturity date, as provided for under the Senior Loan, from April 28, 2015 to October 28, 2015. As of October 28, 2015, the Company and the lenders under the Senior Loan agreed to extend the maturity date of the Senior Loan to December 28, 2015. The Company’s obligations under the Senior Loan are also guaranteed by Plymouth Industrial REIT, Inc. and each of our Operating Partnership’s subsidiaries.

Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the publicly traded market on the New York Stock Exchange, and subsequently, amendments thereto, the most recent filed as of February 5, 2015. During the quarter ended September 30, 2015, we elected to postpone the offering until market conditions improve. Accordingly, deferred offering costs of $938 were expensed in the quarter ended September 30, 2015.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

The Company’s ability to meet its working capital needs and repay its borrowings under the Senior Loan is dependent on its ability to issue additional equity, secure additional debt financing or other strategic alternatives. There is no assurance, however, that additional debt or other forms of capital will be available to the Company, or on terms acceptable to the Company. In the event those sources of capital are not available to the Company, it would seek an additional extension on the maturity of the Senior Loan, although there can be no assurance that such an extension would be provided or provided on terms acceptable to the Company. The Company’s Board of Directors has undertaken a review of strategic alternatives to enhance stockholder value. Such review will include (among other alternatives): a sale, merger, acquisition or other form of business combination; sale or acquisition of assets; or a debt or equity recapitalization. The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

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

Financial Instruments

The Company estimates the carrying value of cash, restricted cash, senior debt and deferred interest approximate their fair values based on their short term maturity and prevailing interest rates.

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
Unaudited

(3) Investments in Real Estate Joint Ventures

The Company, through its Operating Partnership, has the following investment in real estate joint ventures, which are accounted for on the equity method of accounting based on significant influence over the entities and lack of control over the entities:

•	A 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC, for an investment of $1,250. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owned Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. In July 2015 Wynthrope Holdings, LLC, sold Wynthrope Forest Apartments. On July 17, 2015 the Company received a preliminary cash distribution of $1,700 which is expected to increase slightly upon finalization of the proceeds from the sale. During the quarter ended September 30, 2015, the Company recognized a gain of $1,374 related to the sale.
•	A 50.3% interest in TCG 5400 FIB LP (“5400 FIB”), which was obtained in October and November of 2013 for a total of $3,900. 5400 FIB owns a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21,900 which included $15,000 of secured debt. At the time of the investment, the Property was 100% leased.

A condensed summary of results of operations of the real estate joint ventures is as follows:

	Nine months Ended September 30,
	2015	2014
Revenues	$4,794	$6,340
Expenses	(5,082)	(5,420)
Net income (Loss)	$(288)	$920

Distributions amounted to $1,948 and $457, for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company has borrowed $69,200 under Tranche A and $95,800 under Tranche B for a total of $165,000. At September 30, 2015 and December 31, 2014, there was $165,000 of indebtedness outstanding under the Senior Loan and $20,000 of original issue discount, which is being accreted over the initial term of the Senior Loan, and Payment-in-Kind (PIK) is also accreted to debt. Accordingly, there was $194,135, net of $-0- of unamortized original issue discount, and deferred interest payable of $7,996, outstanding at September 30, 2015. There was $173,627, net of $12,877 of unamortized original issue discount, and deferred interest payable of $1,653, outstanding at December 31, 2014.

On April 28, 2015, the Funds confirmed the Company's exercise of its option, as provided for under the Senior Loan, to extend the maturity date of the Senior Loan to October 28, 2015 from the original maturity date of April 28, 2015. As per the terms of the Senior Loan, in conjunction with the exercise of the option to extend, the Company paid a fee of approximately $874 to the lender, which is included in deferred financing costs in the accompanying consolidated balance sheet at September 30, 2015. The Company has concluded the extension of the maturity is a modification of the Senior Loan and therefore, the $874 fee paid to the lender should be amortized over the 6 month remaining term of the Senior Loan to October 28, 2015, and the increase in the make-whole fee is recorded using the effective interest rate of the six month remaining term of the Senior Loan. As of October 28, 2015 the Company and the Lender agreed to extend the maturity date to December 28, 2015 with a fee payment to the lender of $200 to be amortized over the period of the extension.

The relevant terms of the borrowing arrangement are as follows:

•	The borrowings under the Senior Loan bear interest at a current pay rate equal to 7% per annum. The Company is current on its interest payments.
•	The borrowings under the Senior Loan were made in tranches and also accrue PIK interest at an annual rate of 3% compounded monthly on Tranche A amounts, and at an annual rate of 8% compounded monthly on Tranche B and C amounts. The weighted average of PIK interest was approximately 5% at September 30, 2015 and December 31, 2014. PIK interest amounted to $9,134 and $1,504 at September 30, 2015 and December 31, 2014, respectively, and is included in debt in the accompanying consolidated balance sheets. All PIK amounts are due at maturity.
•	The Company has the option to prepay the loans. With respect to any prepayment or repayment of (a) Tranche A, a make-whole fee in an amount equal to four percent (4%) of the outstanding balance of Tranche A will be payable; (b) Tranche B, a make-whole fee in an amount equal to five percent (5%) of the outstanding balance of Tranche B. The Company has accrued the make-whole fees due upon the maturity of the Senior Loan on October 28, 2015 on the straight line basis which approximates the effective interest rate. The amount of make whole fees accrued at September 30, 2015 and December 31, 2014 was $7,996 and $1,653, respectively, and is included in deferred interest in the accompanying consolidated balance sheets.
•	The borrowings under the Senior Loan are secured by first lien mortgages on all of the Company’s existing properties and pledges of equity interests in the Operating Partnership.
•	The obligations under the Senior Loan are guaranteed by the Company.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

•	The Senior Loan contains affirmative and negative covenants, which include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements.
•	The Senior Loan contains financial covenants that require the maintenance of a minimum debt service coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income of not less than $12,200.
•	The Senior Loan is subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement.

At September 30, 2015, the Company is in compliance with all covenants under the Senior Loan.

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

Type of Compensation	Form of Compensation
Organization and Offering Costs	Reimbursement of organization and offering costs to the Advisor or its affiliates for cumulative organization and offering expenses, but only to the extent that the total organizational and offering costs borne by the Company do not exceed 15.0% of gross offering proceeds as of the date of the reimbursement. Total organization and offering costs incurred from inception to September 30, 2015 were $1,110. Reimbursement of organization and offering costs to the Advisor were none for the nine months ended September 30, 2015 and $26 for the nine months ended September 30, 2014.

Asset Management Fee	Total asset management fees incurred and paid to the Advisor were none for the nine months ended September 30, 2015 and $20 for the nine months ended September 30, 2014.

The Company also incurred $39 for the nine months ended September 30, 2014 in commissions and dealer manager fees owed to the Dealer Manager related to the issuance of common stock. There were none for the nine months ended September 30, 2015.

Colony Hills Capital, LLC who is a member of Colony Hills Capital Residential II, LLC, which is the entity the Company holds a 51.5% interest in, is also a shareholder of the Company.

(8) Commitments

The Company leases space for its corporate office under the terms of a sub-lease. Rental expense for operating leases, including common-area maintenance, was $240 and $241, for the nine months ended September 30, 2015 and 2014, respectively. Amounts of minimum future rental commitments under the operating lease for the remainder of 2015 and for 2016 are $71 and $189, respectively.

(9) Subsequent Events

As of October 28, 2015 the Company and the Lender agreed to extend the maturity date of the Senior Loan to December 28, 2015 with a fee payment to the lender of $200.

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

As of September 30, 2015, the Company owned and operated, or had an interest in, 21 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet which we refer to as the Company Portfolio. As of September 30, 2015, the portfolio of owned and operated properties, or those which we have an interest in, was approximately 93.6% leased to 37 separate tenants across 16 industry types with a weighted average remaining lease term of 4.2 years. Approximately 88.7% of the annualized base rent payments from the Company Portfolio as of September 30, 2015 was from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including, without limitation, real estate taxes, utilities, property insurance, routine maintenance and repairs and property management. We expect this lease structure will insulate us from increases in certain operating expenses and provide more predictable cash flow. Our triple-net leases are structured to generate attractive returns on a long-term basis. The leases typically have initial terms of three to ten years and generally include annual rent escalators. Therefore, our operating results will depend significantly upon the ability of our tenants to make required rental payments. We believe that the Company Portfolio will enable us to generate stable cash flows over time because of the staggered lease expiration schedule, the long-term leases and the low historical occurrence of tenants defaulting under their leases. As of September 30, 2015, leases of the Company Portfolio representing 1.2%, 5.3% and 12.9% of leasable square feet will expire in 2015, 2016 and 2017, respectively.

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

Occupancy Rates.   As of September 30, 2015, the Company Portfolio was approximately 93.6% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas in which our properties are located and the financial condition of tenants in our target markets.

Rental Rates.   We believe that rental rates for Class B industrial properties in our markets continue to recover from the 2008 financial crisis and subsequent economic recession, and accordingly we expect potential increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. The leases of the Company Portfolio scheduled to expire during the three months ended December 31, 2015 represent approximately 1.2% of the pro forma total annualized rent for the Company Portfolio, which we believe is a stable revenue base. In the year ending December 31, 2016 through the year ending December 31, 2018, an aggregate of 26.2% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

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

General and Administrative Expenses

We expect general and administrative expenses, to be consistent with the results of the nine months ended September 30, 2015, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act.

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

Discussion of Results of Operations for the Three and Nine months Ended September 30, 2015 and 2014 (Dollars in thousands)

Except where specifically noted the period over period change in operations to September 30, 2015 is due to the acquisition of 20 industrial properties during the fourth quarter of 2014, located in seven states with an aggregate of approximately 4,350,000 rentable square feet.

Rental Revenue: Rental revenue increased by approximately $4,886 and approximately $14,599 to approximately $4,886 and $14,599 for the three and nine months ended September 30, 2015, respectively, when compared to the three and nine months ended September 30, 2014, respectively.

Equity Investment Income: The Company recognized income (loss) on our investment in joint ventures of approximately ($47) and $119 during the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, we recognized income (loss) in the amount of approximately ($83) and $254 for the joint venture real estate properties.

Property Expenses: Property expenses increased by approximately $1,384 and $4,145 to approximately $1,384 and $4,145 for the three and nine months ended September 30, 2015, respectively, when compared to the three and nine months ended September 30, 2014, respectively.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $2,991 and $9,157 to approximately $2,991 and $9,157 for the three and nine months ended September 30, 2015, respectively, when compared to the three and nine months ended September 30, 2014, respectively.

General and Administrative: General and administrative expenses increased approximately $184 from $733 to $917 for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 and increased approximately $1,788 from $1,891, to $3,679 for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase is attributable primarily to compensation, and non-deferred professional fees.

Acquisition Expenses: Acquisition expenses decreased by approximately $458 from $544 for the three months ended September 30, 2014 to $86 for the three months ended September 30, 2015 due to less acquisition activity in the current quarter. Acquisition expenses increased by approximately $453 from $644 for the nine months ended September 30, 2014 to $1,097 for the nine months ended September 30, 2015 due to the acquisitions we pursued earlier in the current year.

Offering Costs: During the quarter ended September 30, 2015, we elected to postpone our proposed public offering of equity securities pursuant to a Form S-11 registration statement initially filed with the SEC on June 16, 2014. Accordingly deferred offering costs of $938 were expensed in the quarter ended September 30, 2015.

Gain on Disposition on Equity Investment: During the quarter ended September 30, 2015, we completed the sale of an investment in an unconsolidated real estate joint venture and recognized a gain of $1,374.

Interest Expense: Interest expense increased by approximately $7,746 and $38,361 to approximately $7,829 and $38,444 for the three and nine months ended September 30, 2015, respectively, when compared to the three and nine months ended September 30, 2014, respectively. The components of interest are: the current pay rate interest of 7%, payment in kind (PIK) interest at a weighted average rate of approximately 5% due at maturity, amortization of $20,000 discount, and amortization of the make whole payment payable at maturity. Pursuant to the extension of the term and as provided by the original Senior Loan, the Company paid approximately $874 of fees to the lender, and the make whole payment was increased from 2% to 4% for the Tranche A borrowings and from 4% to 5% for the Tranche B borrowings. The $874 fee paid to the Lender is being amortized over the remaining term of the extension to October 28, 2015 of the Senior Loan and the increase in the make-whole fee is recorded using the effective interest rate of the same 6 month extended term.

Net loss: Our net loss increased from approximately $1,241 and $2,364 for the three and nine months ended September 30, 2014, respectively, to approximately $7,932 and $41,570 for the three and nine months ended September 30, 2015, respectively, attributable to the 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet acquired during the fourth quarter of 2014, depreciation and amortization expense associated with these acquisitions, acquisition costs, and interest expense incurred.

Net Operating Income: Net operating income increased from $0 for the three and nine months ended September 30, 2014 to approximately $3,502 and $10,454 for the three and nine months ended September 30, 2015.

EBITDA: The EBITDA increased from a loss of approximately $1,158 and $2,281 for the three and nine months ended September 30, 2014, respectively, to earnings of approximately $2,888 and $6,031 for the three and nine months ended September 30, 2015, respectively, attributable to the 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet acquired during the fourth quarter of 2014. The EBITDA loss of approximately $1,158 and $2,281 for the three and nine months ended September 30, 2014, respectively, was due primarily to the funding of general and administrative expenses.

FFO: FFO loss increased from approximately $972 and $1,556 for the three and nine months ended September 30, 2014, respectively, to a loss of approximately $6,218 and $32,547 for the three and nine months ended September 30, 2015, respectively, due primarily to interest expense associated with the senior secured loan of which a substantial portion of the proceeds were used to acquire 20 industrial properties during the fourth quarter of 2014.

AFFO: AFFO loss increased from approximately $285 and $455 for the three and nine months ended September 30, 2014, respectively, to a loss of approximately $3,611 and $29,142 for the three and nine months ended September 30, 2015, respectively, due primarily to interest expense associated with the senior secured loan, of which a substantial portion of the proceeds were used to acquire 20 industrial properties during the fourth quarter of 2014.

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

The following is a reconciliation of reported net loss for the periods presented, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Three Months Ended		Nine Months Ended
NOI:	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(7,932)	$(1,241)	$(41,570)	$(2,364)
General and administrative	917	733	3,679	1,891
Acquisition expense	86	544	1,097	644
Interest expense	7,829	83	38,444	83
Depreciation and amortization	2,991	—	9,157	—
Offering costs	938	—	938	—
Other Income (expense)	(1,327)	(119)	(1,291)	(254)

NOI	$3,502	$—	$10,454	$—

Net operating income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Rental revenue	$4,886	$—	$14,599	$—
Property expenses	1,384	—	4,145	—

NOI	$3,502	$—	$10,454	$—

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(7,932)	$(1,241)	$(41,570)	$(2,364)
Depreciation and amortization	2,991	—	9,157	—
Interest expense	7,829	83	38,444	83

EBITDA	$2,888	$(1,158)	$6,031	$(2,281)

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

The following table sets forth a reconciliation of our net loss, the nearest GAAP equivalent, to FFO for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
	(In thousands)
Net loss	$(7,932)	$(1,241)		$(41,570)	$(2,364)
Depreciation and amortization	2,991	—		9,157	—
Gain on disposition of equity investment	(1,374)	—		(1,374)	—
Adjustment for unconsolidated joint ventures	97	26	9	1,240	808

FFO	$(6,218)	$(972)		$(32,547)	$(1,556)

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

AFFO further adjusts FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, impairment losses, write-off of deferred offering costs and non-cash equity compensation. As with FFO, our reported AFFO may not be comparable to other REITs’ AFFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our FFO to AFFO for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
FFO	$(6,218)	$(972)	$(32,547)	$(1,556)
Amortization of above or accretion of below market lease rents	(89)	—	(263)	—
Offering cost	938	—	938	—
Acquisition expense	86	544	1,097	644
Distributions	1,775	143	1,948	457
Straight line rent	(103)	—	(315)	$—

AFFO	$(3,611)	$(285)	$(29,142)	$(455)

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

The loans under the senior secured loan bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. On April 28, 2015, the Company’s Lender’s confirmed the Company's exercise of its option, as provided for under the Senior Loan to extend the maturity date to October 28, 2015 from the original maturity date of April 28, 2015. As per the terms of the Senior Loan, in conjunction with the exercise of the option to extend, the Company paid approximately $874 of fees to the lender, which are included in deferred financing costs in the accompanying consolidated balance sheet at September 30, 2015. The Company has concluded the extension of the maturity is a modification of the Senior Loan and therefore, the $874 fee paid to the lender should be amortized over the 6 month remaining term through October 28, 2015 of the Senior Loan, and the increase in the make-whole fee is recorded using the effective interest rate of the 6 month remaining term.

As of October 28, 2015 the Company and the Lenders under the Senior Loan agreed to extend the maturity date to December 28, 2015.

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

The senior secured loan contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The senior secured loan contains financial covenants that require the maintenance of a fixed charge coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income of $12,200. The senior secured loan agreement is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of the company as defined in the senior secured loan agreement. As of September 30, 2015 we were in compliance with all covenants under the senior secured loan. As of September 30, 2015, we had an accumulated deficit of approximately $66,424 and had limited amounts of available liquidity evidenced by our cash position of $1,687. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

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

In summary, our cash flows were:

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(3,830)	$(1,679)

Net cash provided by (used in) investing activities	$1,829	$(853)

Net cash provided by (used in) financing activities	$(1,286)	$2,444

Operating Activities: Net cash used in operating activities was approximately $3,830 during the nine months ended September 30, 2015 and $1,679 for the nine months ended September 30, 2014. In the fourth quarter of 2014, we acquired 20 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet. Our net loss increased significantly from $2,364 for the nine months ended September 30, 2014 to $41,570 for the nine months ended September 30, 2015. Cash used in operating activities included approximately $29,428 of non-cash interest charges, including deferred interest, and approximately $9,157 of depreciation and amortization expense.

Investing Activities: Net cash provided by investing activities for the nine months ended September 30, 2015 was $1,829, which represented distributions from the Company’s unconsolidated joint ventures of $240 as well as proceeds from the disposition of an equity investment of $1,708 offset by real estate improvements of $119. Net cash used in investing activities for the nine months ended September 30, 2014 of $853 represented deposits for property acquisition offset by distributions from the Company’s unconsolidated joint ventures.

Financing Activities: For the nine months ended September 30, 2015, the Company incurred $874 of deferred financing costs in connection with the extension of the term under the Senior Loan. During the nine months ended September 30, 2014, we incurred $412 of deferred offering costs related to the June 16, 2014 Company filing of an S-11 registration with the SEC for issuance of securities. During the nine months ended September 30, 2014 the Company raised $1,096, net of offering costs, from the issuance of Common Stock related to our prior public offering that was terminated in early 2014 as well as the proceeds from a working capital loan offset by deferred public offering costs.

At September 30, 2015, the Company had cash of $1,687 with obligations outstanding under the senior secured loan, and no obligations to fund capital in the existing investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. As described below, management had previously identified a material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of the current review, our management has concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective. The specific material weakness that management identified in our internal controls as of September 30, 2015 is as follows:

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.

The Company has taken a number of actions to address this weakness, including:

•	Hiring an adequately qualified CFO

•	Hiring an adequately qualified VP of Accounting

•	Use of third-party financial consultants as needed for specific GAAP and SEC-related requirements.

Based on an evaluation of the controls in place at September 30, 2015 management has concluded that significant improvements have been made and to address the continued growth anticipated for the balance of 2015, the Company will be required to continue to add personnel to appropriately address the control environment and ensure timely and accurate financial reporting.

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

Daniel Wright,

Chief Financial Officer

Dated: November 13, 2015