Form 10-K
period 2015-12-31
Plymouth Industrial REIT Inc.
filed 2016-03-30
CIK 1515816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐  NO ☑

Aggregate Market value of the common stock held by non affiliates of the registrant: No established market exists for the Registrant’s shares of common stock. As of March 15, 2016 there were 1,327,859 outstanding shares of common stock of Plymouth Industrial REIT, Inc.

PLYMOUTH INDUSTRIAL REIT, INC.

Form 10-K

For the Year Ended December 31, 2015

Signatures

Consolidated Financial Statements

Exhibits

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors, including, without limitation:

•	the factors included in this Annual Report on Form 10-K, including those set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”;
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or REIT tax laws, and potential increases in real property tax rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GLOSSARY

In this Annual Report on Form 10-K:

•	“Plymouth,” “our company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc.;
•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2015, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Class A industrial properties” means industrial properties that typically possess most of the following characteristics: 15 years old or newer, square footage generally in excess of 200,000 square feet, concrete tilt-up construction, clear height in excess of 26 feet, a ratio of dock doors to floor area that is more than one door per 10,000 square feet and energy efficient design characteristics suitable for current and future tenants;
•	“Class B industrial properties” means industrial properties that are typically more than 15 years old, have clear heights between 18 and 26 feet and square footage between 50,000 and 500,000 square feet. Building systems (mechanical, HVAC and utility) have adequate capacities to deliver services currently required by tenants but may need upgrades for future tenants;
•	“Company Portfolio” means the Existing Portfolio;
•	“Existing Portfolio” means the 21 distribution centers, warehouse and light industrial properties which the Company currently owns and operates or in which it has an interest;
•	“net operating income” or “NOI” means total revenue (including rental revenue, tenant reimbursements, management, leasing and development services revenue and other income) less property-level operating expenses including allocated overhead. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense and other non-operating expenses;
•	“OP units” means units of limited partnership interest in our operating partnership;
•	“our operating partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“primary markets” means gateway cities and the following six largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Chicago, Washington, DC and Boston; and
•	“secondary markets” means for our purposes non-gateway markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the Eastern half of the U.S. and Texas: Atlanta, Austin, Baltimore, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa.

Our definitions of Class A industrial properties, Class B industrial properties, primary markets and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

PART I

ITEM 1. BUSINESS

Overview

Plymouth Industrial REIT, Inc., formerly known as Plymouth Opportunity REIT, Inc., is a Maryland corporation, formed on March 7, 2011. We are a full service, vertically integrated, self-administered and self-managed Maryland corporation focused on the acquisition, ownership and management of single-and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the Eastern half of the U.S. and Texas. We currently own and operate, or have an interest in, 21 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet. As of December 31, 2015, our current portfolio of owned and operated properties, or those which we have an interest in, was approximately 94.6% leased to 38 separate tenants across 17 industry types.

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

As of December 31, 2015, we had approximately $165 million outstanding under our senior secured loan agreement, bearing interest at a current pay rate equal to 7% per annum, coupled with accrued payment-in-kind features with respect to the remaining interest at varying rates. Accrued payment–in-kind interest was $11,800 and $1,504 at December 31, 2015 and 2014, respectively. The loans are subject to a make-whole premium at the time of repayment. The borrowings under the senior secured loan are secured by first lien mortgages on all of the properties in the Existing Portfolio and pledges of equity interests in our operating partnership and its subsidiaries. Our obligations under the senior secured loan are also guaranteed by our company and each of our operating partnership’s wholly-owned subsidiaries.

The loans matured on February 29, 2016. As of February 9, 2016 the loan was transferred to a new entity, “Holder” and as of February 29, 2016 the Company and Holder entered into a forbearance agreement acknowledging the default under the loan for non-payment in full at maturity and providing for a forbearance of action through April 30, 2016. During this period the Company will seek to restructure the loan, obtain alternative debt, additional equity or other capital. There is no assurance, however, that those forms of capital or restructure will be available to us, or on terms acceptable to us.

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

We intend to source our acquisitions primarily through a combination of off-market and lightly marketed transactions, sale lease-backs and related transactions from illiquid owners and short sales and discounted note purchases from financial institutions. We expect to benefit from our management team’s extensive business and personal relationships and research-driven origination methods to generate investment opportunities, many of which may not be available to our competitors. Additionally, rental rates in our target markets continue to recover from their recessionary lows, and we believe these rates will increase over time.

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

According to a study published by CBRE, which examines the availability rates of industrial properties, the majority of industrial tenants are satisfied with their Class B industrial properties. While these Class B industrial properties usually have lower clear height, less cross-docked loading, less technology incorporated into building utilities and overall less functionality than Class A industrial properties, such building characteristics also result in lower building costs which result in lower rents when compared to Class A industrial properties. Thus, Class B industrial properties are priced for the industrial functionality they deliver, which tends to result in high tenant retention rates.

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

Overall, we believe that the aforementioned factors impacting the supply and demand dynamic create a compelling case for the attractiveness and overall cost effectiveness of Class B industrial properties among a variety of tenants. Class B industrial property owners and operators generally benefit from low tenant rollover because of the properties’ locations and sufficient functionality. Tenants tend to benefit from lower rentals rates, while we believe investors can expect stable and predictable cash flows and lower volatility.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined under the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in the Company Portfolio in the aggregate substantially comply with present requirements of the ADA, and we have not received any notice for correction from any regulatory agency, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance and therefore we may own properties that are not in compliance with the ADA.

ADA compliance is dependent upon the tenant’s specific use of the property, and as the use of a property changes or improvements to existing spaces are made, we will take steps to ensure compliance. Noncompliance with the ADA could result in additional costs to attain compliance, imposition of fines by the U.S. government or an award of damages or attorney’s fees to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations to achieve compliance as necessary.

Environmental Matters

The Company Portfolio is subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore, it is possible we could incur these costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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

Insurance

We carry commercial general liability, fire, extended coverage and rental loss insurance covering all the properties under a blanket insurance policy. Our property insurance program provides coverage on a special “all risk” perils form for certain losses, including, but not limited to, losses caused by floods, earthquakes and certain acts of terrorism as defined by TRIA. We believe the policy specifications and insured limits are appropriate and adequate given the level of risk of loss, the cost of coverage and standard industry practice. However, our insurance coverage may not be sufficient to fully cover all of our losses.

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

Our Corporate Information

Our principal executive offices are located at 260 Franklin Street, Suite 1900, Boston, Massachusetts 02110. Our telephone number is (617) 340-3814. Our website is www.plymouthreit.com.We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). Access to those reports and other filings with the SEC may be obtained, free of charge from our website, www.plymouthreit.com or through the SEC’s website at www.sec.gov. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A. RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table provides certain information with respect to the Existing Portfolio as of December 31, 2015. Through wholly-owned subsidiaries of our operating partnership we own 100% fee simple ownership in twenty properties and a 50.3% interest in one additional industrial property in the Existing Portfolio.

Existing Portfolio

Metro	Address	Property Type	Percent Ownership	Year Built/ Renovated (1)	Square Footage	Occupancy (2)	Annualized Rent(3)	Percent of Existing Portfolio Annualized Rent	Annualized Rent/ Square Foot(4)
Chicago, IL	3940 Stern Avenue	Warehouse/Light Manufacturing	100%	1987	146,798	100%	$566,640	3.9%	$3.86
Chicago, IL	1875 Holmes Road	Warehouse/Light Manufacturing	100%	1989	134,415	100%	$623,686	4.3%	$4.64
Chicago, IL	1355 Holmes Road	Warehouse/ Distribution	100%	1975/1999	82,456	100%	$379,397	2.6%	$4.60
Chicago, IL	2401 Commerce Drive	Warehouse/Flex	100%	1994	78,574	100%	$566,197	3.9%	$7.21
Chicago, IL	189 Seegers Road	Warehouse/Light Manufacturing	100%	1972	25,000	100%	$159,181	1.1%	$6.37
Chicago, IL	11351 W. 183rd Street	Warehouse/ Distribution	100%	2000	18,768	100%	$178,484	1.2%	$9.51
Cincinnati, OH	Mosteller Distribution Center I & II	Warehouse/Light Manufacturing	100%	1959	358,386	100%	$1,022,912	7.1%	$2.85
Cincinnati, OH	4115 Thunderbird Lane	Warehouse/Light Manufacturing	100%	1991	70,000	100%	$234,500	1.6%	$3.35
Florence, KY	7585 Empire Drive	Warehouse/Light Manufacturing	100%	1973	148,415	100%	$408,141	2.8%	$2.75
Columbus, OH	3500 Southwest Boulevard	Warehouse/ Distribution	100%	1992	527,127	100%	$1,782,634	12.3%	$3.38
Columbus, OH	3100 Creekside Parkway	Warehouse/ Distribution	100%	2004	340,000	100%	$986,000	6.8%	$2.90
Columbus, OH	8288 Green Meadows Dr.	Warehouse/ Distribution	100%	1988	300,000	100%	$882,000	6.1%	$2.94
Columbus, OH	8273 Green Meadows Dr.	Warehouse/ Distribution	100%	1996/2007/ 2012	77,271	74.8%	$265,477	1.8%	$3.44
Columbus, OH	7001 American Pkwy	Warehouse/ Distribution	100%	1986/2007	54,100	100%	$175,825	1.2%	$3.25
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	Warehouse/ Distribution	100%	1989	202,303	69.3%	$411,923	2.8%	$2.04
Jackson, TN	210 American Dr.	Warehouse/ Distribution	100%	1967/1981	638,400	100%	$1,404,480	9.7%	$2.20
Atlanta, GA	32 Dart Road	Warehouse/Light Manufacturing	100%	1988	194,800	100%	$506,480	3.5%	$2.60
Atlanta, GA(5)	5400 Fulton Industrial Blvd	Warehouse/ Distribution	50.3%	1967/1995/ 2005/2013	343,423	56.6%	$830,106	5.7%	$2.42
Portland, ME	56 Milliken Road	Warehouse/Light Manufacturing	100%	1966	200,625	100%	$1,015,346	7.0%	$5.06
Marlton, NJ	4 East Stow Road	Warehouse/ Distribution	100%	1986	156,634	97.7%	$778,718	5.4%	$4.97
Cleveland, OH	1755 Enterprise Parkway	Warehouse/Light Manufacturing	100%	1979/2005	255,570	100.0%	$1,324,887	9.2%	$5.18

Existing Portfolio—Industrial Properties— Total/Weighted Average					4,353,065	94.6%	$14,503,014	100.0%	$3.33

_______________

(1)	Renovation means significant upgrades, alterations or additions to building areas, interiors, exteriors and/or systems.
(2)	Includes both in-place and committed tenants, which we define as our tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of December 31, 2015.
(3)	Annualized rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2015, by (ii) 12, and then by (iii) our percentage ownership interest for such property, where applicable. On December 31, 2015, there were no rent abatements or concessions in effect that would impact cash rent.
(4)	Calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2015, by (ii) 12, and then dividing by leased square feet for such property as of December 31, 2015.
(5)	We own a 50.3% equity interest in the owner of this facility, which is leased to two tenants with lease expirations in 2018 and 2022. Data shown have been adjusted to reflect 50.3% of the annualized base rent and square footage.

Description of Existing Portfolio

Plymouth Industrial REIT Industrial Portfolio is comprised of 20 fully owned and one 50.3% interest in distribution warehouse, light manufacturing and flex properties totaling 4,353,065 square feet, based on proportionate ownership share. The portfolio is leased to 37 tenants under 38 leases, detailed in the chart below. The buildings were built between 1959 and 2004.

Address	Market	State	Tenant	Rentable Square Feet	Percent of Rentable Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Annualized Base Rent	Lease Type
2401 Commerce	Chicago	IL	VW Credit	18,309	0.4%	12/31/16	$6.60	$120,839	0.8%	Modified Gross
3940 Stern	Chicago	IL	Colony Display Systems	146,798	3.4%	12/31/16	$3.86	$566,640	3.9%	Triple Net
6075 East Shelby Drive	Memphis	TN	Dollar Tree	20,400	0.5%	12/31/16	$4.06	$82,824	0.6%	Gross
6005 East Shelby Drive	Memphis	TN	Libra Resources	13,680	0.3%	07/31/16	$2.50	$34,200	0.2%	Triple Net
6045 East Shelby Drive	Memphis	TN	CLS	11,352	0.3%	10/31/16	$2.50	$28,380	0.2%	Triple Net
				210,539	4.8%	2016 Total	$3.96	$832,883	5.7%
3500 Southwest Boulevard	Columbus	OH	Pier One	527,127	12.1%	12/31/17	$3.38	$1,782,634	12.3%	Triple Net
6045 East Shelby Drive	Memphis	TN	Livewell Holdings	27,380	0.6%	09/30/17	$2.75	$75,295	0.5%	Triple Net
				554,507	12.7%	2017 Total	$3.35	$1,857,929	12.8%
1755 Enterprise Parkway	Cleveland	OH	ICM Distributing	35,066	0.8%	12/31/18	$5.05	$177,083	1.2%	Triple Net
1755 Enterprise Parkway	Cleveland	OH	Curbell Plastics	21,200	0.5%	01/31/18	$4.90	$103,880	0.7%	Triple Net
7001 Americana Parkway	Columbus	OH	ADS Alliance Data Systems	54,100	1.2%	11/30/18	$3.25	$175,825	1.2%	Triple Net
7585 Empire Drive	Cincinnati	OH	Groneck	58,050	1.3%	07/31/18	$2.75	$159,638	1.1%	Triple Net
8273 Green Meadows Drive	Columbus	OH	Re-Source USA	19,328	0.4%	10/31/18	$4.50	$86,976	0.6%	Triple Net
6045 East Shelby Drive	Memphis	TN	Walker J Walker	53,618	1.2%	05/31/18	$3.00	$160,854	1.1%	Triple Net
6075 East Shelby Drive	Memphis	TN	Inhouse Logistics	13,680	0.3%	10/31/18	$2.22	$30,370	0.2%	Triple Net
5400 Fulton Industrial Blvd	Atlanta	GA	UPS	71,951	1.7%	01/31/18	$3.00	$215,852	1.5%	Triple Net
56 Milliken Road	Portland	ME	Barber Foods	91,036	2.1%	12/31/18	$6.34	$576,990	4.0%	Triple Net
				418,029	9.6%	2018 Total	$4.04	$1,687,468	11.6%
1875 Holmes	Chicago	IL	AMTEC Precision Products	134,415	3.1%	10/31/19	$4.64	$623,686	4.3%	Triple Net
189 Seegers	Chicago	IL	MIDCO - Bay Insulation	25,000	0.6%	06/30/19	$6.37	$159,181	1.1%	Triple Net
8288 Green Meadows Drive	Columbus	OH	Volvo Parts North America	300,000	6.9%	10/31/19	$2.94	$882,000	6.1%	Triple Net
3100 Creekside Parkway	Columbus	OH	Liquidity Services	340,000	7.8%	02/28/19	$2.90	$986,000	6.8%	Modified Gross
4 East Stow Road	Marlton	NJ	Rivertech Solutions	75,493	1.7%	06/30/19	$4.84	$365,386	2.5%	Triple Net
4 East Stow Road	Marlton	NJ	MBO	37,608	0.9%	07/31/19	$4.67	$175,629	1.2%	Triple Net
				912,516	21.0%	2019 Total	$3.50	$3,191,882	22.0%
1355 Holmes	Chicago	IL	Abrasive Form	42,535	1.0%	06/30/20	$4.18	$177,796	1.2%	Triple Net
11351 W 183rd Street	Chicago	IL	Instituform	18,768	0.4%	01/31/20	$9.51	$178,484	1.2%	Triple Net
210 American Drive	Jackson	TN	Perseus Distribution	638,400	14.7%	05/31/20	$2.20	$1,404,480	9.7%	Triple Net
1755 Enterprise Parkway	Cleveland	OH	Royal Chemical	145,334	3.3%	03/31/20	$5.25	$763,280	5.3%	Triple Net
56 Milliken Road	Portland	ME	Paradigm Operating	109,589	2.5%	04/30/20	$4.00	$438,356	3.0%	Triple Net
				954,626	21.9%	2020 Total	$3.10	$2,962,396	20.4%
2401 Commerce	Chicago	IL	SAV - RX	60,265	1.4%	12/31/21	$7.39	$445,358	3.1%	Modified Gross
11540-11630 Mosteller Road	Cincinnati	OH	Standard Aero	236,405	5.4%	04/30/21	$2.65	$626,473	4.3%	Triple Net
4115 Thunderbird Lane	Cincinnati	OH	Worldpac	70,000	1.6%	04/30/21	$3.35	$234,500	1.6%	Triple Net
8273 Green Meadows Drive	Columbus	OH	Vest Com	38,470	0.9%	08/31/21	$4.64	$178,501	1.2%	Triple Net
4 East Stow Road	Marlton	NJ	Cherry Hills Photo	39,950	0.9%	06/30/21	$5.95	$237,703	1.6%	Triple Net
				445,090	10.2%	2021 Total	$3.87	$1,722,533	11.9%
5400 Fulton Industrial Blvd	Atlanta	GA	Sherwood	122,361	2.8%	10/31/22	$5.02	$614,254	4.2%	Triple Net
11540-11630 Mosteller Road	Cincinnati	OH	Toyobo	121,981	2.8%	09/30/22	$3.25	$396,438	2.7%	Triple Net
				244,342	5.6%	2022 Total	$4.14	$1,010,692	7.0%
				—	0.0%	2023 Total	$—	$—	0.0%
32 Dart Road	Atlanta	GA	American Driveline	194,800	4.5%	08/31/24	$2.60	$506,480	3.5%	Triple Net
7585 Empire Drive	Cincinnati	OH	Prestolite	90,365	2.1%	09/30/24	$2.75	$248,504	1.7%	Triple Net
				285,165	6.6%	2024 Total	$2.65	$754,984	5.2%
1355 Holmes	Chicago	IL	AMTEC Precision Products	39,921	0.9%	04/30/25	$5.05	$201,601	1.4%	Triple Net
				39,921	0.9%	2025 Total	$5.05	$201,601	1.4%	Triple Net
1755 Enterprise Parkway	Cleveland	OH	Technoform Glass	53,970	1.2%	03/31/26	$5.20	$280,644	1.9%
				53,970	1.2%	2026 Total	$5.20	$280,644	1.9%
8273 Green Meadows Drive	Columbus	OH	Vacant	19,473	0.4%		$—	$—	0.0%
6005 East Shelby Drive	Memphis	TN	Vacant	34,200	0.8%		$—	$—	0.0%
6075 East Shelby Drive	Memphis	TN	Vacant	21,153	0.5%		$—	$—	0.0%
6005 East Shelby Drive	Memphis	TN	Vacant	6,840	0.2%		$—	$—	0.0%
5400 Fulton Industrial Blvd	Atlanta	GA	Vacant	149,111	3.4%		$—	$—	0.0%
4 East Stow Road	Marlton	NJ	Vacant	3,583	0.1%		$—	$—	0.0%
Vacant Total				234,360	5.4%		$—	$—	0.0%
Grand Total				4,353,065	100.0%		$3.33	$14,503,014	100.0%

Average lease term of the in place leases is 4.2 years as of December 31, 2015.

Year of Expiration	Number of Leases Expiring	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Available		234,360	5.4%	$—	0.0%	$—
2016	5	210,539	4.8%	$832,883	5.7%	$3.96
2017	2	554,507	12.7%	$1,857,929	12.8%	$3.35
2018	9	418,029	9.6%	$1,687,468	11.6%	$4.04
2019	6	912,516	21.0%	$3,191,882	22.1%	$3.50
2020	5	954,626	21.9%	$2,962,396	20.4%	$3.10
2021	5	445,090	10.2%	$1,722,535	11.9%	$3.87
2022	2	244,342	5.7%	$1,010,692	7.0%	$4.14
2023	0	—	0.0%	$—	0.0%	$—
2024	2	285,165	6.6%	$754,984	5.2%	$2.65
2025	1	39,921	0.9%	$201,601	1.4%	$5.05
Thereafter	1	53,970	1.2%	$280,644	1.9%	$5.20
Total/Weighted Average	38	4,353,065	100.0%	$14,503,012	100.0%	$3.33

Joint venture Investments

As of December 31, 2015 and 2014, through our Operating Partnership, we indirectly owned, a 50.3% equity interest in one entity, that owns a warehouse facility. In addition, as of December 31, 2014 we indirectly owned, through our Operating Partnership a 51.5% interest in an entity that owned a multi-family property consisting of 270 units. The multi-family property was sold in 2015 and the investment liquidated.

On October 1, 2013, the Company through our Operating Partnership, completed a $3.5 million investment in TCG 5400 FIB LP (“5400 FIB”), which owns a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21.9 million which included $15.0 million of secured debt. At the time of the investment, the Property was 100% leased. On November 15, 2013, the Company, through our Operating Partnership, completed an additional $400,000 equity investment in 5400 FIB and increased its investment to $3.9 million resulting in a 50.3% equity interest.

The Company funded the purchase price of these investments with proceeds from its original Public Offering.

During the first quarter of 2015 we entered into agreements to acquire a portfolio of properties totaling an aggregate of approximately 1,895,839 square feet leased to 14 tenants for an aggregate purchase price of approximately $79.5 million. The acquisition of this portfolio was to be funded with proceeds from debt financings and the issuance of additional equity. The acquisitions did not occur as due to market conditions the Company, in September 2015, elected to postpone its Initial Public Offering as set forth in the S-11 Registration Statement filed June 14, 2014 as amended most recently February 5, 2015.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 15, 2016, we had 1,327,859 shares of common stock outstanding held by a total of 187 stockholders. The number of stockholders is based on the records of ACS Securities Services, which serves as our transfer agent.

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

Distribution Information

We have not paid or declared any cash dividends as of December 31, 2015. We made quarterly distributions in shares of our common stock beginning with the fiscal quarter ended September 30, 2012 through the fiscal quarter ended March 31, 2014. Our ability to make cash distributions in the future will depend on our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from the Company Portfolio, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures.

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

Furthermore, we anticipate that, at least initially, our distributions will exceed our then-current and then-accumulated earnings and profits for the relevant taxable year, as determined for U.S. federal income tax purposes, due to non-cash expenses, primarily depreciation and amortization charges that we expect to incur. Therefore, all or a portion of these distributions may represent a return of capital for U.S. federal income tax purposes. The extent to which our distributions exceed our current and accumulated earnings and profits may vary substantially from year to year. To the extent that a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a holder’s adjusted tax basis in the holder’s shares and to the extent that it exceeds the holder’s adjusted tax basis will be treated as gain resulting from a sale or exchange of such shares.

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

From the commencement of the Offering through December 31, 2014, we incurred selling commissions, dealer manager fees and other organization and offering costs related to the prior initial public offering in the amounts set forth below. We paid selling commissions and dealer manager fees to our former affiliate Plymouth Real Estate Capital, LLC, or the Dealer Manager. No expenses were incurred in 2015.

Type of Expense	Amount

Selling commissions and dealer manager fees	$355,050
Other organization and offering costs	1,110,932
Total expenses	$1,465,982

Our former sponsor, Plymouth Group Real Estate, LLC, (“Sponsor”) incurred approximately $2,338,996 of costs on our behalf, which were repaid as of December 31, 2014. There were no expenses incurred in 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2015 and 2014.

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

As of December 31, 2015, we owned and operated, or had an interest in, 21 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet, which we refer to as the Company Portfolio. As of December 31, 2015, our portfolio of owned and operated properties, or those which we have an interest in, was approximately 94.6% leased to 37 separate tenants under 38 leases, across 17 industry types with a weighted average remaining lease term of 4.2 years. Approximately 88.7% of the annualized base rent payments from the Company Portfolio as of December 31, 2015 was from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including, without limitation, real estate taxes, utilities, property insurance, routine maintenance and repairs and property management. We expect this lease structure will insulate us from increases in certain operating expenses and provide more predictable cash flow. Our triple-net leases are structured to generate attractive returns on a long-term basis. The leases typically have initial terms of three to ten years and generally include annual rent escalators. Therefore, our operating results will depend significantly upon the ability of our tenants to make required rental payments. We believe that the Company Portfolio will enable us to generate stable cash flows over time because of the staggered lease expiration schedule, the long-term leases and the low historical occurrence of tenants defaulting under their leases. As of December 31, 2015, leases of the Company Portfolio representing 4.8%, 12.7% and 9.6% of leasable square feet will expire in 2016, 2017 and 2018, respectively.

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

Occupancy Rates.    As of December 31, 2015, the Company Portfolio was approximately 94.6% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas in which our properties are located and the financial condition of tenants in our target markets.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. The leases of the Company Portfolio scheduled to expire during the year December 31, 2016 represent approximately 5.7% of the total annualized rent for the Company Portfolio, which we believe is a stable revenue base. In the year ending December 31, 2017 through the year ending December 31, 2019, an aggregate of 46.5% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

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

General and Administrative Expenses

We expect general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act to remain stable with moderate increases as additional properties are acquired.

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

We believe our most critical accounting policies are accounting for purchase price allocation in accordance with ASC 805-10 “Business Combinations,” the regular evaluation of whether the value of a real estate asset has been impaired and accounting for joint ventures. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on independent third party experts, collected historical data and current market data, and our experience to analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

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

Cash

We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2015, we had not realized any losses in such cash accounts and believe that we are not exposed to any significant risk of loss.

Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012 and we believe that our organization and method of operation enable us to continue to meet the requirements for qualification and taxation as a REIT. We had no taxable income prior to electing REIT status. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2012 and thereafter.

Investments in Real Estate

We generally acquire individual properties, and, in some instances, a portfolio of properties. When we acquire individual operating properties with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, intangible assets related to above and below market leases, value of costs to obtain tenants, and other assumed assets and liabilities. We consider Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon our estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the estimated, reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often is based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

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

As discussed above in investments in real estate, in connection with property acquisitions, we may acquire leases with rental rates above or below the market rental rates. Such differences are recorded as an intangible lease asset or liability and amortized to “Rental revenues” over the reasonably assured term of the related leases. The unamortized balances of these assets and liabilities associated with the early termination of leases are fully amortized to rental revenues in our consolidated financial statements over the shorter of the expected life of such assets and liabilities or the remaining lease term.

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

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

Components of our Results of Operations

The following is a description of the significant components of our consolidated income statements:

Revenues

Rental revenue is generated from tenants in accordance with lease provisions over the lease term. Prior to October 28, 2014, we did not have rental income from properties.

Equity Investment Income (Loss)

Equity investment income (loss) represents our proportional share of net income or loss as determined under GAAP in our investments in real estate limited partnerships or other entities. As of December 31, 2015 and 2014, through our Operating Partnership, we indirectly owned a 50.3% equity interest in one entity, that owns a warehouse facility. In addition, as of December 31, 2014, we indirectly owned through our Operating Partnership a 51.5% interest in an entity that owned a multi-family property consisting of 270 units. The multi-family property was sold in 2015 and the investment liquidated. The company recognized a gain on disposition of this equity investment of $1,380.

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

Offering Costs

Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the public market on the New York Stock Exchange, and subsequently amendments thereto, the most recent filed as of February 5, 2015. During the quarter ended September 30, 2015, we elected to postpone the offering until market conditions improve. Accordingly, deferred offering costs of $938 were expensed in the year ended December 31, 2015.

Interest Expense

Interest expense represents the cost of amounts borrowed under our senior secured loan, including current pay rate interest, payment in kind (PIK) interest at a weighted average rate of approximately 5.0% due at maturity, amortization of $20,000 original issue discount, a make whole payment payable at maturity, fees incurred in the placement of the debt and fees paid related to extension and modification of maturity date.

Results of Operations

Discussion of Year Ended December 31, 2015 compared to Year Ended December 31, 2014 (all amounts in thousands except share and per share amounts):

	Year ended
	December 31,
	2015	2014

Rental revenue	$19,290	$2,664
Equity investment income (loss)	(85)	175
Total revenues	19,205	2,839

Operating expenses:
Property	5,751	604
Depreciation and amortization	12,136	1,642
General and administrative	4,688	3,302
Acquisition costs	1,061	2,773
Offering costs	938	—
Total operating expenses	24,574	8,321

Operating loss	(5,369)	(5,482)

Other Income (expense):
Gain on disposition of equity investment	1,380	332
Interest expense	(44,676)	(13,279)
Total other expenses, net	(43,296)	(12,947)

Net loss	$(48,665)	$(18,429)

Non GAAP Financial Measures

NOI	$13,539	$2,060
EBITDA	$8,147	$(3,508)
FFO	$(36,546)	$(16,052)
AFFO	$(33,272)	$(11,795)

Except where specifically noted the year over year change in operations to December 31, 2015 is due to the full year of operations of the 20 industrial properties located in seven states with an aggregate of approximately 4,000,000 rentable square feet acquired during the fourth quarter of 2014.

Rental Revenue: Rental revenue increased by approximately $16,626 to approximately $19,290 for the year ended December 31, 2015.

Equity Investment Income (Loss): We recognized income on our investment in joint ventures of approximately $175 in 2014 due to the performance of the properties. In 2015, we recognized a loss in the amount of approximately $(85).

Property Expenses: Property expenses increased by approximately $5,147 to approximately $5,751 for the year ended December 31, 2015.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $10,494 to approximately $12,136 for the year ended December 31, 2015.

General and Administrative: General and administrative expenses increased approximately $1,386 from $3,302 for the year ended December 31, 2014 to $4,688 for the year ended December 31, 2015. The increase is attributable primarily to compensation, and non-deferred professional fees.

Acquisition Expenses: Acquisition expenses decreased by approximately $1,712 to approximately $1,061 for the year ended December 31, 2015. Acquisition expenses in 2015 primarily consist of costs related to acquisitions we decided not to pursue. Acquistion expenses for the year ended December 31, 2014 were primarily related to costs of completed acquisitions.

Offering Costs: Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the publicly traded market on the New York Stock Exchange, and subsequently, amendments thereto, the most recent filed as of February 5, 2015. During the quarter ended September 30, 2015, we elected to postpone the offering until market conditions improve. Accordingly, deferred offering costs of $938 were expensed in the year ended December 31, 2015.

Interest Expense: Interest expense increased by approximately $31,397 to $44,676 for the year ended December 31, 2015 due to the senior secured loan obtained in October, 2014. The components of interest for the year ended December 31, 2015 are: the current pay rate interest of 7% of $12,148, payment in kind (PIK) interest at weighted average rate of approximately 5% due at maturity of $10,296, amortization of $20,000 discount of $12,877, a make whole payment payable at maturity of $6,429, and amortization of financing fees of $2,926.

Gain on disposition of equity investment: Gain on disposition of equity investment of $1,380 and $332 for the year ended December 31, 2015 and 2014, respectively, represents amounts received in excess of our basis for equity investments in real estate liquidated in 2015 and 2014.

Net loss: Our net loss increased from approximately $18,429 for the year ended December 31, 2014 to approximately $48,665 for the year ended December 31, 2015 following a full year of operation for the 20 industrial properties acquired during the fourth quarter of 2014, and interest expense incurred to fund the acquisitions and working capital.

Net Operating Income : Net operating income increased from $2,060 for the year ended December 31, 2014 to approximately $13,539 for the year ended December 31, 2015.

EBITDA: EBITDA of approximately $8,147 for the year ended December 31, 2015 was due to a full year of operating results of 20 industrial properties less general and administrative expenses, acquisition costs and offering expenses. The EBITDA loss of approximately $3,508 for the year ended December 31, 2014 was due primarily to the acquisition costs related to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,000,000 rentable square feet during the fourth quarter of 2014 and general and administrative expenses.

FFO: FFO increased from a loss of approximately $16,052 for the year ended December 31, 2014 to a loss of approximately $36,546 for the year ended December 31, 2015 due primarily to interest expense associated with the senior secured loan.

AFFO: AFFO increased from a loss of approximately $11,795 for the year ended December 31, 2014 to a loss of approximately $33,272 for the year ended December 31, 2015 due primarily to the interest expense associated with the senior secured loan.

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

The following is the reconciliation from reported net loss for the periods presented, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Year Ended
	December 31,
	2015	2014

Net loss	$(48,665)	$(18,429)
General and administrative	4,688	3,302
Acquisition expense	1,061	2,773
Interest expense	44,676	13,279
Depreciation and amortization	12,136	1,642
Offering costs	938	—
Gain on disposition of equity investment	(1,380)	(332)
Other Income (expense)	85	(175)
NOI	$13,539	2,060

Net operating income consists of the following:

	Year Ended December 31,
	2015	2014

Rental revenue	$19,290	$2,664
Property expenses	(5,751)	(604)
NOI	$13,539	$2,060

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

	Year Ended December 31,
	2015	2014

Net loss	$(48,665)	$(18,429)
Depreciation and amortization	12,136	1,642
Interest expense	44,676	13,279
EBITDA	$8,147	$(3,508)

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

The following table sets forth a reconciliation of our net income, the nearest GAAP equivalent to FFO, for the periods presented:

	Year Ended December 31,
	2015	2014

Net loss	$(48,665)	$(18,429)
Depreciation and amortization	12,136	1,642
Gain on disposition of equity investment	(1,380)	(332)
Adjustment for unconsolidated joint venture	1,363	1,067
FFO	$(36,546)	$(16,052)

AFFO

Adjusted funds from operations, or AFFO, is presented in addition to FFO calculated in accordance the standards set forth by NAREIT. AFFO is defined as FFO, excluding acquisition and transaction related costs as well as certain other costs that we consider to be non-recurring. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs as well as other non-recurring costs, we believe AFFO provides a useful supplemental measure of our operating performance because it provides a consistent comparison of our operating performance across time periods that is comparable for each type of real estate investment and is consistent with management’s analysis of the operating performance of our properties.

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

The following table sets forth a reconciliation of our FFO to AFFO for the periods presented:

	Year Ended December 31,
	2015	2014

FFO	$(36,546)	$(16,052)
Amortization of above or accretion of below market lease rents	(351)	(52)
Acquisition costs	1,061	2,773
Offering costs	938	—
Distributions	2,030	1,616
Straight line rent	(404)	(80)
AFFO	$(33,272)	$(11,795)

Liquidity and Capital Resources

We derived the capital required to purchase and originate our real estate-related investments and conduct our operations from the proceeds of our prior Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, we entered into a senior secured loan agreement with third party investment entities. The senior secured loan provides for secured loans in an aggregate amount up to $192,000, with cash funding through December 31, 2014 in the amount of $165,000 and $20,000 of original issue discount. Our operating partnership used $155,000 of the net proceeds of the funding to acquire 20 industrial properties in 2014 totaling four million square feet, and additional net proceeds were utilized to repay existing indebtedness (our secured working capital loan), to pay fees and expenses and for working capital purposes.

The loans under the senior secured loan bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The loans are subject to a make-whole premium at the time of repayment. The borrowings under the senior secured loan agreement are secured by first lien mortgages on all of the properties in the Existing Portfolio and pledges of equity interests in our operating partnership and its wholly-owned subsidiaries. Our operating partnership’s obligations under the senior secured loan agreement are also guaranteed by the company and each of our operating partnership’s subsidiaries.

The senior secured loan contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The senior secured loan contains financial covenants that require the maintenance of a fixed charge coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income, $12,200. The senior secured loan agreement is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of the company as defined in the senior secured loan agreement. As of December 31, 2015 we were in compliance with all covenants under the senior secured loan. As of December 31, 2015, we had an accumulated deficit of approximately $73,519 and had limited amounts of available liquidity evidenced by our cash position of $698. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

Our ability to meet our working capital needs and repay our borrowings under our senior secured loan agreement is dependent on our ability to secure additional debt financing or issue additional equity or restructure the existing senior loan. There is no assurance, however, that those forms of capital will be available to us, or on terms acceptable to us. In the event, those sources of capital are not available to us, we would seek an extension on the maturity of our senior secured loan agreement, although there can be no assurance that such an extension would be provided or provided on terms acceptable to us. These conditions raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The loans matured on February 29, 2016. As of February 9, 2016 the loan was transferred to a new entity, “Holder”. On February 29, 2016 the Company and Holder entered into a forbearance agreement acknowledging the default under the loan for non-payment of the loan in full at maturity and providing for a forbearance of action as a result of the default, through April 30, 2016. During this period the Company will seek to restructure the loan, obtain alternative debt, additional equity or other capital. There is no assurance, however, that those forms of capital or restructure will be available to us, or on terms acceptable to us.

In summary, our cash flows were:

	December 31,	December 31,
	2015	2014
Net cash used in operating activities	$(4,351)	$(5,305)
Net cash provided by (used in) investing activities	$1,620	$(152,750)
Net cash provided by (used in) financing activities	$(1,545)	$162,763

Operating Activities: Net cash used in operating activities was approximately $4,351 during the year ended December 31, 2015 and $5,305 during the year ended December 31, 2014. In 2014, we acquired 20 industrial properties located in seven states with an aggregate of approximately 4,000,000 rentable square feet during the fourth quarter of 2014. Our net loss increased significantly from $18,429 in 2014, to $48,665 in 2015, due to a full year of interest expense, however, cash used in operating activities decreased approximately $954 for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to reduced acquisition costs of approximately $1,712. The 2015 and 2014 loss included approximately $32,528 and $11,293 of non-cash interest charges, respectively, and approximately $13,180 and $1,587 of depreciation and amortization expense, respectively. The Company also experienced an increase of approximately $463 of accrued expenses compared to an increase of approximately $1,312 in 2014.

Investing Activities: Investing activities for the year ended December 31, 2015 are comprised primarily of funds provided from the disposition of the investment in real estate joint ventures. Investing activities for the year ended December 31, 2014 were due primarily to the acquisition of 20 industrial properties located in seven states with an aggregate of approximately 4,000,000 rentable square feet for approximately $154,003, during the fourth quarter of 2014.

Financing Activities: For the year ended December 31, 2015, we incurred financing fees related to the respective Senior Loan maturity date extensions of $1,095 and offering costs of $450. For the year ended December 31, 2014, we borrowed approximately $165,000 under our Senior Loan, initially due April 28, 2015, which has been renewed through February 29, 2016.

Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the publicly traded market on the New York Stock Exchange, and subsequently, amendments thereto, the most recent filed as of February 5, 2015. During the quarter ended September 30, 2015, we elected to postpone the offering until market conditions improve. Accordingly, deferred offering costs of $938 were expensed in the year ended December 31, 2015.

At December 31, 2015, the Company had cash of $698 with obligations outstanding under the senior secured loan, and no obligations to fund capital in the existing investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In connection with the preparation of this Form 10-K, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. As described below, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result our management has concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

As of December 31, 2015, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective.

The specific material weaknesses that management identified in our internal controls as of December 31, 2015 is as follows:

•	Due to limited financial and accounting resources the Company has not sufficiently documented procedures and risk assessment analysis or fully tested existing controls to meet the requirements of COSO’s 2013 framework.
•	Company’s management concluded that in light of the material weakness described above, our Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the criteria set forth in the 2013 framework issued by the COSO.

(c)  Remediation

In order to remediate this deficiency, the Company, as resources become available, plans to undertake a full review and evaluation of key processes, procedures and completion of documentation that can be monitored and tested independently.

If the remedial measures described above are insufficient to address the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2016, in connection with our 2016 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2016, in connection with our 2016 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2016, in connection with our 2016 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2016, in connection with our 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2016, in connection with our 2016 annual meeting of stockholders.

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

(c) Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT LIST

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”))
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on September 10, 2014)
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to the 2014 Form 10-K)
10.2	Plymouth Industrial REIT, Inc. and Plymouth Industrial OP LP 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the 2014 Form 10-K)
10.3	Employment Agreement with Jeffrey E. Witherell, dated as of September 10, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on November 3, 2014)
10.4	Employment Agreement with Pendleton P. White, Jr., dated as of September 10, 2014 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on November 3, 2014)
10.5	Employment Agreement with Daniel C. Wright, dated as of September 10, 2014 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on November 3, 2014)
10.6	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to the 2014 Form 10-K)
10.7	Loan Agreement, dated as of October 28, 2014 by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP, the Property Guarantors, and each lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) filed on November 3, 2014)
10.8	Forebearance Agreement, dated as of February 29, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K of Plymouth Industrial REIT, Inc. (File No. 333-173048) dated March 2, 2016)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Plymouth Industrial REIT, Inc.

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated income statements, changes in stockholders’ equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule on Page F-19. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plymouth Industrial REIT, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, stockholder’s deficit, and debt obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

Needham, Massachusetts
March 30, 2016

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
Assets
Real estate properties	$138,236	$138,112
Less Accumulated Depreciation	(8,522)	(1,004)
Real estate properties, net	129,714	137,108
Investments in real estate joint ventures	2,987	3,722
Cash	698	4,974
Restricted cash	757	744
Deferred lease intangibles, net	14,773	19,424
Deferred financing costs, net	—	1,832
Other assets	1,122	1,724
Total assets	$150,051	$169,528

Liabilities and stockholders' equity
Liabilities:
Senior debt, net of discount	$196,800	$173,627
Deferred interest	8,081	1,653
Accounts payable, accrued expenses and other liabilities	4,268	4,149
Deferred lease intangibles, net	1,941	2,473
Total liabilities	211,090	181,902

Commitments and Contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, par value $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 1,327,859 shares issued and outstanding	13	13
Additional paid in capital	12,467	12,467
Accumulated deficit	(73,519)	(24,854)
Total stockholders' deficit	(61,039)	(12,374)
Total liabilities and stockholders' deficit	$150,051	$169,528

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2015	2014

Rental revenue	$19,290	$2,664
Equity investment income (loss)	(85)	175
Total revenues	19,205	2,839

Operating expenses:
Property	5,751	604
Depreciation and amortization	12,136	1,642
General and administrative	4,688	3,302
Acquisition costs	1,061	2,773
Offering costs	938	—
Total operating expenses	24,574	8,321

Operating loss	(5,369)	(5,482)

Other income (expense):
Gain on disposition of equity investment	1,380	332
Interest expense	(44,676)	(13,279)
Total other expenses, net	(43,296)	(12,947)

Net loss	$(48,665)	$(18,429)

Weighted-average common shares basic and diluted	1,327,859	1,298,642
Net loss per share--basic and diluted	$(36.65)	$(14.19)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

			Additional
	Common Stock, $0.01 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	1,192,695	$12	$11,182	$(6,235)	$4,959

Issuance of common stock for cash, net of share issuance costs of $39	114,010	1	1,095	—	1,096
Stock dividends	19,087	—	190	(190)	—
Issuance of common stock for volume discount	2,067	—	—	—	—
Net loss	—	—	—	(18,429)	(18,429)
Balance, December 31, 2014	1,327,859	13	12,467	(24,854)	(12,374)

Net loss	—	—	—	(48,665)	(48,665)
Balance, December 31, 2015	1,327,859	$13	$12,467	$(73,519)	$(61,039)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended
	December 31,
	2015	2014

Operating activities
Net loss	$(48,665)	$(18,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,180	1,587
Straight line rent adjustment	(404)	(80)
Intangible amortization in rental revenue, net	(351)	(52)
Equity investment (income) loss	85	(175)
Write-off of deferred offering costs	938	—
Gain on disposition of equity investment	(1,380)	(332)
Accretion of interest and amortization of deferred financing costs	26,100	9,640
Changes in operating assets and liabilities:
Restricted cash	(13)	—
Other assets	(14)	(561)
Deferred leasing costs	(148)	—
Deferred interest	6,428	1,653
Accounts payable, accrued expenses and other liabilities	937	1,444
Net cash used in operating activities	(4,351)	(5,305)

Investing activities
Proceeds from disposition of joint ventures	1,708	—
Real estate improvements	(124)	(215)
Acquisition of properties	(434)	(154,003)
Distributions from investment in real estate joint ventures	470	1,468
Net cash provided by (used in) investing activities	1,620	(152,750)

Financing activities
Deferred financing costs	(1,095)	(2,845)
Deferred offering costs	(450)	(488)
Proceeds from issuance of common stock, net of offering costs	—	1,096
Proceeds from issuance of debt	—	165,000
Proceeds from revolving line of credit	—	2,000
Payments on revolving line of credit	—	(2,000)
Net cash provided by (used in) financing activities	(1,545)	162,763

Net increase (decrease) in cash	(4,276)	4,708
Cash at beginning of year	4,974	266
Cash at end of year	$698	$4,974

Non-cash Investing and Financing Activities:
Common stock distributed or distributable as dividends	$—	$190
Deferred offering costs included in accrued expenses	$—	$384
Accrued distributions from real estate joint ventures	$—	$148
Accrued costs for acquisition of properties	$—	$434

Supplemental Cash Flow Disclosures:
Interest paid	$12,148	$1,986

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1)  Business and Liquidity

Business

Plymouth Industrial REIT, Inc., formerly known as Plymouth Opportunity REIT, Inc., is a Maryland corporation formed on March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company is focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the Eastern half of the U.S. and Texas. Prior to May 6, 2014, the Company had retained Plymouth Real Estate Investors, Inc. (the “Advisor”), an affiliate of Plymouth Group Real Estate, LLC (the “Sponsor”), to serve as its advisor for managing, operating, directing and supervising the operations and administration of the Company and its assets. The advisory agreement was terminated on May 6, 2014.

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

Liquidity and Going Concern

As of December 31, 2015, the Company had an accumulated deficit of approximately $73,519 and had limited amounts of available liquidity evidenced by our cash position of $698. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

The Company derives the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our prior offering, from secured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, the Company entered into a loan agreement (the “Senior Loan”) with third party investment entities. The Senior Loan as described in Note (8) provided for secured loans in an aggregate amount up to $192,000, with cash funding amounts through December 31, 2015 of $165,000 and $20,000 of original issue discount. The Company used $155,000 of the net proceeds to acquire 20 industrial properties totaling approximately four million square feet, and additional net proceeds were utilized to repay existing indebtedness (the secured working capital loan), to pay fees and expenses and for working capital purposes.

The Senior Loan bears interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The loans initially matured on April 28, 2015, and have been extended to February 29, 2016. The Company’s obligations under the Senior Loan are also guaranteed by Plymouth Industrial REIT, Inc. and each of our Operating Partnership’s subsidiaries.

As of February 9, 2016 the loan was transferred to a new entity, “Holder” and as of February 29, 2016 the Company was unable to pay the full amount of the loans due. The Company and Holder entered into a forbearance agreement acknowledging the default under the loan for non-payment in full at maturity and providing for a forbearance of action through April 30, 2016. During this period the Company will seek to restructure the loan, obtain alternative debt, additional equity or other capital.

The Company’s ability to meet its working capital needs and repay its borrowings under the Senior Loan is dependent on its ability to restructure the Senior Loan, issue additional equity or secure additional debt financing. There is no assurance, however, that additional debt or other forms of capital will be available to the Company, or on terms acceptable to the Company.

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

Equity Method of Accounting

The Company accounts for our 51.5% interest in Colony Hills Capital Residential II, LLC and our 50.3% interest in 5400 FIB LP under the equity method of accounting as the Company does not control but has the ability to exercise significant influence on these entities. Under the equity method of accounting, the Company recognizes our proportional share of net income or loss as determined under GAAP in our results of operations. The 51.5% interest in Colony Hill Capital Residential II, LLC was liquidated in 2015.

The Company’s policy is to consolidate all entities that are wholly owned and those in which it owns less than 100% but controls, as well as any variable interest entities in which it is the primary beneficiary. The Company evaluates its ability to control an entity and whether the entity is a variable interest entity and the Company is the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

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

The Company files income tax returns in the U.S federal jurisdiction and various state jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2012 and thereafter.

To the extent the Company does not utilize the full amount of the annual federal tax basis net operating loss (NOL) limit, the unused amount may be carried forward to offset taxable income in future years. NOLs expire 20 years after the year in which they arise. The Company’s NOL of approximately $42,306 in 2015, $14,113 in 2014, $3,019 in 2013, and $1,889 in 2012, expire in the years 2035, 2034, 2033, and 2032, respectively.

The Company’s net tax basis of real estate amounted to $153,393,000.

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

Risks and Uncertainties

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should the Company experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt, or meet other financial obligations.

Segments

The Company has one reportable segment–industrial properties.  These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition and Tenant Receivables

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables,tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2015 and 2014 the Company did not recognize an allowance for doubtful accounts.

Tenant Concentration and Rental Revenue Components

For the years ended December 31, 2015 and 2014, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenant represents 10% or greater of rental revenue for the years ended December 31, 2015 and 2014:

	2015	2014
Pier One	12.3%	12.0%

Rental revenue is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2015	2014
Income from leases	$13,710	$1,989
Straight-line rent adjustment	606	80
Reimbursable expenses	4,623	544
Amortization of above market leases	(182)	(24)
Amortization of below market leases	533	75

Total	$19,290	$2,664

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2015 and 2014. The Company maintains cash and restricted cash representing tenant security deposits, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2015, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

Financial Instruments

The Company estimates that the carrying value of cash, restricted cash, senior debt, and deferred interest approximate their fair values based on their short-term maturity and prevailing interest rates.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Deferred Offering Costs

Effective June 16, 2014, the Company filed an S-11 registration with the SEC for the issuance of securities issued by real estate companies to raise funds in the public market on the New York Stock Exchange, and subsequently amendments thereto, the most recent filed as of February 5, 2015. During the quarter ended September 30, 2015, we elected to postpone the offering until market conditions improve. Accordingly, deferred offering costs of $938 were expensed in the year ended December 31, 2015.

Business Combinations

In accordance with Financial Accounting Standards Board, (FASB), ASC 805-10 “Business Combinations”, the assets and liabilities acquired are recorded at their fair values as of the acquisition date. Acquisition related costs are recognized as expense in the periods in which incurred.

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

Depreciation

Depreciation of buildings and other improvements is computed using the straight-line method over the estimated remaining useful lives of the assets, which generally range from 11 to 34 years for buildings and 3 to 13 years for site improvements.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.

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

Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt instrument on a straight line basis which approximates the effective interest method. Amortization of this expense is included in interest expense in the consolidated income statements. At December 31, 2015 and December 31, 2014 gross deferred financing costs amounted to $3,940 and $2,845, respectively, and accumulated amortization amounted to $3,940 and $1,013, respectively, for net amounts of $0, and $1,832, respectively. Amortization of deferred financing costs, included in interest expense, was $2,927 in 2015 and $1,013 in 2014.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Discount on Borrowings

Original issue discount on the Company’s debt amounted to $20,000 during the year ended December 31, 2014 and is recorded as a reduction of debt. The amount is amortized from the date the borrowings were obtained through the initial maturity date of April 28, 2015 on a straight line basis which approximates the effective interest method. Amortization of the amount is included in interest expense and amounted to $12,877 in 2015 and $7,123 in 2014 and is accreted to the Senior Loan.

Earnings per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding for each year, which is also presented on the consolidated income statements. Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The Company has not granted any stock options or stock-based awards under the 2014 Incentive Award Plan.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(3) Business Combinations

During the fourth quarter of 2014 the Company through subsidiaries of its Operating Partnership, completed the acquisition of 20 industrial properties comprising approximately 4,000,000 square feet for an aggregate purchase price of approximately $155 million.

The allocation of purchase price in accordance with Financial Accounting Standards Board, (FASB), ASC 805-10 “Business Combinations,” of the assets and liabilities acquired at their fair values as of the acquisition date is as follows:

Purchase price allocation:

Total

Real estate properties:
Land	$18,051
Building	109,430
Site improvements	10,416

Total real estate properties	137,897

Deferred lease intangibles:
Above market lease	1,122
Lease in place	14,289
Tenant relationships	2,068
Leasing commission	2,606
Total deferred lease intangibles	20,085

Deferred lease Intangibles - below market leases	(2,548)

Totals	$155,434

The above real estate investment of $155,434 is recorded net of acquired other assets of $41, assumed accounts payable, accrued expenses, and other liabilities of $1,038, and a non-cash adjustment to the carrying value of the properties of $434, for a total cash purchase price of $154,003.

The operating results for each of the acquisitions are included in the consolidated results of operations from the respective dates of acquisition. The following table presents consolidated unaudited pro forma information as if the acquisitions had occurred on January 1, 2014:

2014

Revenues	$18,467
Net loss	$(50,643)

The unaudited pro forma results reflect certain adjustments related to the acquisitions, such as amortization expense related to the intangible assets, and interest expense associated with the borrowings to fund the acquisitions.

These acquired businesses contributed total revenues of $2,664 in 2014. The Company has concluded it is impractical to determine the acquired businesses’ impact on 2014 net loss due to the inability to segregate certain costs related to integration of the properties acquired into the Company.

The allocation of the purchase price consideration was based on preliminary estimates of fair value and such estimates and assumptions did not change within the measurement period (up to one year from the acquisition date).

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Real Estate Properties

Real estate properties consisted of the following at December 31, 2015 and 2014:

	2015	2014
Land	$18,051	$18,051
Buildings	109,725	109,430
Site improvements	10,442	10,416
Construction in process	18	215
	138,236	138,112
Less accumulated depreciation	(8,522)	(1,004)
Real estate properties	$129,714	$137,108

Depreciation expense was $7,518 in 2015 and $1,004 in 2014.

(5) Deferred Lease Intangibles

Deferred Lease Intangible assets consisted of the following at December 31, 2015 and 2014:

	2015	2014
Above market lease	$1,122	$1,122
Lease in place	14,289	14,289
Tenant relationships	2,068	2,068
Leasing commission	2,606	2,606
Leasing commission after acquisition	148	—
	20,233	20,085
Less Accumulated amortization	(5,460)	(661)
Deferred Lease Intangibles	$14,773	$19,424

Deferred Lease Intangibles - Below Market Leases at December 31, 2015 and 2014 were:

	2015	2014
Below market leases	$2,548	$2,548
Less accumulated amortization	(607)	(75)
Deferred Lease Intangibles	$1,941	$2,473

Amortization of above and below market leases was recorded as an adjustment to revenues and amounted to $351 and $52 in 2015 and 2014, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization in the accompanying consolidated income statements and amounted to $4,618 and $638 in 2015 and 2014, respectively.

Projected amortization of deferred lease intangibles for the next five years as of December 31, 2015 is as follows:

Years Ending December 31,

2016	$3,699
2017	3,135
2018	2,490
2019	1,832
2020	832

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Investments in Real Estate Joint Ventures

The Company, through its Operating Partnership, has the following investment in real estate joint ventures, which are accounted for on the equity method of accounting based on significant influence over the entities and lack of control over the entities:

•	At December 31, 2014 a 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC, for an investment of $1,250. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owned Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. In July 2015 Wynthrope Holdings, LLC, sold Wynthrope Forest Apartments and the Company’s investment liquidated. For the year ended December 31, 2015, the Company recognized a gain of $1,380 related to the disposition of the investment.

•	At December 31, 2015 and 2014 a 50.3% interest in TCG 5400 FIB LP (“5400 FIB”), which was obtained in October and November of 2013 for a total of $3,900. 5400 FIB owns a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21,900 which included $15,000 of secured debt.

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

On November 24, 2014, the Company acquired a 100% fee simple interest in the real property assets of the TCG Cincinnati DRE LP (the “Partnership”), which the Company, through its Operating Partnership, held a 12.3% limited partnership interest acquired in 2012, and accounted for on the equity method. At December 31, 2014, the Company included the amount due for its Partnership interest, $22, in Other assets. The Partnership was liquidated in 2015.

The Company recorded income (loss) from its investments in real estate joint ventures in the amounts of $(85) in 2015 and $175 in 2014, respectively. Distributions amounted to $2,178 in 2015 and $1,468 in 2014.

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

(7) Future Minimum Rental Receipts Under Non-Cancellable Leases

The following schedule indicates approximate future minimum rental receipts due under non-cancellable operating leases for real estate properties, by year, as of December 31, 2015:

Year ending December 31,	Future Minimum Rental Receipts

2016	$13,735
2017	$13,112
2018	$11,150
2019	$8,622
2020	$4,786
Thereafter	$7,981

Total Minimum Rental Receipts	$59,386

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

The Company borrowed $69,200 under Tranche A and $95,800 under Tranche B for a total of $165,000. At December 31, 2015, there was $165,000 of indebtedness outstanding under the Senior Loan and $20,000 of original issue discount, which was accreted over the initial six month term, of the Senior Loan through April 28, 2015, and PIK is also accreted to debt. Accordingly, there was $196,800, net of $0 of unamortized original issue discount, and deferred interest payable of $8,081, and $173,627, net of $12,877 of unamortized original issue discount, and deferred interest payable of $1,653, outstanding at December 31, 2015 and 2014, respectively.

The Senior Loan initially matured on April 28, 2015, and has been extended to the current maturity date of February 29, 2016. As of February 9, 2016 the Senior Loan was transferred to a new entity, “Holder”. As of February 29, 2016 the Company was unable to pay the full amount of the Senior Loan due and Company and Holder entered into a forbearance agreement acknowledging the default under the loan for non-payment in full at maturity and providing for a forbearance of action through April 30, 2016. During this period the Company will seek to restructure the loan, obtain alternative debt, additional equity or other capital. There is no assurance, however, that those forms of capital or restructure will be available to us, or on terms acceptable to us.

The proceeds from the borrowings were used to fund the acquisitions discussed in note 3 as well as repay the Company’s previous secured line of credit, and fund working capital. The relevant terms of the borrowing arrangement are as follows:

•	The borrowings under the Senior Loan bear interest at a current pay rate equal to 7% annum.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

•	The borrowings under the Senior Loan were made in tranches and also accrue payment-in-kind (PIK) interest at an annual rate of 3% compounded monthly on Tranche A amounts, and at an annual rate of 8% compounded monthly on Tranche B amounts. Interest on Tranche C accrues only upon default. The weighted average of PIK interest was approximately 5% at December 31, 2015 and 2014. Accrued PIK interest amounted to $11,800 at December 31, 2015 and $1,504 at December 31, 2014, respectively, and is included in debt in the consolidated balance sheets. All PIK amounts are due at maturity.
•	With respect to repayment of (a) Tranche A, a make-whole fee in an amount equal to four percent (4%) of the outstanding balance of Tranche A will be payable; (b) Tranche B, a make-whole fee in an amount equal and five percent (5%) of the outstanding balance of Tranche B will be payable; and (c) Tranche C (the original issue discount) on or after an event of default, a make whole fee in an amount equal to five percent (5%) of the outstanding balance of Tranche C will be payable. The Company has accrued the make-whole fees due upon the maturity of the Senior Loan on February 29, 2016 on the straight line basis which approximates the effective interest rate. The amount of make whole fees accrued at December 31, 2015, and 2014 was $8,081, and $1,653, respectively, and is included in deferred interest in the accompanying consolidated balance sheets.
•	The borrowings under the Senior Loan are secured by first lien mortgages on all of the Company’s existing properties and pledges of equity interests in the Operating Partnership.
•	The obligations under the Senior Loan are guaranteed by the Company.
•	The Senior Loan contains affirmative and negative covenants, which include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements.
•	The Senior Loan contains financial covenants that require the maintenance of a minimum debt service coverage ratio as of the last day of any fiscal quarter of 1.1 to 1.0 and an annual amount of net operating income of not less than $12,200.
•	The Senior Loan is subject to acceleration upon certain specified events of default, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement.

(9) Stockholders’ Equity

Preferred Stock

The Company’s amended and restated charter authorizes the Company to issue up to 900,000 shares of its $0.01 par value preferred stock as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company at December 31, 2015 and 2014 has 1,000,000,000 shares of authorized common stock at $0.01 par value, of which 1,327,859 were issued and outstanding at December 31, 2015 and 2014, respectively, including stock dividends.

Common stockholders have full voting rights and are entitled to one vote per share held and are entitled to receive dividends when and if declared.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Distributions

The Company’s Board of Directors declared a stock distribution of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on March 31, 2014 and was issued on April 15, 2014.There were no distributions declared or made during the year ended December 31, 2015.

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

(10) Commitments

Operating Leases

The Company leases space for its corporate office under the terms of a sub-lease. Rental expense for operating leases, including common-area maintenance, was $328 in 2015 and $331 in 2014. Future amounts of minimum future annual rental commitments under the operating lease as of December 31, 2015 were $189 for 2016. The lease expires August 31, 2016.

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

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(11) Retirement Plan

The Company in December, 2014 funded individual SEP IRA retirement accounts for all employees. The contribution was a percentage of salary paid for the year and the total amount of $123 is included in General and Administrative expense. No contributions were made in 2015. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund in future years.

Financial Statement Schedule

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2015 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encum- brances	Land	Building and Improve- ments	Costs capitalized Subsequent to Acquisition	Land	Building and Improve- ments	Total	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (2)	Building Depreciation Life- Years

Chicago, IL	3940 Stern Avenue	(1)	$ 1,156	$ 5,141	-	$ 1,156	$ 5,141	$ 6,297	$ 396	2014	1987	16
Chicago, IL	1875 Holmes Road	(1)	1,591	5,205	-	1,591	5,205	6,796	426	2014	1989	16
Chicago, IL	1355 Holmes Road	(1)	1,012	2,789	-	1,012	2,789	3,801	224	2014	1975/1999	16
Chicago, IL	2401 Commerce Drive	(1)	486	4,598	34	486	4,632	5,118	238	2014	1994	28
Chicago, IL	189 Seegers Road	(1)	470	1,381	-	470	1,381	1,851	81	2014	1972	21
Chicago, IL	11351 W. 183rd Street	(1)	361	1,674	-	361	1,674	2,035	86	2014	2000	34
Cincinnati, OH	Mosteller Distribution Center	(1)	1,501	9,424	-	1,501	9,424	10,925	838	2014	1959	14
Cincinnati, OH	4115 Thunderbird Lane	(1)	275	2,093	-	275	2,093	2,368	129	2014	1991	22
Florence, KY	7585 Empire Drive	(1)	644	2,656	-	644	2,656	3,300	303	2014	1973	11
Columbus, OH	3500 Southwest Boulevard	(1)	1,488	16,730	-	1,488	16,730	18,218	1,019	2014	1992	22
Columbus, OH	3100 Creekside Parkway	(1)	1,205	9,602	-	1,205	9,602	10,807	495	2014	2004	27
Columbus, OH	8288 Green Meadows Dr.	(1)	1,107	8,413	-	1,107	8,413	9,520	686	2014	1988	17
Columbus, OH	8273 Green Meadows Dr.	(1)	341	2,266	-	341	2,266	2,607	133	2014	1996/2007	27
Columbus, OH	7001 American Pkwy	(1)	331	1,416	-	331	1,416	1,747	105	2014	1986/2007 & 2012	20
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	(1)	488	4,918	32	488	4,950	5,438	372	2014	1989	19
Jackson, TN	210 American Dr.	(1)	928	10,441	-	928	10,441	11,369	1,061	2014	1967/1981 & 2012	13
Atlanta, GA	32 Dart Road	(1)	257	4,453	215	257	4,668	4,925	339	2014	1988	18
Portland, ME	56 Milliken Road	(1)	1,418	7,412	27	1,418	7,439	8,857	524	2014	1966/1995, 2005, 2013	20
Marlton, NJ	4 East Stow Road	(1)	1,580	6,953	13	1,580	6,966	8,546	484	2014	1986	22
Cleveland, OH	1755 Enterprise Parkway	(1)	1,412	12,281	18	1,412	12,299	13,711	583	2014	1979/2005	27

Total Real Estate Owned			$18,051	$119,846	$339	$18,051	$120,185	$138,236	$ 8,522

_______________

(1)	These properties secure the $165,000 senior loan.
(2)	Renovation means significant upgrades, alterations, or additions to building interiors or exteriors.
(3)	Depreciation is calculated over the remaining useful life of the property as determined at the time of the purchase price allocation, ranging from 11 to 34 years for building and 3 to 13 years for improvements.

As of December 31, 2015 the aggregate basis for Federal tax purposes of investments in real estate was approximately $158,456.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2015 and 2014 ($ in thousands)

	Year Ended December 31,
	2015	2014
Real Estate
Balance at the beginning of the year	$138,112	$—

Additions during the year	124	138,112

Balance at the end of the year	$138,236	$138,112

Accumulated Depreciation
Balance at the beginning of the year	$1,004	$—

Depreciation expense	7,518	1,004

Balance at the end of the year	$8,522	$1,004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PLYMOUTH INDUSTRIAL REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer

Dated March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY E. WITHERELL	Chairman of the Board of Directors,	March 30, 2016
Jeffrey E. Witherell	Chief Executive Officer and Director (principal executive officer)

/s/ DANIEL C. WRIGHT	Chief Financial Officer	March 30, 2016
Daniel C. Wright	(principal financial officer)

/s/ PENDLETON WHITE, JR.	President, Chief Investment	March 30, 2016
Pendleton White, Jr.	Officer and Director

/s/ MARTIN BARBER	Director	March 30, 2016
Martin Barber

/s/PHILIP S. COTTONE	Director	March 30, 2016
Phillip S. Cottone

/s/ RICHARD J. DEAGAZIO	Director	March 30, 2016
Richard J. DeAgazio

/s/ DAVID G. GAW	Director	March 30, 2016
David G. Gaw