Form 10-K/A
period 2015-12-31
Plymouth Industrial REIT Inc.
filed 2016-04-29
CIK 1515816

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐  NO ☑

Aggregate Market value of the common stock held by non affiliates of the registrant: No established market exists for the Registrant’s shares of common stock. As of April 29, 2016 there were 1,327,859 outstanding shares of common stock of Plymouth Industrial REIT, Inc.

EXPLANATORY NOTE

On March 30, 2016, Plymouth Industrial REIT, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 29, 2016 (i.e., within 120 days after the end of the Company’s 2015 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 30, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10.    Directors, Executive officers and Corporate Governance.

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name and Address(1)	Position(s)	Age(2)	Year First Became a Director
Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director	51	2011
Pendleton P. White, Jr.	President, Chief Investment Officer, Secretary and Director	56	2011
Daniel C. Wright	Chief Financial Officer and Treasurer	67	N/A
James M. Connolly	Senior Vice President and Chief Operating Officer	53	N/A
Anne Alger Hayward	Senior Vice President and General Counsel	64	N/A
Martin Barber	Director	71	2015
Philip S. Cottone	Director	76	2011
Richard J. DeAgazio	Director	71	2011
David G. Gaw	Director	64	2011

(1) The address of each named officer and director is 260 Franklin Street, 19th Floor, Boston, Massachusetts 02110

(2) As of April 29, 2016

Directors

Jeffrey E. Witherell. Mr. Witherell is our Chief Executive Officer and Chairman of the Board and has held these positions since the formation of the company. He oversees all aspects of our business activities, including the acquisition, management and disposition of assets. Mr. Witherell has been involved in real estate investment, development and banking activities for over 25 years. He, along with Mr. White, formed Plymouth Industrial REIT in 2011. From April 2008 thru 2011 he was engaged in the formation and operation of Plymouth Group Real Estate and Plymouth Real Estate Capital LLC, a FINRA registered broker/dealer. From April 2000 to March 2008, Mr. Witherell was employed as an investment executive with Franklin Street Properties Corp., a publicly traded REIT, and its subsidiary, FSP Investments LLC. During that time, Mr. Witherell was involved in the acquisition and syndication of 34 separate property investments, structured as single asset REITs, in 12 states, which raised in the aggregate approximately $1.2 billion. Mr. Witherell graduated from Emmanuel College in Boston with a bachelor of science degree in business and is a member of several real estate organizations, including the Urban Land Institute (ULI) and NAIOP. He is a board member of AdventCare Inc., a Massachusetts based nonprofit organization that owns and operates skilled nursing facilities. In addition, he holds FINRA Series 7, 63, 79 and Series 24 General Securities Principal licenses. Mr. Witherell was selected as a director because of his ability to lead our company and his detailed knowledge of our strategic opportunities, challenges, competition, financial position and business.

Pendleton P. White, Jr. Mr. White is our President and Chief Investment Officer and one of our directors. He has served in these positions since the formation of the company. Along with Mr. Witherell, Mr. White actively participates in the management of our company and is primarily responsible for the overall investment strategy and acquisition activities. Mr. White has over 25 years of experience in commercial real estate, serving in numerous capacities including investment banking, property acquisitions and leasing. From November 2008 through March 2011, Mr. White was engaged in the formation of Plymouth Group Real Estate. Prior to that, Mr. White was Executive Vice President and Managing Director at Scanlan Kemper Bard (SKB) from September 2006 through November 2008, where he ran SKB’s East Coast office and managed the funding of SKB Real Estate Investors Fund I. From March 2002 through September 2006, Mr. White was employed as an investment executive with Franklin Street Properties Corp., a publicly traded REIT, and its subsidiary, FSP Investments LLC. During that time, Mr. White was involved in the acquisition and syndication of numerous structured REITs throughout the United States. Mr. White received a bachelor of science degree from Boston University and is a member of several real estate organizations, including ULI and NAIOP. Mr. White was selected as a director because of his extensive knowledge and insight regarding industrial properties and detailed knowledge of our acquisition and operational opportunities and challenges.

Martin Barber. Mr. Barber is one of our independent directors, a position he has held since February 2015.  He is currently a director of several public and private companies in the United States and the United Kingdom and manages personal investments.  From 1981 to 2006 he served as Chairman of CenterPoint Properties Trust Inc., an NYSE listed REIT which was the first industrial REIT established in the United States.  Mr. Barber was selected as a director because of his extensive experience with real estate ownership and management and his experience with public REITs.

Philip S. Cottone. Mr. Cottone is one of our independent directors and chairman of the compensation committee, positions he has held since November 2011. He is an attorney by background and is currently a mediator and arbitrator for FINRA, the American Arbitration Association, and the Counselors of Real Estate, primarily in securities, real estate and general commercial matters. He is an officer of the Executive Committee of the governing Council of the Dispute Resolution Section of the American Bar Association, has been certified by the International Mediation Institute at The Hague and is a member of the American College of Civil Trial Mediators. From 2003 to December of 2007, he was a member of the Board of Directors of Government Properties Trust (NYSE—GPT) and Chair of the Nominating and Governance Committee, and from 2004 to December 2008 he was lead director of Boston Capital REIT, a public, non-traded REIT. From 1972 to 1981, Mr. Cottone was senior real estate officer and group executive of IU International (NYSE—IU), a $2 billion Fortune 100 company, and previously, from 1966 to 1972, he was Manager of Real Estate at the Port of New York Authority where, among other things he was responsible for acquisition of the World Trade Center property in Manhattan. In 1981 he co-founded Ascott Investment Corporation, an investment, development and syndication company headquartered in Philadelphia, and as Chairman and CEO, a position he still holds, and founder of its captive broker dealer, he headed a staff of 65 in the capital raising, acquisition, management and sale of more than thirty real estate programs in fourteen states. From 1977 through 1983 and again from 1998 through 2002, he was General Counsel and a member of the Executive Committee of the International Right of Way Association, and from 1988 to 1997, he was Trustee and Treasurer of the IRWA Foundation. In 1988, he was national President of RESSI, the Real Estate Securities & Syndication Institute, and in 2004 he was national Chair of the Counselors of Real Estate, both divisions of the

National Association of Realtors. From 1985 to 1991, he was Governor of the National Association of Securities Dealers, the predecessor to FINRA, and Vice Chairman in 1991. For ten years from 1995 to 2005 he was an adjunct on the faculty of the Real Estate Institute at New York University teaching a course he wrote in real estate securities. Mr. Cottone has an A.B from Columbia College (1961) where he was awarded the Burdette Kinne Memorial Prize for Humanities and an L.L.B. from NYU where he received the Administrative Law prize. Mr. Cottone was selected as a director because of his extensive investment and finance experience, board service and corporate governance experience.

Richard J. DeAgazio. Mr. DeAgazio is one of our independent directors and chairman of our corporate governance committee, positions he has held since November 2011. He has been the principal of Ironsides Assoc. LLC., a consulting company in marketing and sales in the financial services industry, since he founded the company in June 2007. In 1981, he joined Boston Capital Corp., a diversified real estate and investment banking firm, which, through its various investment funds, owns over $12 billion in real estate assets, as Executive Vice President and Principal. He founded and served as the President of Boston Capital Securities, Inc., a FINRA-registered broker dealer, which is an affiliate of Boston Capital Corp., from 1981 through December 2007. Mr. DeAgazio formerly served on the National Board of Governors of FINRA and served as a member of the National Adjudicatory Council of FINRA. He was the Vice Chairman of FINRA’s District 11, and served as Chairman of the FINRA’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the FINRA State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a founder and past President of the National Real Estate Investment Association. He is past President of the National Real Estate Securities and Syndication Institute and past President of the Real Estate Securities and Syndication Institute (MA Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment-banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He was member of the Boston Stock Exchange for 42 years. He was on the Board of Directors of Cognistar Corporation and FurnitureFind.com. He currently serves as a Vice-Chairman of the board of Trustees of Bunker Hill Community College, the Board of Trustees of Junior Achievement of Massachusetts and the Board of Advisors for the Ron Burton Kid’s Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University. Mr. DeAgazio was selected as a director because of his extensive senior executive officer and board service experience and experience with real estate operations.

David G. Gaw. Mr. Gaw is one of our independent directors and chairman of our audit committee, positions he has held since November 2011. He is currently a real estate project consultant and is managing personal investments. From November 2009 through January 2011, Mr. Gaw served as Chief Financial Officer of Pyramid Hotels and Resorts, a REIT that focused on hospitality properties. From September 2008 through November 2009, Mr. Gaw was engaged in managing his personal investments. From June 2007 to September 2008, he was Chief Financial Officer of Berkshire Development, a private real estate developer that focused on retail development. From April 2001 until June 2007, he served as the Senior Vice President, Chief Financial Officer and Treasurer of Heritage Property Investment Trust, Inc., a publicly traded REIT listed on the NYSE. Mr. Gaw was serving in those capacities when Heritage Property engaged in its initial public offering. Mr. Gaw served as Senior Vice President of Boston Properties, Inc., a publicly traded REIT listed on the NYSE, from 1982 - 2000, and also served as its Chief Financial Officer beginning at the time of its initial public offering in 1997. Mr. Gaw received a bachelor of science degree and an MBA from Suffolk University. Mr. Gaw was selected as a director because of his extensive experience with financial reporting, accounting and controls and REIT management.

Executive Officers

Daniel C. Wright. Mr. Wright is the Executive Vice President and Chief Financial Officer of our company, and has held those positions since May 2014. He is responsible for the financial performance, compliance and regulatory reporting. Mr. Wright has over 30 years of significant accounting and financial reporting experience within the real estate industry. Prior to joining Plymouth, he was a principal with Carleton Advisory Group where he was responsible for providing financial and operational expertise to commercial real estate and hospitality investment firms. From 2005 thru 2009, he was the CFO at Pyramid Advisors in Boston where he directed the financial and legal operations across an $8 billion portfolio of properties and 7,600 employees. While at Pyramid he provided leadership and oversight to 9 financial executives and was additionally responsible for the placement of over $1.5 billion of securitized debt. From 1999 to 2005, Mr. Wright was the CFO at Prism Venture Partners where he managed the financial and legal affairs of the company. Assets under management grew from $150 million to over $1 billion in 40 separate investments under his tenure. From 1995 to 1999, he was the CFO for Leggat McCall Properties in Boston, where he responsible for the financial performance of the firm. From 1982 to 1995, Mr. Wright was affiliated with Sheraton Hotels where he held several successive positions including Internal Audit Director, Director of Strategic Projects and Planning, and Director of Corporate Development. Additionally he was the Senior Vice President and Division Controller of the Pacific Division based in Honolulu, Hawaii, where he managed the financial operations across six countries. Mr. Wright holds a BSBA from Babson College and a Juris Doctorate from Suffolk University Law School. He is a former CPA, a member of the Massachusetts Bar, the Massachusetts Society of Public Accountants, and the American Institute of Certified Public Accountants.

James M. Connolly. Mr. Connolly is a Senior Vice President and the Chief Operating Officer of our company. He has served as the Director of Asset Management since May 2011 and has direct responsibility for overseeing the day to day operating activities of our properties. Mr. Connolly is an experienced real estate asset management executive with a significant background in property level and portfolio wide operations. From 1998 to May 2011, Mr. Connolly was employed with Nortel Corporation, where he held positions as Global Leader Real Estate Asset Management from 1998 through December 2003, Director of Real Estate Finance from January 2004 through December 2008, Director of Real Estate for Europe, Middle East and Africa from December 2008 through March 2009, and Director of Real Estate Asset Management from April 2009 through May 2011. His responsibilities included asset, property and facilities management functions across Nortel’s global portfolio of office, industrial, and distribution properties. In addition, he managed internal and external personnel on a national and global basis. Prior to Nortel, Mr. Connolly was affiliated with Bay Networks from 1996 to 1998 and Raytheon from 1986 to 1996 where his responsibilities with those companies included facility finance and property administration. Mr. Connolly holds a BSBA from the University of Massachusetts and an MBA in Real Estate Financial Management from Northeastern University, and is a member of several real estate organizations including NAIOP.

Anne Alger Hayward. Ms. Hayward is our Senior Vice President and General Counsel and has served in these positions since March 2011. Ms. Hayward is responsible for the overall legal operations and compliance of our company. Ms. Hayward has over 30 years of experience in the practice of law, specializing in project finance, securities, equipment leasing and real estate transactional matters. She has structured and documented a wide variety of complex commercial transactions and public and private equity and debt securities offerings. Prior to joining Plymouth, from November 2007 through February 2011 she was General Counsel at Shane & Associates, Ltd., a Boston-based privately held real estate development and management company. Prior thereto, from April 2004 to November 2007 she was employed by Atlantic Exchange Company, an Internal Revenue Code Section 1031 exchange accommodator. Ms. Hayward is a graduate of Skidmore College and New England School of Law. She holds FINRA Series 22 and 63 licenses, is a licensed real estate broker, and is a member of the Massachusetts and Federal District Court Bars.

Nomination Process

General

The nominating and corporate governance committee of our board of directors will consider nominees for director positions made by stockholders, and will evaluate all nominees using the same standards, regardless of who recommended the nominee.  Stockholders should send nominations to Philip S. Cottone, c/o Plymouth Industrial REIT, Inc., 260 Franklin Street, 19th Floor, Boston, Massachusetts 02110.  Any stockholder nominations proposed for consideration by the governance and nominating committee should include the nominee’s name and qualifications for board membership.  See "Stockholder Proposals."

Unless filled by a vote of the stockholders as permitted by the Maryland General Corporation Law, a vacancy that results from the removal of a director will be filled by a vote of a majority of the remaining directors. Any vacancy on the board of directors for any other cause will be filled by a vote of a majority of the remaining directors, even if such majority vote is less than a quorum. The board of directors believes that the primary reason for creating a standing nominating committee is to ensure that candidates for independent director positions can be identified and their qualifications assessed under a process free from conflicts of interest with us.

Board Membership Criteria

We believe members of our board of directors should meet the following criteria: (1) have significant business or public experience that is relevant and beneficial to the board of directors and the company, (2) are willing and able to make a sufficient time commitment to our affairs in order to effectively perform the duties of a director, including regular attendance of board meetings and committee meetings, (3) are individuals of character and integrity, (4) are individuals with inquiring minds who are willing to speak their minds and challenge and stimulate management, and (5) represent the interests of the company as a whole and not only the interests of a particular stockholder or group.

Since each nominee for director is currently on our board, we also considered the significant contributions that each such individual has made to our board and its committees during his tenure as a director. We believe that each of the director nominees possesses the knowledge, experience, integrity and judgment necessary to make independent decisions and a willingness to devote adequate time to board duties. In addition, we believe that each of the nominees brings his own particular experiences and set of skills, giving the board, as a whole, competence and experience to perform its obligations and responsibilities. The board does not have a formal policy with regard to the consideration of diversity in identifying director nominees. However, the board values diversity, in its broadest sense, including, but not limited to, profession, geography, gender, ethnicity, skills and experience and strives to nominate directors so that as a group, the board will possess the appropriate talent, skills and expertise to oversee the company’s business.

Information About our Audit Committee

The Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are David G. Gaw (chairman), Philip S. Cottone and Richard J. DeAgazio. The Board of Directors has determined that Mr. Gaw is an “Audit committee financial expert” under the regulations promulgated by the Securities and Exchange Commission. The Board of Directors has also determined that each of the directors serving on our Audit Committee is “independent” within the meaning of the applicable rules of the Securities and Exchange Commission.

Code of Conduct

Our board of directors has established a code of business conduct and ethics.  Among other matters, the code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•	compliance with applicable governmental laws, rules and regulations;
•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•	accountability for adherence to the code.

Waivers to the code of business conduct and ethics will only be granted by the nominating and corporate governance committee of the board.  The committee has never granted any waiver to the code.  If the committee grants any waiver from the code of business conduct and ethics to any of our officers, we expect to disclose the waiver within five business days on the corporate governance section of our corporate website at www.plymouthreit.com. A copy of our code of conduct will be provided to any person without charge, upon request. All requests should be directed to Corporate Secretary, Plymouth Industrial REIT, Inc., 260 Franklin Street, 19th Floor, Boston, Massachusetts 02110.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, officers and applicable stockholders timely filed these reports.

Item 11.   Executive Compensation

Summary Compensation Table

Prior to May 2014, we were externally advised by Plymouth Real Estate Investors, Inc., an affiliate of the company, pursuant to the terms of an advisory agreement. As a result, we have no employees prior to the termination of the advisory agreement in May 2014. Applicable SEC rules require that a registrant provide information regarding the material components of its executive compensation program with respect to the last two completed fiscal years. However, because we did not have any employees until May 2014, no compensation was paid to any of our named executive officers prior to that term. Messrs. Witherell, White and Wright, our named executive officers prior to that time. The following Summary Compensation Table sets forth compensation that we paid our named executive officers during the fiscal year ended December 31, 2015 and the period from May 6, 2014 through December 31, 2014 following the completion of this offering, in order to provide some understanding of our expected compensation levels.

Name and Principal Position	Salary	Bonus	Stock Awards	All Other Compensation(1)	Total
Jeffrey E. Witherell
Chief Executive Officer
2015	$300,000	—	—	$1,404	$301,404
2014	$145,000	—	—	$854	$145,854

Pendleton P. White, Jr.
President and Chief
Investment Officer
2015	$250,000	—	—	$26,711	$276,711
2014	$117,000	—	—	$14,441	$131,441

Daniel C. Wright
Executive Vice President
and Chief Financial Officer
2015	$200,000	—	—	$20,507	$220,507
2014	$99,167	—	—	$12,345	$111,512

(1)	Represents reimbursement of up to $10,000 annually for reasonable professional expenses and advice from professional advisors and amounts paid by us for healthcare benefits for each officer.

Outstanding Equity Awards at Fiscal Year-End December 31, 2015

None of our named executive officers held any equity awards at December 31, 2015.

Base Salaries

Our named executive officers earn annualized base salaries that are commensurate with their positions and are expected to provide a steady source of income sufficient to permit these officers to focus their time and attention on their work duties and responsibilities. The annual base salaries of our named executive officers, are set forth in the Summary Compensation Table above.

Cash Bonuses

Our named executive officers and certain employees will be eligible to earn annual bonuses based on the attainment of specified performance objectives established by our compensation committee. Eligibility to receive these cash bonuses is expected to incentivize our named executive officers to strive to attain company and/or individual performance goals that further our interests and the interests of our stockholders. The applicable terms and conditions of the cash bonuses will be determined by our compensation committee.

Other Elements of Compensation Retirement Plans

The Internal Revenue Code of 1986, as amended, or the Code, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to a 401(k) plan. We expect to establish a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. We expect that our named executive officers will be eligible to participate in the 401(k) plan on the same terms as other full-time employees.

Employee Benefits and Perquisites

We expect that our full-time employees, including our named executive officers, will be eligible to participate in health and welfare benefit plans, which will provide medical, dental, prescription and other health and related benefits. We may also implement additional benefit and other perquisite programs as our compensation committee determines appropriate, though we do not expect any such additional benefits and perquisites to constitute a material component of our named executive officers’ compensation package.

Additional Compensation Components

As we formulate and implement our compensation program, we may provide different and/or additional compensation components, benefits and/or perquisites to our named executive officers, to ensure that we provide a balanced and comprehensive compensation structure. We believe that it is important to maintain flexibility to adapt our compensation structure at this time to properly attract, motivate and retain the top executive talent for which we compete.

Executive Compensation Arrangements

In September 2014, we entered into employment agreements with certain executive officers of the company, including Messrs. Witherell, White and Wright. The following is a summary of the material terms of the agreements.

Under the agreements, Mr. Witherell serves as Chief Executive Officer of our company, Mr. White serves as President and Chief Investment Officer of our company and Mr. Wright serves as Chief Financial Officer of our company. Each reports directly to the board. The initial term of the employment agreements will end on the third anniversary of the date thereof. On that date, and on each subsequent one year anniversary of such date, the term of the employment agreements will automatically be extended for one year, unless earlier terminated. Pursuant to the employment agreements, during the terms of Messrs. Witherell’s and White’s employment, we will nominate each for election as a director.

Under the employment agreements, Messrs. Witherell, White and Wright receive initial annual base salaries in the amounts reflected in the “Summary Compensation Table” above, which are subject to increase at the discretion of our compensation committee. In addition, each of Messrs. Witherell, White and Wright will be eligible to receive an annual discretionary cash performance bonus targeted at 100% of the executive’s then-current annual base salary. The actual amount of any such bonuses will be determined by reference to the attainment of applicable company and/or individual performance objectives, as determined by our compensation committee. Beginning in calendar year 2015 and for each calendar year thereafter, Messrs. Witherell, White and Wright are each eligible to receive an annual equity award, as determined by our compensation committee in its sole discretion. Messrs. Witherell, White and Wright are also eligible to participate in customary health, welfare and fringe benefit plans, and, subject to certain restrictions, healthcare benefits are provided to them and their eligible dependents at our sole expense. Each of Messrs. Witherell, White and Wright will accrue four weeks of paid vacation per year.

Pursuant to the terms of the employment agreements, if Mr. Witherell’s, Mr. White’s or Mr. Wright’s employment is terminated by the company without “cause,” by the executive for “good reason” (each as defined in the applicable employment agreement) or because the company elects not to renew the term of the employment agreement then, in addition to any accrued amounts, the executive will be entitled to receive the following:

•	An amount, payable over a 12-month period, equal to (a) three times with respect to Mr. Witherell and (b) two times with respect to Messrs. White and Wright the sum of (1) the executive’s annual base salary then in effect, (2) the average annual bonus earned by the executive for the two prior fiscal years (substituting target bonus in the average for any fiscal year not yet completed if fewer than two fiscal years have been completed) and (3) the average value of any annual equity awards(s) made to the executive during the prior two fiscal years (excluding the initial grant of restricted stock described above, any award(s) granted pursuant to a multi-year, outperformance or long-term performance program and any other non-recurring awards), or if fewer than two years have elapsed, over such lesser number of years; and
•	accelerated vesting of all outstanding equity awards held by the executive as of the termination date; and company-paid continuation healthcare coverage for 18 months after the termination date.

The executive’s right to receive the severance payments and benefits described above is subject to his delivery and non-revocation of an effective general release of claims in favor of the company. The employment agreements also contain customary confidentiality and non-solicitation provisions.

Upon a termination of employment by reason of death or disability, the executive or his estate will be entitled to accelerated vesting of all outstanding equity awards held by the executive as of the termination date, in addition to any accrued amounts. In addition, upon a change in control of the company (as defined in the Plan), Messrs. Witherell, White and Wright will be entitled to accelerated vesting of all outstanding equity awards held by such executive as of the date of the change in control. In addition, under the employment agreements, to the extent that any change in control payment or benefit would be subject to an excise tax imposed in connection with Section 4999 of the Code, such payments and/or benefits may be subject to a “best pay cap” reduction to the extent necessary so that the executive receives the greater of the (a) net amount of the change in control payments and benefits reduced such that such payments and benefits will not be subject to the excise tax and (b) net amount of the change in control payments and benefits without such reduction.

Compensation of Directors

Directors who are also our executive officers receive no compensation for board service.   The following table discloses compensation paid to members serving on our board of directors in 2015.

2015 Board of Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Martin Barber	25,445	—	25,445
Darren R. Bertram (2)	24,445	—	24,445
Philip S. Cottone	34,000	—	34,000
Richard J. DeAgazio	34,000	—	34,000
David G. Gaw	32,500	—	32,500
Gregory E. Kraut (2)	31,750	—	31,750
Michael G. Reiter (2)	25,945	—	25,945
Richard H. Ross (2)	32,750	—	32,750
Paul W. White (2)	30,750	—	30,750
______

(1)	There were no stock awards granted to directors during the year ended December 31, 2015. The number of stock awards held by all directors as of December 31, 2015 was 90,053 shares.
(2)	Each of Messrs. Bertram, Kraut, Reiter, Ross and White resigned as directors of the Company as of February 12, 2016.

During 2015, our non-officer directors received compensation according to the following guidelines:

Annual retainer fee	$25,000
Fee for each board meeting attended	1,000
Audit committee chairman retainer	5,000
Retainer for chairman of other committees	5,000
Fee for each committee meeting attended	500

Compensation Committee Interlocks and Insider Participation

During 2015, the compensation committee consisted of Messrs. DeAgazio (chairman), Cottone and Gaw. None of these individuals has at any time served as an officer of the company.  No member of the compensation committee has any interlocking relationship with any other company that requires disclosure under this heading.  None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2016 by (1) each current director, (2) each named executive officer, and (3) all current directors and executive officers as a group.  No stockholder known to us owns beneficially more than 5% of our common stock. The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares set forth in the following table.

Directors and Executive Officers (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Martin Barber	- 0 -	-
David G. Gaw	13,042	*
Richard J. DeAgazio	11,438	*
Philip S. Cottone	11,948	*
Jeffrey E. Witherell	53,409(3)	4.0
Pendleton P. White, Jr.	53,409(3)	4.0
Daniel C. Wright	- 0 -	-
All directors and executive officers as a group (7 persons)	143,246	10.8%

_____________________

*	Beneficial ownership of less than 1% of the class is omitted.
(1)	The address of each director and executive officer is that of the company.
(2)	The percentage of shares owned provided in the table is based on 1,327,859 shares outstanding as of April 29, 2016. Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person as of April 29, 2016 by the sum of the number of shares of common stock outstanding as of such date.
(3)	Includes 53,302 shares of common stock owned by Plymouth Group Real Estate of which Messrs. Witherell and White may be deemed to be the beneficial owners.

Director Independence

The Board of Directors, upon the advice of the Nominating and Governance Committee, has determined that all of the director nominees, other than Mr. Witherell and Mr. White, are “independent directors” as defined in Rule 303A.02 of the New York Stock Exchange Listed Company Manual. The independence question is analyzed annually in both fact and appearance to promote arms-length oversight. The Board of Directors considered the following information in determining whether or not our directors are independent. Mr. Witherell and Mr. White are current company officers, and accordingly the Board of Directors has concluded that neither is currently an independent director. With respect to our other directors, some serve on the boards of or have an ownership interest in privately held companies.

Item 14. Principal Accounting Fees and Services

Marcum LLP served as our independent auditors to audit our financial statements for the fiscal years ended December 31, 2014 and 2015. Aggregate fees billed to us by our independent auditors for the fiscal years ended December 31, 2015 and 2014 are set forth below.

Fees	2015	2014
Audit Fees (1)	$360,349	$234,567
Audit-Related Fees (2)	245,973	880,117
Tax Fees (3)	107,522	21,942
All Other Fees	—	—
Total	$713,844	$1,136,626

(1)	Fees for audit services billed in 2015 and 2014 consisted of audit of the company’s annual financial statements, reviews of the Company’s quarterly financial statements, consents and other services related to SEC matters, including services rendered in connection with the company’s registration statement on Form S-11.
(2)	Fees for audit-related services billed in 2015 and 2014 consisted of services that are reasonably related to the performance of the audit or the review of financial statements, including the preparation of audit required by regulation S-X Rule 3-14 relative to significant acquisitions.
(3)	Fees for tax-related services billed in 2015 and 2014 consisted of services that are reasonably related to the preparation of the tax returns of our taxable subsidiaries, including services rendered in connection with the company’s registration statement on Form S-11.

At its regularly scheduled and special meetings, the audit committee considers and pre-approves any audit and non-audit services to be performed by our independent accountants. The audit committee has delegated to its chairman, an independent member of our board of directors, the authority to grant pre-approvals of non-audit services provided that any such pre-approval by the chairman shall be reported to the audit committee at its next scheduled meeting. However, pre-approval of non-audit services is not required if (1) the aggregate amount of non-audit services is less than 5% of the total amount paid by us to the auditor during the fiscal year in which the non-audit services are provided; (2) such services were not recognized by the company as non-audit services at the time of the engagement; and (3) such services are promptly brought to the attention of the audit committee and, prior to completion of the audit, are approved by the audit committee or by one or more audit committee members who have been delegated authority to grant approvals. All services provided in 2015 were pre-approved.

The audit committee considered whether the provision of these services is compatible with maintaining the independent accountants’ independence and has determined that such services have not adversely affected the independence of Marcum LLP.

