Form 10-Q
period 2016-03-31
Plymouth Industrial REIT Inc.
filed 2016-05-16
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

As of May 1, 2016 the Registrant had outstanding 1,327,859 shares of common stock.

PLYMOUTH INDUSTRIAL REIT, INC.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015

Assets
Real estate properties	$138,553	$138,236
Less Accumulated depreciation	(10,383)	(8,522)
Real estate properties - net	128,170	129,714
Investments in real estate joint ventures	2,968	2,987
Cash	925	698
Restricted cash	750	757
Deferred lease intangibles, net	13,560	14,773
Other assets	1,144	1,122
Total assets	$147,517	$150,051

Liabilities and Stockholders’ Equity
Liabilities
Senior debt	$199,500	$196,800
Deferred interest	15,696	8,081
Accounts payable, accrued expenses and other liabilities	5,870	4,268
Deferred lease intangibles - below market leases, net	1,806	1,941
Total liabilities	222,872	211,090

Commitments and contingencies (Note 7)

Stockholders' deficit
Preferred stock, par value $0.01 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized; 1,327,859 shares issued and outstanding	13	13
Additional paid in capital	12,467	12,467
Accumulated deficit	(87,835)	(73,519)
Total stockholders' deficit	(75,355)	(61,039)
Total liabilities and stockholders' deficit	$147,517	$150,051

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Rental revenue	$4,808	$4,849
Equity investment income (loss)	30	(8)
Total revenues	4,838	4,841

Operating expenses:
Property	1,412	1,509
Depreciation and amortization	3,028	3,108
General and administrative	911	1,494
Acquisition costs	19	355
Total operating expenses	5,370	6,466

Operating loss	(532)	(1,625)

Other expense:
Interest expense	13,784	19,559
Total other expense	13,784	19,559

Net loss	$(14,316)	$(21,184)
Weighted-average common shares used in computing net loss per share – basic and diluted	1,327,859	1,327,859

Net loss per share – basic and diluted	$(10.78)	$(15.95)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

			Additional
	Common Stock, $0.01 Par Value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	1,327,859	$13	$12,467	$(73,519)	$(61,039)
Net loss	—	—	—	(14,316)	(14,316)

Balance, March 31, 2016	1,327,859	$13	$12,467	$(87,835)	$(75,355)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2016	2015

Operating activities
Net loss	$(14,316)	$(21,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,028	3,108
Straight line rent adjustment	(75)	(111)
Intangible amortization in rental revenue, net	(89)	(87)
Equity investment (income) loss	(30)	8
Accretion of interest and amortization of financing costs	2,700	13,733
Changes in operating assets and liabilities:
Restricted cash	7	6
Other assets	53	8
Deferred interest	7,615	2,898
Accounts payable, accrued expenses and other liabilities	1,543	(93)
Net cash provided by (used in) operating activities	436	(1,714)

Investing activities
Acquisition deposits	—	(550)
Real estate property improvements	(258)	(24)
Distributions from investments in real estate joint ventures	49	13
Net cash used in investing activities	(209)	(561)

Financing activities
Deferred offering costs	—	(156)
Net cash used in financing activities	—	(156)

Net increase (decrease) in cash	227	(2,431)
Cash at beginning of period	698	4,974
Cash at end of period	$925	$2,543

Non-cash Investing and Financing Activities:
Deferred offering costs included in accounts payable, accrued expenses and other liabilities	$—	$81
Improvements to real estate included in accounts payable, accrued expenses and other liabilities	$59	$—
Supplemental Cash Flow Disclosures:
Interest paid	$1,390	$2,928

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

Liquidity and Going Concern

As of March 31, 2016, the Company had an accumulated deficit of approximately $87,835 and had limited amounts of available liquidity evidenced by our cash position of $925. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

The Company derives the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our prior offering, from secured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, the Company entered into a loan agreement (the “Senior Loan”) with third party investment entities. The Senior Loan as described in Note (4) provided for secured loans in an aggregate amount up to $192,000, with cash funding amounts through March 31, 2016 of $165,000 and $20,000 of original issue discount. The Company used $155,000 of the net proceeds to acquire 20 industrial properties totaling approximately four million square feet, and additional net proceeds were utilized to repay former indebtedness, to pay fees and expenses and for working capital purposes.

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

As of February 9, 2016, the loan was transferred to a new entity, “Holder” and as of February 29, 2016, the Company was unable to pay the full amount of the loans due. The Company and Holder entered into a forbearance agreement acknowledging the default under the loan for non-payment in full at maturity and providing for a forbearance of action through April 30, 2016. On April 29, 2016 the forbearance agreement was extended by the Company and Holder to May 30, 2016. During this period, the Company will seek to restructure the loan, obtain alternative debt, additional equity or other capital.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

(2) Significant Accounting Policies

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in the accounting policies followed by the Company during the current fiscal year.

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

Income Taxes

The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with its tax year ending December 31, 2012. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that is distributed as dividends to the Company’s stockholders. If the Company fails to qualify as a REIT in any tax year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless it is able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect the net income and net cash available for distribution to stockholders. The Company intends to continue to be organized and operate in such a manner as to qualify for treatment as a REIT.

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
Unaudited

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

Amortization of Deferred Lease Intangibles - Assets and Liabilities

Deferred lease intangible assets consist of leases in place, leasing commissions, tenant relationships, and above market leases. Deferred lease intangible liabilities represent below market leases. These intangibles have been recorded at their fair market value in connection with the acquisition of properties. Intangible assets are generally amortized over the remaining life of the related leases excluding renewal options, except in the case of below market fixed rate rent amounts, which are amortized over the applicable renewal period.

Impairment of Long-Lived Assets

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, the Company considers current market conditions, as well as our intent with respect to holding or disposing of the assets. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. The Company has determined there is no impairment of value of long lived assets at March 31, 2016 or December 31, 2015.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

Earnings per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share as the Company does not have any common stock equivalents, such as stock options. The Company has not granted any stock options or stock based awards under its 2014 Incentive Award Plan.

Financial Instruments

The Company estimates that the carrying value of cash, restricted cash, senior debt and deferred interest approximates their fair values based on their short term maturity and prevailing interest rates.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

(3) Investments in Real Estate Joint Ventures

The Company, through its Operating Partnership, has the following investments in real estate joint ventures, which are accounted for on the equity method of accounting based on significant influence over the entities and lack of control over the entities:

•	At March 31, 2015, a 51.5% equity interest in the Class A shares of Colony Hills Capital Residential II, LLC (“CHCR II”) which is a joint venture with Colony Hills Capital, LLC, for an investment of $1,250. The Company has no controlling interest in CHCR II. CHCR II is the sole member of Wynthrope Holdings, LLC, which owned Wynthrope Forest Apartments, a 23 building, 270 unit multifamily complex located in Riverdale, a suburb of Atlanta, Georgia. In July 2015, Wynthrope Holdings, LLC sold Wynthrope Forest Apartments and the Company’s investment liquidated. For the year ended December 31, 2015, the Company recognized a gain of $1,380 related to the disposition of the investment.

•	At March 31, 2016 and 2015, a 50.3% interest in TCG 5400 FIB LP (“5400 FIB”), which was obtained in October and November of 2013 for a total of $3,900. 5400 FIB owns a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space. The initial purchase price of the Property was $21,900 which included $15,000 of secured debt.

The Company performed an analysis to determine whether or not these entities represent variable interest entities (“VIE”s), and if the Company is the primary beneficiary (“PB”) of the VIEs.

The Company concluded that CHCR II was a VIE. The Company determined that it was not the PB of the VIE as the Company did not have the ability to make decisions over the activities that most significantly impacted the performance of CHCR II. The Company accounted for the CHCR II investment as an equity method investment through the date of liquidation of its investment.

The Company concluded that 5400 FIB is not a VIE. The Company accounts for the 5400 FIB investment as an equity method investment.

A condensed summary of results of operations of the real estate joint ventures is as follows:

	Three months Ended March 31,
	2016	2015
Revenues	$838	$2,030
Expenses	(777)	(2,047)
Net income (Loss)	$61	$(17)

Distributions amounted to $49 and $13, for the three months ended March 31, 2016 and 2015, respectively.

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

The Company has borrowed $69,200 under Tranche A and $95,800 under Tranche B for a total of $165,000. At March 31, 2016 and December 31, 2015, there was $165,000 of indebtedness outstanding under the Senior Loan and $20,000 of fully amortized original issue discount, which had been accreted over the initial term of the Senior Loan. Additionally, Payment-in-Kind (PIK) interest is also accreted to debt. Accordingly, there was $199,500 and $196,800 of Senior Loans, outstanding at March 31, 2016 and December 31, 2015, respectively. There was also $15,696 and $8,081 of deferred interest payable outstanding at March 31, 2016 and December 31, 2015, respectively.

The Senior Loan initially matured on April 28, 2015, and was extended to February 29, 2016. On February 9, 2016, the holders of the Senior Loan sold the Senior Loan to a new entity, “Holder”. On February 29, 2016, the Company and the Holder entered into a forbearance agreement whereby the Company acknowledged its inability to repay the amounts due at maturity on February 29, 2016 under the loan, which represented an event of default, and the Holder agreed to a forbearance of action through April 30, 2016. On April 29, 2016, the forbearance agreement was extended by the Company and Holder to May 30, 2016.

During this forbearance period, the Company will seek to restructure the loan, obtain alternative debt, additional equity or other capital. The relevant terms of the borrowing arrangement are as follows:

•	The Tranche A and Tranche B borrowings under the Senior Loan bear interest at a current pay rate equal to 7% per annum and an additional default rate effective as of March 1, 2016 of 8%. Tranche C has a contract rate of 15% following a default calculated from the date of the initial loan, plus an additional default rate effective as of March 1, 2016 of 8%. During the period of forbearance the Company shall pay to Holder, an amount defined in the forbearance agreement as excess cash flow. This monthly payment is guaranteed by an officer of the Company to the extent operating expenditures may exceed amounts approved by Holder.

•	The borrowings under the Senior Loan were made in tranches and also accrue PIK interest at an annual rate of 3% compounded monthly on Tranche A amounts, and at an annual rate of 8% compounded monthly on Tranche B and C amounts. The weighted average of PIK interest was approximately 5% at March 31, 2016 and December 31, 2015. Accrued PIK interest amounted to $14,500 and $11,800 at March 31, 2016 and December 31, 2015, respectively, and is included in senior debt in the accompanying consolidated balance sheets. All PIK amounts were due at maturity.

•	With respect to any repayment of (a) Tranche A, a make-whole fee in an amount equal to four percent (4%) of the outstanding balance of Tranche A will be payable; (b) Tranche B, a make-whole fee in an amount equal to five percent (5%) of the outstanding balance of Tranche B, and (c) Tranche C, following an event of default, a make-whole fee in an amount equal to five percent (5%) of the outstanding balance of Tranche C. The amount of make whole fees accrued at March 31, 2016 and December 31, 2015 was $9,493 and $8,081, respectively, and is included in deferred interest in the accompanying consolidated balance sheets.

•	The borrowings under the Senior Loan are secured by first lien mortgages on all of the Company’s existing properties and pledges of equity interests in the Operating Partnership.

•	The obligations under the Senior Loan are guaranteed by the Company.

•	The Senior Loan contains financial covenants that require, among other things, the maintenance of a minimum debt service coverage ratio and annualized Net Operating Income. During the monthly periods for determination, the Company incurred capital expenditures which reduced its net operating income below the amount necessary to be in compliance with the applicable requirements of the covenants, constituting an event of default under the Senior Loan.

•	The Senior Loan contains affirmative and negative covenants, which include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
Unaudited

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

(6) Employment Agreements

On September 10, 2014, the Company entered into employment agreements with Jeffrey E. Witherell, the Company’s Chief Executive Officer, Pendleton P. White, Jr., the Company’s President and Chief Investment Officer, and Daniel C. Wright, the Company’s Executive Vice President and Chief Financial Officer. As approved by the compensation committee of the Board of Directors, the agreements provide for base salaries ranging from $200 to $300 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

(7) Commitments

The Company leases space for its corporate office under the terms of a sub-lease. Rental expense for operating leases, including common-area maintenance, was $80 for both the three months ended March 31, 2016 and 2015. Amounts of minimum future rental commitments under the operating lease for the remainder of 2016 are $115.

(8) Subsequent Events

On April 29, 2016, the Company and Holder of the Senior Loan agreed to a 30-day extension of the forbearance agreement from April 30, 2016 to May 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the year ended December 31, 2015.

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

As of March 31, 2016, the Company owned and operated, or had an interest in, 21 industrial properties located in seven states with an aggregate of approximately 4,350,000 rentable square feet which we refer to as the Company Portfolio. As of March 31, 2016, the portfolio of owned and operated properties, or those which we have an interest in, was approximately 98.0% leased to 37 separate tenants across 16 industry types with a weighted average remaining lease term of 3.9 years. Approximately 88.7% of the annualized base rent payments from the Company Portfolio as of March 31, 2016 was from triple-net leases, pursuant to which the tenants are responsible for all operating expenses relating to the property, including, without limitation, real estate taxes, utilities, property insurance, routine maintenance and repairs and property management. We expect this lease structure will insulate us from increases in certain operating expenses and provide more predictable cash flow. Our triple-net leases are structured to generate attractive returns on a long-term basis. The leases typically have initial terms of three to ten years and generally include annual rent escalators. Therefore, our operating results will depend significantly upon the ability of our tenants to make required rental payments. We believe that the Company Portfolio will enable us to generate stable cash flows over time because of the staggered lease expiration schedule, the long-term leases and the low historical occurrence of tenants defaulting under their leases. As of March 31, 2016, leases of the Company Portfolio representing 4.8%, 12.7% and 8.0% of leasable square feet will expire in 2016, 2017 and 2018, respectively.

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

Occupancy Rates.   As of March 31, 2016, the Company Portfolio was approximately 98.0% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas in which our properties are located and the financial condition of tenants in our target markets.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties. The leases of the Company Portfolio scheduled to expire during the remaining nine months of the year ending December 31, 2016 represent approximately 5.6% of the pro forma total annualized rent for the Company Portfolio, which we believe is a stable revenue base. In the year ending December 31, 2017 through the year ending December 31, 2018, an aggregate of 22.4% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

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

General and Administrative Expenses

We expect general and administrative expenses for the remaining nine months of the year ended December 31, 2016, to be consistent with the results of the three months ended March 31, 2016, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act.

Critical Accounting Policies

Our discussion and analysis of our Company’s historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period.

Discussion of Results of Operations for the Three months Ended March 31, 2016 and 2015 (Dollars in thousands)

Rental Revenue: Rental revenue decreased by approximately $41 to approximately $4,808 for the three months ended March 31, 2016 compared to approximately $4,849 for the three months ended March 31, 2015.

Equity Investment Income: The Company recognized income (loss) on our investment in joint ventures of approximately $30 and ($8) during the three months ended March 31, 2016 and 2015, respectively.

Property Expenses: Property expenses decreased by approximately $97 to approximately $1,412 for the three months ended March 31, 2016 when compared to $1,509 for the three months ended March 31, 2015.

Depreciation and Amortization: Depreciation and amortization expense decreased by approximately $80 to approximately $3,028 for the three months ended March 31, 2016 when compared to $3,108 for the three months ended March 31, 2015.

General and Administrative: General and administrative expenses decreased approximately $583 to $911 for the three months ended March 31, 2016 from $1,494 for the three months ended March 31, 2015. The decrease is attributable primarily to a reduction of accounting, legal and non-deferred professional fees as the Company manages its cash resources.

Acquisition Costs: Acquisition costs decreased by approximately $336 to $19 for the three months ended March 31, 2016 from $355 for the three months ended March 31, 2015 due to less acquisition activity in the current quarter.

Interest Expense: Interest expense decreased by approximately $5,775 to approximately $13,784 for the three months ended March 31, 2016 when compared to $19,559 for the three months ended March 31, 2015. The decrease in interest expense was due primarily to the amortization of the OID which ended at the initial maturity date of the Senior Loan, offset by additional amounts of interest recognized in the three months ended March 31, 2016 in accordance with default interest provisions of the loan, effective March 1, 2016.

Net loss: Our net loss decreased to approximately $14,316 for the three months ended March 31, 2016 from $21,184 for the three months ended March 31, 2015. The decrease in net loss was due primarily to the reduction of interest expense, acquisition costs and reduced general and administrative expenses discussed above.

Net Operating Income: Net operating income, or NOI, increased from $3,340 for the three months ended March 31, 2015 to approximately $3,396 for the three months ended March 31, 2016 primarily due to reduced property expenses.

EBITDA: EBITDA increased from approximately $1,483 for the three months ended March 31, 2015 to approximately $2,496 for the three months ended March 31, 2016. The EBITDA increase of approximately $1,013 was due primarily to decreased general and administrative expenses and acquisition costs.

FFO: FFO loss decreased from approximately $17,505 for the three months ended March 31, 2015 to a loss of approximately $11,171 for the three months ended March 31, 2016, due primarily to reduced interest expense associated with the senior secured loan as the amortization of the OID ended at the initial maturity date.

AFFO: AFFO loss decreased from approximately $17,335 for the three months ended March 31, 2015, to a loss of approximately $11,267 for the three months ended March 31, 2016, due primarily to reduced interest expense associated with the senior secured loan as the amortization of the OID ended at the initial maturity date.

Non-GAAP Financial Measures

We disclose NOI, EBITDA, FFO and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result, we are required to include in this Quarterly Report on Form 10-Q a statement of why management believes that presentation of these measures provides useful information to investors.

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

The following is a reconciliation of reported net loss for the periods presented, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Three Months Ended
NOI:	March 31,
	2016	2015

Net loss	$(14,316)	$(21,184)
General and administrative	911	1,494
Acquisition costs	19	355
Interest expense	13,784	19,559
Depreciation and amortization	3,028	3,108
Other (income) loss	(30)	8

NOI	$3,396	$3,340

Net operating income consists of the following:

	Three Months Ended
	March 31,
	2016	2015

Rental revenue	$4,808	$4,849
Property expenses	1,412	1,509

NOI	$3,396	$3,340

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

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(14,316)	$(21,184)
Depreciation and amortization	3,028	3,108
Interest expense	13,784	19,559

EBITDA	$2,496	$1,483

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

The following table sets forth a reconciliation of our net loss, the nearest GAAP equivalent, to FFO for the periods presented:

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(14,316)	$(21,184)
Depreciation and amortization	3,028	3,108
Adjustment for unconsolidated joint ventures	117	571

FFO	$(11,171)	$(17,505)

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

The following table sets forth a reconciliation of our FFO to AFFO for the periods presented:

	Three Months Ended
	March 31,
	2016	2015

FFO	$(11,171)	$(17,505)
Amortization of above or accretion of below market lease rents	(89)	(87)
Acquisition costs	19	355
Distributions	49	13
Straight line rent	(75)	(111)

AFFO	$(11,267)	$(17,335)

Liquidity and Capital Resources

We derived the capital required to purchase and originate our real estate-related investments and conduct our operations from the proceeds of our prior Offering, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. On October 28, 2014, we entered into a senior secured loan agreement with third party investment entities. The senior secured loan provided for secured loans in an aggregate amount up to $192,000, with cash funding through December 31, 2014 in the amount of $165,000 and $20,000 of original issue discount. Our Operating Partnership used $155,000 of the net proceeds of the funding to acquire 20 industrial properties in Chicago, Columbus, Memphis, Cleveland, Cincinnati, Atlanta, Portland (ME), and Marlton (NJ), totaling four million square feet, and additional net proceeds utilized to repay former indebtedness, to pay fees and expenses and for working capital purposes.

The loans under the senior secured loan bear interest at a current pay rate equal to 7% per annum, coupled with payment-in-kind features with respect to the remaining interest at varying rates. The Senior Loan initially matured on April 28, 2015, and had been extended to the current maturity date of February 29, 2016. On February 9, 2016 the holders of the Senior Loan sold the Senior Loan to a new entity, “Holder.” On February 29, 2016, the Company and the Holder entered into a forbearance agreement whereby the Company acknowledged its inability to repay the amounts due at maturity on February 29, 2016 under the loan, which represented an event of default, and the Holder agreed to a forbearance of action through April 30, 2016. On April 29, 2016, the forbearance agreement was extended by the Company and Holder to May 30, 2016. During the period of forbearance the Company shall pay to Holder, an amount defined in the forbearance agreement as excess cash flow. This monthly payment is guaranteed by an officer of the Company to the extent operating expenditures may exceed amounts approved by Holder.

During this forbearance period the Company will seek to restructure the loan, obtain alternative debt, additional equity or other capital.

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

The Senior Loan contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. As of March 31, 2016, we had an accumulated deficit of approximately $87,835 and had limited amounts of available liquidity evidenced by our cash position of $925. The Company continues to maintain arrangements with certain of its vendors to limit future expenses related to certain professional services.

The Company’s ability to meet its working capital needs and repay its borrowings under the Senior Loan is dependent on our ability to restructure the Senior Loan, issue additional equity or secure additional debt financing. There is no assurance, however, that additional debt or other forms of capital will be available to the Company, or on terms acceptable to the Company.

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

In summary, our cash flows were:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$436	$(1,714)

Net cash used in investing activities	$(209)	$(561)

Net cash used in financing activities	$—	$(156)

Operating Activities: Net cash provided by (used in) operating activities were approximately $436 during the three months ended March 31, 2016 and $(1,714) for the three months ended March 31, 2015. Our net loss decreased significantly from $21,184 for the three months ended March 31, 2015 to $14,316 for the three months ended March 31, 2016 causing a significant decrease in cash used in operating activities. This large decrease was due to reduced interest accretion and amortization of financing costs as such items were fully accreted and amortized through the initial maturity date and offset by increased deferred interest charges during the three months ended March 31, 2016.

Investing Activities: Net cash used in investing activities for the three months ended March 31, 2016 was $209, which primarily represented real estate improvements. Net cash used in investing activities for the three months ended March 31, 2015 of $561 represented deposits for property acquisition offset by distributions from the Company’s unconsolidated joint ventures.

Financing Activities: For the three months ended March 31, 2016, there were no financing activities. During the three months ended March 31, 2015, we incurred $156 of deferred offering costs related to the Company’s filing of an S-11 registration with the SEC for issuance of securities, which was abandoned in the third quarter of 2015.

At March 31, 2016, the Company had cash of $925 with obligations outstanding under the senior secured loan, and no obligations to fund capital in the existing investments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. As described below, management had previously identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of the current review, our management has concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.

The specific material weaknesses that management identified as continuing in our internal controls as of March 31, 2016 is as follows:

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

Changes in Internal Control and Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May __, 2016