Form 10-Q
period 2017-06-30
Plymouth Industrial REIT Inc.
filed 2017-08-14
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Franklin Street, Suite 600 Boston, MA 02110	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐   NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑   Smaller reporting company ☐   Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐   NO ☑

As of August 10, 2017 the Registrant had outstanding 3,812,886 shares of common stock.

PLYMOUTH INDUSTRIAL REIT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Real estate properties	$139,326	$139,086
Less Accumulated Depreciation	(19,816)	(16,027)
Real estate properties, net	119,510	123,059

Cash	28,981	941
Restricted cash	687	6,353
Cash held in escrow	3,221	2,907
Deferred lease intangibles, net	8,680	10,533
Other assets	2,733	1,953
Total assets	$163,812	$145,746

Liabilities and Equity (Deficit)
Liabilities:
Senior secured debt, net	116,402	116,053
Mezzanine debt to investor, net	29,319	29,262
Deferred interest	200	207
Accounts payable, accrued expenses and other liabilities	5,363	5,352
Deferred lease intangibles, net	1,150	1,405
Redeemable preferred member interest in subsidiary	—	31,043
Total	152,434	183,322

Commitments and contingencies

Equity (Deficit):
Plymouth Industrial REIT, Inc. Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value; 100,000,000 shares authorized; none issued and outstanding.
Common stock, $0.01 par value; 900,000,000 shares authorized; 3,652,886 and 331,965 shares issued and outstanding at June 30, 2017 and December 31, 2016	37	3
Additional paid in capital	123,448	12,477
Accumulated deficit	(112,107)	(110,506)
Total Plymouth Industrial REIT, Inc. stockholders' equity (deficit)	11,378	(98,026)
Non-controlling interest	—	60,450
Total equity (deficit)	11,378	(37,576)
Total liabilities and equity (deficit)	$163,812	$145,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Six Months Ended		For the Quarter Ended
	June 30,		June 30,
	2017	2016	2017	2016

Rental revenue	$9,964	$9,680	$5,026	$4,873
Other income	1	5	1	(26)
Total revenues	9,965	9,685	5,027	4,847

Operating expenses:
Property	2,925	2,868	1,517	1,447
Depreciation and amortization	5,557	5,911	2,785	2,883
General and administrative	1,933	1,721	1,209	819
Acquisition costs	82	33	82	14
Total operating expenses	10,497	10,533	5,593	5,163

Operating loss	(532)	(848)	(566)	(316)

Other expense:
Interest expense	(5,743)	(24,627)	(2,802)	(10,842)
Total other expense	(5,743)	(24,627)	(2,802)	(10,842)

Net loss	$(6,275)	$(25,475)	$(3,368)	$(11,158)

Net loss attributable to non-controlling interest	$(4,674)	$—	$(2,209)	$—

Net loss attributable to Plymouth Industrial REIT, Inc.	$(1,601)	$(25,475)	$(1,159)	$(11,158)

Net loss per share attributable to Plymouth Industrial REIT, Inc. common stockholders	$(2.55)	$(76.74)	$(1.26)	$(33.61)

Weighted-average common shares outstanding basic and diluted	629,057	331,965	922,885	331,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Common Stock,		Additional Paid in	Accumulated	Stockholders' Equity	Non-controlling	Total Equity
	$0.01 Par Value
	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance January 1, 2017	331,965	$3	$12,477	$(110,506)	$(98,026)	$60,450	$(37,576)
Non cash capital contribution by investor related to redemption of redeemable preferred interest	—	—	—	—	$—	1,019	$1,019
Proceeds from sale of common stock, net of $5,548 of offering costs	2,900,000	29	49,523	—	$49,552	—	49,552
Shares issued in private placement for redemption of redeemable preferred interest	263,158	3	4,997	—	$5,000	—	5,000
Warrants issued to acquire 250,000 shares at $23 per share	—	—	(140)		$(140)	—	(140)
Restricted shares issued	157,763	2	(2)	—	$—	—	—
Stock Based Compensation	—	—	35	—	$35	—	35
Dividends declared	—	—	(237)		$(237)	—	(237)
Net loss	—	—	—	(1,601)	(1,601)	(4,674)	(6,275)
Redemption of non-controlling interest related to redeemable preferred interest			56,795		$56,795	(56,795)	—
Balance, June 30, 2017	3,652,886	$37	$123,448	$(112,107)	$11,378	$—	$11,378

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the Six Months Ended
	June 30,
	2017	2016

Operating activities
Net loss	$(6,275)	$(25,475)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,557	5,911
Straight line rent adjustment	(76)	(158)
Intangible amortization in rental revenue, net	(166)	(178)
Equity investment income	—	(1)
Accretion of interest and deferred interest	965	22,036
Stock based compensation	35	—
Changes in operating assets and liabilities:
Security deposits	84	(13)
Other assets	(704)	67
Cash held in escrow	438	—
Deferred leasing costs	(5)	(81)
Deferred interest	(7)	—
Accounts payable, accrued expenses and other liabilities	(1,093)	(769)
Net cash provided by (used in) operating activities	(1,247)	1,339

Investing activities
Real estate improvements	(240)	(688)
Increase in cash held in escrow	(752)	—
Distributions from investment in joint ventures	—	61
Net cash used in investing activities	(992)	(627)

Cash flows from financing activities
Proceeds from issuance of common stock	55,100	—
Offering costs related to issuance of common stock	(4,821)	—
Redemption of Preferred Member Interest	(20,000)	—
Debt issuance costs	—	(100)
Net cash provided by (used in) financing activities	30,279	(100)

Net increase in cash	28,040	612
Cash at beginning of period	941	698
Cash at end of period	$28,981	$1,310

Supplemental Cash Flow Disclosures:
Interest paid	$4,778	$2,591

Supplemental Non-cash Financing and Investing Activities:
Application of restricted cash to redeemable preferred membership interest	$5,582	$—
Offering costs included in accounts payable, accrued expenses and other liabilities	$727	$—
Non cash capital contribution by investor related to adjustment of Redemption Price of redeemable preferred interest	$1,019	$—
Shares issued in Private Placement for Redemption of Redeemable Preferred Interest	$5,000	$—
Dividends declared	$237	$—
Warrants issued	$140	$—
Redemption of non-controlling interest related to preferred interest	$56,795	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company is focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S.  As of June 30, 2017, the Company through its subsidiaries owns 20 industrial properties comprising approximately 4,000,000 square feet.

The Company filed a Prospectus dated June 8, 2017 with the Securities and Exchange Commission (“SEC”). The initial public offering of common stock (“Offering”) occurred on June 14, 2017 and the Company issued 2,900,000 shares at $19.00 per share.

The Company received net proceeds from the Offering of approximately $51,243 reflecting gross proceeds of approximately $55,100 net of underwriting fees of approximately $3,857. The Company incurred additional offering costs of $1,691. On July 12, 2017, in connection with the underwriters’ exercise of the overallotment option, the Company issued an additional 160,000 shares of common stock at $19.00 generating additional gross proceeds of approximately $3,040 and approximately $2,817 of net proceeds.

On October 17, 2016, the Company completed a reorganization of its subsidiary structure simultaneously with the refinancing of the Company’s existing debt. The Company issued non-controlling interests to a financial investor and lender, Torchlight, in newly established legal entities to hold the properties. The refinancing of the Company’s debt is further discussed in Note 6.

On June 14, 2017 the Company utilized a portion of the proceeds from the Offering to redeem the non-controlling interest held by Torchlight for $25,000 consisting of cash ($20,000) along with common stock ($5,000 or 263,158 shares at $19.00 per share) issued in a private placement with Torchlight coterminous with the Offering.

The accompanying condensed consolidated financial statements include the following entities:

Name	Relationship	Formation

Plymouth Industrial REIT, Inc.	Parent	2011
Plymouth Industrial OP LP	Wholly-owned subsidiary	2011
Plymouth Industrial 20 Financial LLC	Wholly-owned subsidiary	2016
Plymouth Industrial 20 LLC (20 LLC)	Wholly-owned subsidiary *	2016
20 individual property LLCs	Wholly-owned subsidiary *	2014

* See note 10 for discussion of non-controlling interests prior to completion of our Offering.

Basis of Presentation

The Company’s condensed consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company considers the issuance of member interests in entities that hold its properties under the guidance of ASC 360 Property, Plant and Equipment (ASC 360), and ASC 976, Real Estate, (ASC 976) as referenced by ASC 810, Consolidation, (ASC 810).

These interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. It is suggested that these interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2016 and 2015 included in the Prospectus as filed June 8, 2017. There have been no material changes in accounting policies followed by the Company in the current fiscal year.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding impairments. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Risks and Uncertainties

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should the Company experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its stockholders, service debt, or meet other financial obligations.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company's financial statements for the years ended December 31, 2016 and 2015, and March 31, 2017 included in the Prospectus as filed June 8, 2017, included a statement indicating substantial doubt with regard to the Company’s ability to continue as a going concern. The net proceeds of the Offering have fully addressed the working capital needs of the Company as a going concern.

At June 30, 2017, the Company has a cash position of $32,202.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2016 and 2015 included in the Prospectus as filed June 8, 2017 Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Segments

The Company has one reportable segment–industrial properties. These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2017 and at December 31, 2016 the Company did not recognize an allowance for doubtful accounts.

For the six months ended June 30, 2017 and 2016, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent 10% or greater of rental revenue for the six month period ended June 30, 2017 and 2016:

	2017	2016
Pier One	12.7%	12.3%
Perseus	10.0%	10.2%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Rental revenue is comprised of the following:

	Period Ended	Period Ended
	June 30,	June 30,
	2017	2016
Income from leases	$7,052	$6,853
Straight-line rent adjustment	76	158
Reimbursable expenses	2,669	2,491
Amortization of above market leases	(89)	(89)
Amortization of below market leases	256	267

Total	$9,964	$9,680

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2017 and December 31, 2016. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 6, cash held in escrow for real estate tax, insurance and tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2017, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

Fair Value of Financial Instruments

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, senior secured debt, mezzanine debt to investor and deferred interest, accounts payable and accrued expenses and other current liabilities. The values of the financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates. The fair value of the warrant liability included in other liabilities is disclosed in Note 8.

Debt Issuance Costs

The Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) in 2016. In accordance with the adoption of ASU No. 2015-03, debt issuance costs are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $4,799 at June 30, 2017 and December 31, 2016, and related accumulated amortization amounted to $520 and $113 at June 30, 2017 and December 31, 2016, respectively. Unamortized debt issuance costs amounted to $4,279 and $4,686 at June 30, 2017 and December 31, 2016, respectively.

Stock Based Compensation

The Company grants stock based compensation awards to our employees and directors typically in the form of restricted shares of common stock.  The Company accounts for its stock-based employee compensation in accordance with ASU 2016-09, Compensation — Stock Compensation Improvements to Employee Share-Based Payment Accounting.  The Company measures stock-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the periods ended June 30, 2017 and 2016.

Earnings per Share

Basic net loss per share is computed by dividing net loss attributable to Plymouth Industrial REIT, Inc. by the weighted average shares of common stock outstanding for the period, which is also presented on the condensed consolidated statements of operations. Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Stock Compensation – Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and policy elections on the impact for forfeitures. The Company adopted ASU 2016-09 in fiscal 2017 and its adoption had no material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Key differences between business combinations and asset acquisitions include: Transaction costs are capitalized in an asset acquisition but expensed in a business combination. Identifiable assets, liabilities assumed and any non-controlling interests are generally recognized and measured as of the acquisition date at fair value in a business combination, but are measured by allocating the cost of the acquisition on a relative fair value basis in an asset acquisition. Public business entities should apply the amendments to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company expects to early adopt ASU 2017-01 for acquisitions which occur subsequent to June 30, 2017.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Real Estate Properties

Real estate properties consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Land and improvements	$18,117	$18,117
Buildings	110,754	110,142
Site improvements	10,442	10,442
Construction in process	13	385
	139,326	139,086
Less accumulated depreciation	(19,816)	(16,027)
Real estate properties	$119,510	$123,059

Depreciation expense was $3,789 and $3,739 for the six months ended June 30, 2017 and 2016, respectively.

4. Deferred Lease Intangibles

Deferred Lease Intangible assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Above market lease	$1,122	$1,122
Lease in place	14,289	14,289
Tenant relationships	2,068	2,068
Leasing commission	2,606	2,606
Leasing commission after acquisition	263	258
	20,348	20,343
Less Accumulated amortization	(11,668)	(9,810)
Deferred lease intangibles	$8,680	$10,533

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Deferred Lease Intangibles - Below Market Leases at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Below market leases	$2,548	$2,548
Less accumulated amortization	(1,398)	(1,143)
Deferred lease intangibles	$1,150	$1,405

Amortization of above and below market leases was recorded as an adjustment to revenues and amounted to $166 and $178 for the six months ended June 30, 2017 and 2016, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization in the accompanying condensed consolidated statements of operations and amounted to $1,769 and $2,173 for the six months ended June 30, 2017 and 2016, respectively.

5. Investment in Real Estate Joint Venture

In 2013, the Company acquired a 50.3% interest in TCG 5400 FIB LP (“5400 FIB”), which owned a warehouse facility (the “Property”) in Atlanta, Georgia containing 682,750 rentable square feet of space, which was obtained in 2013 for a total of $3,900. The Company accounted for the investment under the equity method since it did not have control over the investment.

The property was sold in November 2016 and the Company received $5,582 as a return of its investment. The Company recorded a gain on the disposition of the investment in the amount of $2,846 in 2016. The Company included the cash proceeds from the investment in restricted cash in the condensed consolidated balance sheet at December 31, 2016 since the amount served as collateral for the borrowing arrangements with Torchlight discussed in Notes 6 and 10. The amount was released from restricted cash in February, 2017 and applied to the redeemable preferred member interest.

6. Borrowing Arrangements

On October 17, 2016, the Company completed a reorganization of its subsidiary structure in connection with the refinancing of the Company’s existing debt. The Company issued non-controlling interests to a financial investor and lender, Torchlight, in newly established legal entities to hold the properties owned by the REIT.

Previous Borrowing Arrangement

On October 28, 2014, the Company, its wholly-owned subsidiary Plymouth Industrial OP LP, its Operating Partnership, and certain subsidiaries of its Operating Partnership entered into a senior secured loan agreement (Senior Loan) with investment entities, or the Funds, managed by Senator Investment Group LP (Senator). The Senior Loan was a $192,000 facility. On February 9, 2016, an affiliate of Torchlight Investors LLC (“Torchlight”) acquired the Senior Loan from Senator in a transaction outside of the Company and assumed the rights of Senator under the Senior Loan.

Refinancing

On October 17, 2016, the Company refinanced its Senior Loan with Torchlight, which had a carrying value of $237,751 as of that date, through the following steps:

•	The Company, through its newly created subsidiary 20 LLC, borrowed $120,000 in the form of a senior secured loan from investment entities managed by AIG Asset Management (the “AIG Loan”). The Company used the net proceeds of these borrowings to reduce the Senior Loan with Torchlight.
•	The Company, through 20 LLC, issued a mezzanine term loan (“Mezzanine Loan”) in the amount of $30,000 to an investment fund controlled by Torchlight, in satisfaction of $30,000 of the Senior Loan with Torchlight.
•	The Company, through 20 LLC, issued a 99.5% redeemable preferred member interest in 20 LLC in the amount of $30,553 to an affiliate of Torchlight in satisfaction of $30,553 of the Senior Loan with Torchlight.

The value of the consideration transferred by the Company to Torchlight totaled $175,000 which consisted of (a) net cash transferred of $114,447, (b) debt satisfied in the amount of $30,000 through the issuance of the Mezzanine Loan and (c) the debt satisfied in the amount of $30,553 through the issuance of the redeemable preferred member interest.

The Company accounted for the difference between the carrying value of the Senior Loan of $237,751 and the value of the consideration transferred of $175,000, or $62,751 as a capital contribution pursuant to the guidelines of ASC 470-50-40-2 since the refinancing was between the Company and Torchlight, a related party.

The terms of the refinanced debt are discussed below and the terms of the redeemable preferred member interest in 20 LLC are discussed in Note 10.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

$120,000 AIG Loan

Certain indirect subsidiaries of our Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of June 30, 2017 and December 31, 2016, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on all of the 20 properties. The obligations under the AIG Loan are also guaranteed by our Company and each of our Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

The borrowings amounted to $116,402 and $116,053 net of $3,598 and $3,947 of unamortized debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

$30,000 Mezzanine Loan

20 LLC has entered into a mezzanine loan agreement with Torchlight as partial payment of its prior Senior Loan. The Mezzanine Loan has an original principal amount of $30,000, and bears interest at 15% per annum, of which 7% percent is paid currently during the first four years of the term and 10% is paid for the remainder of the term, and is due on October 17, 2023. Unpaid interest accrues and is added to the outstanding principal amount of the loan. The Mezzanine Loan requires borrower to pay a prepayment premium equal to the difference between (1) the sum of 150% of the principal being repaid (excluding the accrued interest) and (2) the sum of the actual principal amount being repaid and current and accrued interest paid through the date of repayment. This repayment feature operates as a prepayment feature since the difference between (1) and (2) will be zero at maturity.

As additional consideration for the Mezzanine Loan, 20 LLC granted Torchlight under the Mezzanine Loan, a profit participation in the form of the right to receive 25% of net income and capital proceeds generated by the Company Portfolio following debt service payments and associated costs (the “TL Participation”). The TL Participation was terminated as of June 14, 2017 in consideration of the Company issuing warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a price of $23.00 per share. The warrants have a five year term and are more fully discussed in Note 7. The profit participation was zero for the six months ended June 30, 2017 and the year ended December 31, 2016.

The borrowings under the Mezzanine Loan are secured by, among other things, pledges of the equity interest in 20 LLC and each of its property-owning subsidiaries.

Borrowings under the Mezzanine Loan amounted to $29,319, net of unamortized debt issuance costs of $681 at June 30, 2017. Borrowings under the Mezzanine Loan amounted to $29,262, net of unamortized debt issuance costs of $738 at December 31, 2016.

Deferred interest amounted to $200 at June 30, 2017 and $207 at December 31, 2016, and is presented separately in the condensed consolidated balance sheets.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

7. Fair Value of Financial Instruments

The Company applies various valuation approaches in determining the fair value of its financial assets and liabilities within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1— Quoted prices for identical instruments in active markets.

Level 2— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3— Significant inputs to the valuation model are unobservable.

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

8. Common Stock

On May 1, 2017, the Company amended its charter and affected a 1-for-4 reverse stock split with respect to all then-outstanding shares of the Company’s common stock. All per share amounts and number of shares in the financial statements and related notes were retroactively restated to reflect the reverse stock split.

On June 14, 2017, the Company completed the Offering of our common stock. The Offering resulted in the sale of 2,900,000 shares of our common stock at a price of $19.00 per share. The Company also issued 263,158 shares of common stock at a value of $19.00 per share for a total of $5,000 as partial payment of the redemption of the redeemable preferred member interest in 20 LLC held by Torchlight.

Concurrently with the closing of the Offering, the Company issued 157,763 restricted shares of its common stock to the independent directors and certain employees of the Company. The Company has included these shares as issued and outstanding as the shares participate in distributions. The restricted shares are subject to certain vesting provisions, for which the Company is recognizing stock-based compensation expense over the related service period.

The Company had 900,000,000 shares of authorized common stock at $0.01 par value, of which 3,652,886 shares were issued and outstanding as of June 30, 2017 and 331,965 shares were issued and outstanding at December 31, 2016. At June 30, 2017, 157,763 of the shares outstanding were restricted shares.

Common stockholders have full voting rights and are entitled to one vote per share held and are entitled to receive dividends when and if declared.

Dividend payable

On June 26, 2017 the Company declared a quarterly cash dividend of $0.375 per share adjusted to reflect the period commencing June 14, 2017, the closing date of the Offering to June 30, 2017. The dividend was paid July 31, 2017 to holders of record as of July 7, 2017.

Common Stock Warrants

On June 14, 2017 the Company issued warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a strike price of $23.00 per share. The warrants have a 5 year term. The warrants were accounted for as a liability on the accompanying condensed consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The warrants were recorded at fair value of $140 using the Black-Scholes Valuation Model applying Level 3 inputs as described in Note 7. The significant inputs into the model were: exercise price of $23.00, volatility of 20%, an expected dividend yield of 7.5%, a term of 5 years and an annual risk-free interest rate of 1.94%. The volatility of 20% has been determined based on analysis of the five year volatility of a peer group of comparable companies. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants have an expiration date of June 13, 2022. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the six months ended June 30, 2017.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

9. Restricted Stock Based Compensation

Concurrently with the closing of the Offering, the Company made grants of restricted shares of our common stock to the independent directors and certain employees of the Company for a total of 157,763 restricted shares that are subject to time-based vesting with an aggregate fair value of $2,997. The awards subject to time-based vesting will vest, subject to the recipient’s continued employment or service on the board, in four and three equal annual installments respectively, on each anniversary of the date of grant. Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock based compensation expense over the service period during which the stock fully vests. Unrecognized stock-based compensation was $2,962 at June 30, 2017 and is expected to be recognized over a weighted average period of approximately four years. Stock based compensation for the three and six months ended June 30, 2017 and 2016 was $35 and $0, respectively.

10. Redeemable Preferred Member Interest in Subsidiary

On October 17, 2016, and in connection with its refinancing of its Senior Loan with Torchlight, the Company issued Torchlight a 99.5% redeemable preferred member interest in 20 LLC in exchange for $30,553.  The redeemable preferred member interest was redeemed in full as of June 14, 2017. The redemption resulted in elimination of the non-controlling interest and an adjustment to equity (deficit) in the amount of $56,795. An adjustment to the redemption price in the first quarter was deemed a non-cash capital contribution in the amount of $1,019.

The Company had classified this amount as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480). Because the member interest was mandatorily redeemable, the Company concluded that the required redemption of that interest represented a continuing interest in the properties and therefore, the issuance of the redeemable preferred member interest represented a financing of 20 LLC and not a sale of the properties.

11. Non-Controlling Interests

As discussed in Note 1, and in connection with the refinancing of the Company’s debt on October 17, 2016, the Company established the following subsidiaries:

•	Plymouth Industrial 20 Financial LLC
•	Plymouth Industrial 20 LLC, (20 LLC), as parent company and sole member of the 20 individual LLC’s for Properties

The ownership interests and managing member or partnership status for each entity is as follows:

Plymouth Industrial 20 Financial LLC

The REIT through its operating partnership Plymouth Industrial OP, LP is the sole member of Plymouth Industrial 20 Financial LLC.

Plymouth Industrial 20 LLC (20 LLC)

The REIT through Plymouth Industrial 20 Financial LLC, is the managing member in 20 LLC with a 0.5% ownership interest. An affiliate of Torchlight held the remaining 99.5% interest in 20 LLC. This 99.5% interest was redeemed on June 14, 2017 by the REIT and 20 LLC is now a single member LLC with Plymouth Industrial 20 Financial LLC as the sole member.

20 Individual LLC’s for Properties

The individual LLC’s which hold the properties associated with the partnership interests were wholly owned subsidiaries of 20 LLC.

The Company considers guidance of ASC 360 and ASC 976, as referenced by ASC 810, for issuance of member interests prior to any deconsolidation of assets. The Company has concluded that the redemption feature of the preferred member interest represents the Company’s obligation to repurchase the ownership interest and therefore, the issuance of the preferred interest is a financing and therefore, the risks and rewards of ownership of the properties have not permanently transferred to Torchlight. In accordance with ASC 810,  the Company has reported the preferred interests in the properties held by Torchlight as non-controlling interests.

Torchlight’s initial investment in 20 LLC consisted of its redeemable preferred member interest of $30,553 along with the non-cash capital contribution of $62,751 associated with the refinancing of the debt. In accordance with ASC 480, the Company presented the redeemable preferred member interest as a liability at December 31, 2016. The proportionate share of the loss attributed to the non-controlling interest in each of the entities held by Torchlight amount to a $4,674 deficit for the six months ended June 30, 2017, and $2,209 for the three months ended June 30, 2017.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

In connection with the redemption of the preferred member interest on June 14, 2017 the Company acquired the non-controlling interest.

The carrying value of the non-controlling interest amounted to $0 and $60,450 at June 30, 2017 and December 31, 2016, respectively, and is presented in the condensed consolidated statements of changes in equity (deficit).

12. Subsequent Events

On July 12, 2017, in connection with the underwriters’ exercise of the overallotment option, the Company issued an additional 160,000 shares of common stock at $19.00 generating additional gross proceeds of approximately $3,040 and approximately $2,817 of net proceeds.

On July 20, 2017 the Company acquired a six-property portfolio of Class A and Class B industrial buildings totaling 667,000 square feet in South Bend, Indiana for approximately $26,000 in cash. The buildings are 100% leased to Corporate Services, Inc. (“CSI”) until March 2021. The Company has adopted ASU 2017-01 in the third quarter of 2017 and expects this and future acquisitions will be treated as asset acquisitions.

On August 11, 2017 the Company acquired two Class B industrial properties in Indianapolis, Indiana totaling approximately 606,871 square feet for approximately $16,875. The purchase price includes approximately $8,868 in cash, and the issuance of Plymouth’s Operating Partnership units valued at approximately $8,007. The properties located in the Shadeland I-70 Business Park are 94% leased. The largest of the five tenants include Pratt Visual Solutions, and MicroMetl, which combined account for 89% of the space.

On August 11, 2017 the Company entered into a $35,000 Senior Secured Revolving Credit Facility(“Facility”) with KeyBank. The proceeds of the Facility will be used for Company acquisitions, tenant improvements, debt repayment (other than 20 LLC indebtedness) and other general corporate purposes other than distributions. The initial maturity date is three years from date of the closing with a one year extension available. The Facility provides for payments of interest only at variable rates and is secured by properties held by our Operating Partnership other than the properties held by 20 LLC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, discussion and analysis of our future financial condition, results of operations, funds from operations, adjusted funds from operations, our strategic plans and objectives, anticipated capital expenditures (and access to capital) and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

•	our properties are concentrated in the industrial real estate sector, and our business would be materially and adversely affected by an economic downturn in that sector;
•	our properties are geographically concentrated in seven states, which causes us to be especially susceptible to adverse developments in those markets;
•	our properties are comprised almost entirely of Class B industrial properties in secondary markets, which subjects us to risk associated with concentrating on such assets;
•	we are subject to risks associated with single-tenant leases, and the default by one or more tenants could materially and adversely affect our results of operations and financial condition;
•	we are subject to risks related to tenant concentration, which could materially adversely affect our cash flows, results of operations and financial condition;
•	we may be unable to renew leases, lease vacant space or re-lease space as leases expire;
•	we may be unable to identify and complete acquisitions of properties that meet our investment criteria, which may have a material adverse effect on our growth prospects;
•	we may be unable to source “off-market” or “lightly-marketed” deal flows in the future, which may have a material adverse effect on our growth;
•	our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception in the capital markets;
•	failure to maintain our qualification as a REIT and the risk of changes in laws governing REITs;
•	availability of appropriate acquisition, development and redevelopment opportunities;
•	fluctuations in mortgage and interest rates;
•	risks and uncertainties associated with property ownership and development;
•	failure to integrate acquisitions successfully;
•	potential liability for uninsured losses and environmental liabilities; and
•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risk factors described in the section entitled “Risk Factors” in the prospectus related to our initial listed public offering (the “IPO”), which was filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2017 in accordance with Rule 424(b) under the Securities Act, and the other documents we file from time to time with the SEC. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

The following discussion and analysis is based on, and should be read in conjunction with, our unaudited financial statement and notes thereto as of June 30, 2017 and audited historical financial statements and related notes thereto as of and for the years ended December 31, 2016 and 2015.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company Portfolio consists of 20 industrial buildings located in seven states with an aggregate of approximately 4.0 million rentable square feet leased to 37 different tenants.

Our strategy is to invest in single and multi-tenant Class B industrial properties located primarily in secondary markets across the U.S.; however, we may make opportunistic acquisitions of Class A industrial properties or industrial properties located in primary markets. We seek to generate attractive risk-adjusted returns for our stockholders through a combination of dividends and capital appreciation.

We filed a Prospectus dated June 8, 2017 with the Securities and Exchange Commission (“SEC”). The initial public offering of common stock (Offering) occurred on June 14, 2017 and we issued 2,900,000 shares at $19.00 per share. We received net proceeds from the Offering of approximately $51,243 reflecting gross proceeds of approximately $55,100, net of underwriting fees of approximately $3,857. We incurred additional offering costs of $1,691. On July 12, 2017, in connection with the underwriters’ exercise of the overallotment option, we issued an additional 160,000 shares of common stock at $19.00 generating additional gross proceeds of approximately $3,040 and approximately $2,817 of net proceeds.

On June 14, 2017 we utilized a portion of the proceeds from the Offering to redeem the non-controlling interest held by Torchlight for $25,000 consisting of cash ($20,000) along with common stock ($5,000 or 263,158 shares at $19.00 per share issued in a private placement with Torchlight coterminous with the Offering).

Factors That May Influence Future Results of Operations

Business and Strategy

Our core investment strategy is to acquire primarily Class B industrial properties predominantly in secondary markets across the U.S. We expect to acquire these properties through third-party purchases and structured sale-leasebacks where we believe we can achieve high initial yields and strong ongoing cash-on-cash returns. In addition, we may make opportunistic acquisitions of Class A industrial properties or industrial properties in primary markets that offer similar return characteristics.

Our target markets are comprised primarily of secondary markets because we believe these markets tend to have less occupancy and rental rate volatility and less buyer competition relative to primary markets. We also believe that the systematic aggregation of such properties will result in a diversified portfolio that will produce sustainable risk-adjusted returns. Future results of operations may be affected, either positively or negatively, by our ability to effectively execute this strategy.

We also intend to pursue joint venture arrangements with institutional partners which could provide management fee income as well as residual profit-sharing income. Such joint ventures may involve investing in industrial assets that would be characterized as opportunistic or value-add investments. These may involve development or re-development strategies that may require significant up-front capital expenditures, lengthy lease-up periods and result in inconsistent cash flows. As such, these properties’ risk profiles and return metrics would likely differ from the non-joint venture properties that we target for acquisition.

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

Occupancy Rates    As of June 30, 2017, the Company Portfolio was approximately 98.4% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas in which our properties are located and the financial condition of tenants in our target markets.

Rental Rates.   We believe that rental rates for Class B industrial properties in our markets are recovering from the 2008 financial crisis and subsequent economic recession, and accordingly we expect increases in lease rates upon renewal of upcoming lease expirations as market conditions continue to improve. Additional detailed market information is set out elsewhere in this prospectus. See “Market Overview.”

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. In the year ending December 31, 2017 through the year ending December 31, 2019, an aggregate of 51.2% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

We have historically been able to quickly and efficiently lease vacant space in the Company Portfolio.  During 2016 and the first six months of 2017, leases for space totaling 417,102 square feet (10.4% of the Company Portfolio) either was subject to renewal or expired. All of the expired space was renewed and an additional 22,701 square feet was leased long term with new tenants. At June 30, 2017, the vacancy rate of the Company Portfolio was 1.6%.

Address	Metro	Status	Tenant	Start Date	Square Feet Expired	Square Feet Leased/ Renewed	Portfolio Vacancy	Portfolio Percent Vacant
6075 E Shelby	Memphis	Renewal	Dollar Tree	1/1/2016	20,400	20,400	84,894	2.1%
1755 Enterprise	Cleveland	Renewal	Technoform	3/1/2016	53,970	53,970	84,894	2.1%
4115 Thunderbird	Cincinnati	Renewal	Worldpac	4/1/2016	70,000	70,000	84,894	2.1%
6005 E Shelby	Memphis	New	Impact Innovations	6/9/2016		41,040	43,854	1.1%
6005 E Shelby	Memphis	Renewal	Libra Resources	8/1/2016	13,680	13,680	43,854	1.1%
6075 E Shelby	Memphis	New	Impact Innovations	9/13/2016		21,153	22,701	0.6%
8273 Green Meadows	Columbus	New	Signcaster Corporation	11/1/2016		19,473	3,228	0.1%
6005 E Shelby	Memphis	Expired	Impact Innovations	11/30/2016	41,040		44,268	1.1%
6075 E Shelby	Memphis	Expired	Impact Innovations	11/30/2016	21,153		65,421	1.6%
6045 E Shelby	Memphis	Renewal	RR Donnelly	10/30/2016	11,352	11,352	65,421	1.6%
6075 E Shelby	Memphis	Renewal	Dollar Tree	1/1/2017	20,400	20,400	65,421	1.6%
2401 Commerce	Chicago	Renewal	VW Credit	1/1/2017	18,309	18,309	65,421	1.6%
3490 Stern	Chicago	Renewal	Colony Displays	1/1/2017	146,798	146,798	65,421	1.6%
4 East Stow Rd	Philadelphia	New	Telissa R. Lindsey	2/18/2017		3,228	62,193	1.6%
					417,102	439,803

During 2016 and the six months ended June 30,2017, we negotiated 11 leases with durations in excess of six months encompassing 418,650 square feet (excludes one property consisting of an aggregate of 21,153 square feet, for which the lease terms did not exceed six months). Renewed leases made up 84.8% of the square footage covered by the 11 leases, and the rent under the renewed leases increased an average of 6.3% over the prior leases.  Leases to new tenants comprised the other 15.2% of the square footage covered by the 11 leases, and the rent under the new leases increase an average of 83.2% over the prior leases.  The rental rates under the all leases entered into during 2016 and the first half of 2017, increased by an average of 12.2% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in 2016 and the first half of 2017.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2016	Renewals	169,402	73.7%	$ 3.69	$ 3.83	3.8%	$ 0.29	$ 0.13
	New Leases	60,513	26.3%	$ 1.90	$ 2.98	57.1%	$ 0.34	$ 0.26
	Total	229,915	100.0%	$ 3.22	$ 3.61	12.1%	$ 0.31	$ 0.16

2017	Renewals	118,507	98.3%	$ 4.01	$ 4.34	8.4%	$ 0.09	$ 0.13
	New Leases	3,228	7.7%	—	$ 9.29	NA	$ 0.55	$ 0.68
	Total	188,735	100.0%	$ 2.95	$ 55.65	91.1%	$ 0.21	$ 0.28

Total	Renewals	354,909	84.8%	$ 3.89	$ 4.10	6.3%	$ 0.19	$ 0.13
	New Leases	63,741	15.2%	$ 1.80	$ 3.30	83.2%	$ 0.35	$ 0.28
	Total	418,650	100.0%	$ 3.55	$ 3.98	12.2%	$ 0.21	$ 0.15

Conditions in Our Markets

The Company Portfolio is located primarily in various secondary markets in the Eastern half of the U.S. positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets are likely to affect our overall performance.

Rental Expenses

Our rental expenses generally consist of utilities, real estate taxes, insurance and site repair and maintenance costs. For the majority of the Company Portfolio, rental expenses are controlled, in part, by either the triple net provisions or modified gross lease expense reimbursement provisions in tenant leases. However, the terms of our tenant leases vary and in some instances the leases may provide that we are responsible for certain rental expenses. Accordingly, our overall financial results will be impacted by the extent to which we are able to pass-through rental expenses to our tenants.

General and Administrative Expenses

With the completion of the Offering, we expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act. In addition, we anticipate that our staffing levels will increase slightly from nine employees as of the date of this prospectus to between 10 and 12 employees during the 12 to 24 months following the closing of this offering and, as a result, our general and administrative expenses will increase further.

Critical Accounting Policies

Our discussion and analysis of our company’s historical financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions.

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

Going Concern

In accordance with ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”), we have evaluated our ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2016 and 2015, and March 31, 2017 included in the Prospectus as filed June 8, 2017, included a statement indicating substantial doubt with regard to the Company’s ability to continue as a going concern. The net proceeds of the Offering have fully addressed the working capital needs of the Company. Our condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Cash

We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2017, we had not realized any losses in such cash accounts and believe that we are not exposed to any significant risk of loss.

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

Investments in Real Estate

We generally acquire individual properties, and, in some instances, a portfolio of properties. When we acquire individual operating properties with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt, intangible assets related to above and below market leases, value of costs to obtain tenants, and other assumed assets and liabilities. We consider Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon our estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the estimated, reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often is based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The fair value may also include an enterprise value premium that we estimate a third party would be willing to pay for a portfolio of properties. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

Capitalization of Costs and Depreciation and Amortization

We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. We also capitalize costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

Real estate, including land, building and land improvements, tenant improvements, and furniture, fixtures and equipment, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value as discussed below in our policy with regards to impairment of long-lived assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. Our ability to estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation and amortization expense recorded and the carrying value of the underlying assets. Any change to the assets to be depreciated and the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

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

Impairment of Long-Lived Assets

We assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors, especially in the current global economic environment. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. As a result of our periodic analysis, we maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. This estimate requires significant judgment related to the lessees’ ability to fulfill their obligations under the leases. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods.

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

Historical Results of Operations

Three and Six Months Ended June 30, 2017 Compared to June 30, 2016

A discussion of operations for the three and six months ended June 30, 2017 and 2016 is presented below ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	Historical Consolidated		Historical Consolidated
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Rental revenue	$5,026	$4,873	$9,964	$9,680
Other income (loss)	1	(26)	1	5
Total revenues	5,027	4,847	9,965	9,685

Operating expenses:
Property	1,517	1,447	2,925	2,868
Depreciation and amortization	2,785	2,883	5,557	5,911
General and administrative	1,209	819	1,933	1,721
Acquisition costs	82	14	82	33
Total operating expenses	5,593	5,163	10,497	10,533

Operating loss	(566)	(316)	(532)	(848)

Other expense:
Interest expense	(2,802)	(10,842)	(5,743)	(24,627)
Total other expense	(2,802)	(10,842)	(5,743)	(24,627)

Net loss	$(3,368)	$(11,158)	$(6,275)	$(25,475)
Net loss attributable to non-controlling interest	$(2,209)	$—	$(4,674)	$—
Net loss attributable to Plymouth Industrial REIT, Inc. common stockholders	$(1,159)	$(11,158)	$(1,601)	$(25,475)

Rental Revenue: Rental revenue increased by approximately $153 to $5,026 and $284 to $9,964 for the three and six months ended June 30, 2017 as compared to $4,873 and $9,680 for the three and six months ended June 30, 2016. The increase was primarily related to increased base rent of $83 and $178 and increased real estate taxes and utilities reimbursement of $64 and $107 for the three and six months ended June 30, 2017, respectively.

Property Expenses: Property expenses remained substantially consistent at approximately $1,517 and $2,925 for the six months ended June 30, 2017 as compared to $1,447 and $2,868 for the three and six months ended June 30, 2016.

Depreciation and Amortization: Depreciation and amortization expense decreased by approximately $98 and $354 to approximately $2,785 and $5,557 for the three and six months ended June 30, 2017 as compared to $2,883 and $5,911 for the three and six months ended June 30, 2016, primarily due to the lower amortization of deferred lease intangibles of approximately $126 and $415 for the three and six months ended June 30, 2017, respectively.

General and Administrative: General and administrative expenses increased approximately $390 and $212 to $1,209 and $1,933 for the three and six months ended June 30, 2017 as compared to $819 and $1,721 for the three and six months ended June 30, 2016. The increase is attributable primarily to accounting and legal expenses related to the Company’s preparation for the Offering and redemption of the redeemable preferred interest in 20 LLC. Accounting costs increased $266 and legal increased $124 offset by a decrease in Directors and Officers insurance of $107.

Acquisition Expenses: Acquisition costs increased $68 and $49 for the three and six months ended June 30, 2017 to $82 and $33 for the six and three months ended June 30, 2017 and 2016, respectively, as compared to $14 and $33 for the three and six months ended June 30, 2016, respectively. Acquisition expenses for the three six months ended June 30, 2017 and 2016 included costs for acquisitions we decided not to pursue.

Interest Expense: Interest expense decreased by approximately $8,040 and $18,884 to $2,802 and $5,743 for the three and six months ended June 30, 2017, respectively, as compared to $10,842 and $24,627 for the three and six months ended June 30, 2016 due to the refinancing of the Company’s debt through the AIG Loan, the Torchlight Mezzanine Loan and the Preferred Interests and the resulting extinguishment of our prior senior loan. The components of interest expense for the three and six months ended June 30, 2017 consisted of interest on senior secured debt of $1,225 and $2,450, respectively, mezzanine debt of $1,390 and $2,515, respectively, and amortization of deferred financing cost and fees of $171 and $407, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	Historical Consolidated		Historical Consolidated
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Accrued interest payments	$200	$4,400	$200	$9,179
Make Whole payment at maturity(accretion)	—	131	—	302
Accretion of financing fees	171	—	765	—
Default interest	—	5,110	—	12,555
Total accretion of interest and deferred interest	$371	$9,641	$965	$22,036
Cash interest paid	2,431	1,201	4,778	2,591
Total interest expense	$2,802	$10,842	$5,743	$24,627

Liquidity and Capital Resources

At June 30, 2017 we have approximately $32,202 of cash available for future acquisitions and to meet operational needs of the company. We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	property expenses that are not borne by our tenants under our leases;
•	interest expense on outstanding indebtedness;
•	general and administrative expenses; and
•	capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future dividends expected to be paid to our common stockholders following completion of this offering.

We intend to satisfy our short-term liquidity requirements through our existing cash and cash flow from operating activities.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, future issuances of equity and debt securities, property dispositions and joint venture transactions, and, in connection with acquisitions of additional properties, issuance of OP units.

Contractual Commitments—Historical

The following table sets forth our principal obligations and commitments as of June 30, 2017:

Future Minimum Rents

($ in thousands)

Corporate Office	2017	$108
	2018	$221
	2019	$225
	2020	$57

Existing Indebtedness

AIG Loan

On October 17, 2016, certain indirect subsidiaries of our operating partnership entered into a senior secured loan agreement with investment entities managed by AIG Asset Management, or the AIG Loan Agreement, which provides for a loan of $120 million, or the AIG Loan, bearing interest at 4.08% per annum, and a seven-year term. As of June 30, 2017, there was $120 million outstanding under the AIG Loan Agreement. The AIG Loan Agreement provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period. Our operating partnership used the net proceeds of the AIG Loan to partially repay the outstanding principal and accrued interest under our then-existing senior secured loan agreement. We are in compliance with all covenants under the AIG Loan Agreement at June 30, 2017.

The borrowings under the AIG Loan Agreement are secured by first lien mortgages on all of the properties in the Company Portfolio. The obligations under the AIG Loan Agreement are also guaranteed by our company and each of our operating partnership’s wholly-owned subsidiaries.

Torchlight Mezzanine Loan

On October 17, 2016, Plymouth Industrial 20 entered into a mezzanine loan agreement, or the Torchlight Mezzanine Loan Agreement, with Torchlight, which provides for a loan of $30 million, or the Torchlight Mezzanine Loan, and a seven-year term. The Torchlight Mezzanine Loan bears interest at 15% per annum, of which 7% percent is paid currently during the first four years of the term and 10% is paid for the remainder of the term. The Torchlight Mezzanine Loan requires Plymouth Industrial 20 to pay a repayment premium equal to the difference between (x) the sum of 150% of the principal being repaid (excluding accrued interest) and (y) the sum of the actual principal amount being repaid and current and accrued interest paid through the date of repayment. This repayment feature operates as a prepayment feature since the difference will be zero at maturity. The borrowings under the Torchlight Mezzanine Loan are secured by, among other things, pledges of the equity interest in Plymouth Industrial 20 and each of its property-owning subsidiaries. The proceeds of the Torchlight Mezzanine Loan were used to partially repay the outstanding principal and accrued interest under our then-existing senior secured loan agreement.

Redeemable Preferred Member Interests

On October 17, 2016, and in connection with its refinancing of the Torchlight Mezzanine Loan, the Company issued Torchlight a 99.5% redeemable preferred member interest, or the Preferred Interests, in Plymouth Industrial 20 in exchange for $30.5 million. The Preferred Interest was mandatorily redeemable at its redemption price, as defined below, by the Company on January 17, 2017. The redemption price of the Preferred Interests is the amount of Torchlight’s unreturned capital contributions a preferred return equal to a cumulative annual return of 7%, plus any additional preferred return, compounded monthly on an amount equal to the unreturned capital contributions until the date that such amount is returned to Torchlight and all other sums advanced and costs and expenses (including legal fees) incurred by Torchlight in connection with such redemption. As of March 3, 2017 Torchlight entered into a Letter Agreement in which they agreed, (i) to extend the redemption date of the Preferred Interests from January 17, 2017 to May 16, 2017 and subsequently extended to June 16, 2017; (ii) to fix the Redemption Price of the Preferred Interests at $25.0 million; and (iii) that the Preferred Interests incurred no interest or any additional preferential returns. We paid Torchlight $20.0 million in cash and issued $5.0 million in shares of common stock in a private placement at the time of the Offering. Restricted cash in the amount of $5.6 million, which was included on the consolidated balance sheet at December 31, 2016, had been previously applied to the amount due under the Preferred Interest in February 2017.

In addition, pursuant to the Letter Agreement, the TL Participation was terminated in consideration for the Company’s issuance of warrants to Torchlight to acquire 250,000 shares of our common stock, at a price of $23.00 per share issued concurrently with the closing of the Offering.

In summary, our cash flows for the six months ended June 30, 2017 and 2016 are as follows:

($ in thousands)	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(1,247)	$1,339
Net cash used in investing activities	$(992)	$(627)
Net cash provided by (used in) financing activities	$30,279	$(100)

Operating Activities: Net cash used in operating activities during the six months ended June 30, 2017 increased approximately $2,586 compared to the six months ended June 30, 2016 primarily due to the refinancing of the Company’s debt through the AIG Loan, the Torchlight Mezzanine Loan and the Preferred Interests and extinguishment of our prior senior loan, resulting in reduced interest expense and deferred interest.

Investing Activities: Net cash used in investing activities during the six months ended June 30, 2017 increased approximately $365 compared to the six months ended June 30, 2016 primarily due to increased cash held in escrow of $752 offset by reduced real estate improvements of $240.

Financing Activities:  Net cash provided by financing activities increased approximately $30,379 due to the Company’s Offering net of offering costs, partially offset by the redemption of preferred member interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Interest Rate Risk

ASC 815, Derivatives and Hedging (formerly known as SFAS No. 133, Accounting for Derivative Instruments and hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities), requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Non-GAAP Financial Measures

We disclose NOI, EBITDA, FFO and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result we are required to include in this filing a statement of why management believes that presentation of these measures provides useful information to investors.

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

We consider net operating income, or NOI, to be an appropriate supplemental measure to net income because it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue, tenant reimbursements, management, leasing and development services revenue and other income) less property-level operating expenses including allocated overhead. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense, and other non-operating items.

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
NOI:	2017	2016	2017	2016
Net loss	$(3,368)	$(11,158)	$(6,275)	$(25,475)
General and administrative	1,209	819	1,933	1,721
Acquisition expense	82	14	82	33
Interest expense	2,802	10,842	5,743	24,627
Depreciation and amortization	2,785	2,883	5,557	5,911
Other expense (income)	(1)	26	(1)	(5)
NOI	$3,509	$3,426	$7,039	$6,812

EBITDA

We believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. The following table sets forth a reconciliation of our pro forma and historical EBITDA for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
EBITDA:	2017	2016	2017	2016
Net loss	$(3,368)	$(11,158)	$(6,275)	$(25,475)
Depreciation and amortization	2,785	2,883	5,557	5,911
Interest expense	2,802	10,842	5,743	24,627
EBITDA	$2,219	$2,567	$5,025	$5,063

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

The following table sets forth a reconciliation of our pro forma and historical net loss to FFO for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
FFO:	2017	2016	2017	2016
Net loss	$(3,368)	$(11,158)	$(6,275)	$(25,475)
Depreciation and amortization	2,785	2,883	5,557	5,911
Gain on disposition of equity investment	—	(3)	—	(3)
Adjustment for unconsolidated joint ventures	—	124	—	241
FFO	$(583)	$(8,154)	$(718)	$(19,326)

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

The following table sets forth a reconciliation of our pro forma and historical FFO to AFFO.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AFFO:	2017	2016	2017	2016
FFO	$(583)	$(8,154)	$(718)	$(19,326)
Amortization of above or accretion of below market lease rents	(83)	(88)	(166)	(178)
Acquisition costs	82	14	82	33
Distributions	—	11	—	61
Straight line rent	(32)	(82)	(76)	(158)
AFFO	$(616)	$(8,299)	$(878)	$(19,568)

Inflation

The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. In the future, we may use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, primarily through interest rate swaps.

An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding required disclosures. In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.

As described below, management had previously identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the current review, our management has concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.

The specific material weakness that management identified as continuing in our internal controls as of June 30, 2017 is as follows:

•	Due to limited financial and accounting resources we were unable to fully address our internal controls and procedures, including sufficiently documented procedures and risk assessment analysis or fully tested existing controls to meet the requirements of COSO’s 2013 framework.

In order to remediate this deficiency, the Company plans to undertake a full review and evaluation of key processes, procedures and completion of documentation that can be monitored and tested independently.

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

Changes in Internal Control and Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business exposes our properties, us and our operating partnership to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information under the heading "Risk Factors" in the prospectus related to our IPO dated June 8, 2017 filed with the SEC on June 8, 2017 in accordance with Rule 424(b) of the Securities Act, which is accessible on the SEC's website at www.sec.gov. There have been no material changes risk factors previous disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On June 14, 2017, we completed our IPO of 2,900,000 shares our common stock and, on July 12, 2017, issued an additional 160,000 shares of common stock upon the underwriters’ partial exercise of their over-allotment option. The public offering price of the shares sold in the IPO was $19.00 per share, resulting in aggregate net proceeds to us, after underwriters’ discounts and commissions and other offering expenses of $5,807 payable by us, of approximately $52,333. All of the shares were sold pursuant to a registration statement on Form S-11, as amended (File No. 333-196798), that was declared effective by the SEC on June 8, 2017. D.A. Davidson & Co., BB&T Capital Markets and Oppenheimer & Co. served as joint-bookrunning managers for the offering.

We used $20.0 million of the net proceeds from the IPO to redeem all the outstanding preferred interests in one of our subsidiaries and approximately $26.0 million to acquire additional properties.

Unregistered Sales of Equity Securities

Concurrently with the closing of the IPO, we issued to affiliates of Torchlight Investors, LLC (i) 263,158 shares of our common stock in partial consideration for the redemption of the preferred interests in one of our subsidiaries and (ii) warrants to acquire 250,000 shares of our common stock in consideration for the termination of certain participation rights. We issued these shares of common stock and warrants to private transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation 506 promulgated thereunder.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

Dated: August 14, 2017