Form 10-Q
period 2017-09-30
Plymouth Industrial REIT Inc.
filed 2017-11-09
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2017

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

As of November 8, 2017 the Registrant had outstanding 3,812,886 shares of common stock.

PLYMOUTH INDUSTRIAL REIT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Real estate properties	$190,135	$139,086
Less accumulated depreciation	(22,094)	(16,027)
Real estate properties, net	168,041	123,059

Cash	6,473	941
Restricted cash	878	6,353
Cash held in escrow	3,467	2,907
Deferred lease intangibles, net	16,446	10,533
Other assets	2,286	1,953
Total assets	$197,591	$145,746

Liabilities and Equity (Deficit)
Liabilities:
Senior secured debt, net	$116,547	$116,053
Mezzanine debt to investor, net	29,346	29,262
Borrowings under line of credit, net	23,303	—
Deferred interest	765	207
Accounts payable, accrued expenses and other liabilities	7,476	5,352
Deferred lease intangibles, net	1,911	1,405
Redeemable preferred member interest in subsidiary	—	31,043
Total	179,348	183,322

Commitments and contingencies

Equity (Deficit):
Plymouth Industrial REIT, Inc. Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value; 100,000,000 shares authorized; none issued and outstanding.
Common stock, $0.01 par value; 900,000,000 shares authorized; 3,812,886 and 331,965 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	39	3
Additional paid in capital	125,231	12,477
Accumulated deficit	(114,789)	(110,506)
Total Plymouth Industrial REIT, Inc. stockholders' equity (deficit)	10,481	(98,026)
Non-controlling interest	7,762	60,450
Total equity (deficit)	18,243	(37,576)
Total liabilities and equity (deficit)	$197,591	$145,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Nine Months Ended		For the Quarter Ended
	September 30,		September 30,
	2017	2016	2017	2016

Rental revenue	$16,407	$14,629	$6,442	$4,949
Other income	226	119	224	114
Total revenues	16,633	14,748	6,666	5,063

Operating expenses:
Property	5,084	4,364	2,159	1,496
Depreciation and amortization	9,056	8,796	3,499	2,885
General and administrative	3,159	2,653	1,224	933
Acquisition costs	86	33	4	—
Total operating expenses	17,385	15,846	6,886	5,314

Operating loss	(752)	(1,098)	(220)	(251)

Other expense:
Interest expense	(8,362)	(36,087)	(2,619)	(11,460)
Total other expense	(8,362)	(36,087)	(2,619)	(11,460)

Net loss	$(9,114)	$(37,185)	$(2,839)	$(11,711)

Net loss attributable to non-controlling interest	(4,831)	$—	(157)	—

Net loss attributable to Plymouth Industrial REIT, Inc.	$(4,283)	$(37,185)	$(2,682)	$(11,711)

Net loss per share attributable to Plymouth Industrial REIT, Inc. common stockholders	$(2.61)	$(112.01)	$(0.74)	$(35.28)

Weighted-average common shares outstanding basic and diluted	1,642,394	331,965	3,636,023	331,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders' Equity	Non-controlling	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance January 1, 2017	331,965	$3	$12,477	$(110,506)	$(98,026)	$60,450	$(37,576)
Non cash capital contribution by investor related to redemption of redeemable preferred interest	—	—	—	—	—	1,019	1,019
Proceeds from sale of common stock, net of $5,581 of offering costs	3,060,000	31	52,528	—	52,559	—	52,559
Shares issued in private placement for redemption of redeemable preferred interest	263,158	3	4,997	—	5,000	—	5,000
Warrants issued to acquire 250,000 shares at $23 per share	—	—	(140)		(140)	—	(140)
Restricted shares issued	157,763	2	(2)	—	—	—	—
Stock based compensation	—	—	243	—	243	—	243
Dividends and distributions	—	—	(1,667)		(1,667)	(88)	(1,755)
Issuance of partnership units						8,007	8,007
Net loss	—	—	—	(4,283)	(4,283)	(4,831)	(9,114)
Redemption of non-controlling interest related to redeemable preferred interest			56,795		56,795	(56,795)	—
Balance September 30, 2017	3,812,886	$39	$125,231	$(114,789)	$10,481	$7,762	$18,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(9,114)	$(37,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,056	8,796
Straight line rent adjustment	(108)	(228)
Intangible amortization in rental revenue, net	(256)	(263)
Change in fair value of warrant derivative	32	—
Gain on sale of investment in joint venture	(224)	(119)
Accretion of interest and deferred interest	1,240	33,496
Stock based compensation	243	—
Changes in operating assets and liabilities:
Security deposits	(107)	(13)
Other assets	(225)	49
Cash held in escrow	281	—
Deferred leasing costs	(69)	21)
Accounts payable, accrued expenses and other liabilities	(270)	(434)
Net cash provided by operating activities	479	4,120

Investing activities
Acquisition of properties	(49,801)	—
Real estate improvements	(681)	(872)
Increase in cash held in escrow	(841)	—
Proceeds from sale of investment in joint ventures	224	143
Net cash used in investing activities	(51,099)	(729)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	53,117	—
Redemption of Preferred Member Interest	(20,000)	—
Borrowings under line of credit	23,825	—
Debt issuance costs	(553)	(750)
Dividends paid	(237)
Net cash provided by (used in) financing activities	56,152	(750)

Net increase in cash	5,532	2,641
Cash at beginning of period	941	698
Cash at end of period	$6,473	$3,339

Supplemental Cash Flow Disclosures:
Interest paid	$7,122	$2,591

Supplemental Non-cash Financing and Investing Activities:
Application of restricted cash to redeemable preferred membership interest	$5,582	$—
Offering costs included in accounts payable, accrued expenses and other liabilities	$558	$—
Non cash capital contribution by investor related to adjustment of Redemption Price of redeemable preferred interest	$1,019	$—
Shares issued in Private Placement for Redemption of Redeemable Preferred Interest	$5,000	$—
Dividends declared included in dividends payable	$1,430	$—
Distributions payable to non-controlling interest holder	$88
Warrants issued	$140	$—
Redemption of non-controlling interest related to preferred interest	$56,795	$—
Issuance of partnership units in exchange for acquisition of property	$8,007	$—
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$630	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company is focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S.  As of September 30, 2017, the Company through its subsidiaries owns 29 industrial properties comprising approximately 5.8 million square feet.

The Company completed its initial public offering (IPO) of common stock (Offering) on June 14, 2017, which resulted in the issuance of 3,060,000 shares of common stock, at $19.00 per share in exchange for gross proceeds of $58,140 or $52,559, net of offering costs. This issuance of 3,060,000 shares of common stock included 160,000 of the underwriters’ over-allotment, which was exercised on July 12, 2017.

In anticipation of the IPO, on May 1, 2017 the Company amended its charter and affected a 1-for-4 reverse stock split with respect to all then-outstanding shares of the Company’s common stock. All per share amounts and number of shares in the financial statements and related notes were retroactively restated to reflect the reverse stock split.

The Company utilized a portion of the proceeds from the Offering to redeem $20,000 of $25,000 non-controlling interest held by Torchlight. The Company issued 263,158 shares at $19.00 per share issued in a private placement with Torchlight, which occurred contemporaneously with the Offering, for the redemption of the remaining $5,000 non-controlling interest.

The accompanying condensed consolidated financial statements include the following entities:

Name	Relationship	Formation

Plymouth Industrial REIT, Inc.	Parent	2011
Plymouth Industrial OP LP	90.5%-owned subsidiary*	2011
Plymouth Industrial 20 Financial LLC	Wholly-owned subsidiary	2016
Plymouth Industrial 20 LLC (20 LLC)	Wholly-owned subsidiary *	2016
20 individual property LLCs	Wholly-owned subsidiary *	2014
5 individual property LLCs	Wholly-owned subsidiary	2017

* See note 9 for discussion of non-controlling interests prior to completion of our Offering.

Basis of Presentation

The Company’s condensed consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and controlling interests. All intercompany accounts and transactions have been eliminated in consolidation.

These interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. It is suggested that these interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2016 and 2015 included in the Company’s Prospectus as filed June 8, 2017.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Risks and Uncertainties

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should the Company experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its stockholders, service debt, or meet other financial obligations.

Liquidity and Going Concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company's financial statements for the years ended December 31, 2016 and 2015 and March 31, 2017 included in the prospectus filed June 8, 2017 included a statement indicating substantial doubt with regard to the Company’s ability to continue as a going concern. The Company believes the net proceeds of the Offering along with borrowings of $23,825 under the line of credit obtained during the third quarter of 2017 and $43,533 of net proceeds from the issuance of preferred stock in October 2017 (Note 11 Subsequent Event) will provide sufficient liquidity for it to operate through at least twelve months from the filing of this Form 10-Q.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2016 and 2015 included in the Company’s Prospectus as filed June 8, 2017. Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Segments

The Company has one reportable segment–industrial properties. These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2017 and at December 31, 2016 the Company did not recognize an allowance for doubtful accounts.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

For the nine months ended September 30, 2017 and 2016, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Period Ended	Period Ended
	September 30,	September 30,
	2017	2016
Income from leases	$11,630	$10,352
Straight-line rent adjustment	108	228
Reimbursable expenses	4,413	3,786
Amortization of above market leases	(163)	(134)
Amortization of below market leases	419	397

Total	$16,407	$14,629

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2017 and December 31, 2016. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2017, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $172 at September 30, 2017. See note 6.

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, senior secured debt, mezzanine debt to investor and deferred interest, accounts payable and accrued expenses and other current liabilities. The values of these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

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

Debt issuance costs amounted to $5,352 and $4,799 at September 30, 2017 and December 31, 2016, and related accumulated amortization amounted to $722 and $113 at September 30, 2017 and December 31, 2016, respectively. Unamortized debt issuance costs amounted to $4,630 and $4,686 at September 30, 2017 and December 31, 2016, respectively.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the three and nine months ended September 30, 2017 and 2016.

Earnings per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders of Plymouth Industrial REIT, Inc. by the weighted average shares of common stock outstanding for the period, which is also presented on the condensed consolidated statements of operations. Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Key differences between business combinations and asset acquisitions include: Transaction costs are capitalized in an asset acquisition but expensed in a business combination. Identifiable assets, liabilities assumed and any non-controlling interests are generally recognized and measured as of the acquisition date at fair value in a business combination, but are measured by allocating the cost of the acquisition on a relative fair value basis in an asset acquisition. Public business entities should apply the amendments to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted ASU 2017-01 for acquisitions subsequent to June 30, 2017.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

3. Real Estate Properties

Real estate properties consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Land and improvements	$25,069	$18,117
Buildings	149,301	110,142
Site improvements	15,743	10,442
Construction in process	22	385
	190,135	139,086
Less accumulated depreciation	(22,094)	(16,027)
Real estate properties	$168,041	$123,059

Depreciation expense was $6,067 and $5,621 for the nine months ended September 30, 2017 and 2016, respectively.

4. Acquisition of Properties

The Company made the following acquisitions of properties during the three months ended September 30, 2017:

On July 20, 2017 the Company acquired a six-property portfolio of Class A and Class B industrial buildings totaling 667,000 square feet in South Bend, Indiana for approximately $26,000 in cash. The buildings are 100% leased as of September 30, 2017.

On August 11, 2017 the Company acquired two Class B industrial properties in Indianapolis, Indiana , the “Shadeland Portfolio”, totaling approximately 606,871 square feet for approximately $16,875. The purchase price includes approximately $8,868 in cash, and the issuance of 421,438 units of Plymouth’s Operating Partnership units at $19.00 per unit for approximately $8,007. The properties are 94% leased as of September 30, 2017.

On August 16, 2017 the Company acquired a Class B industrial property in Columbus, Ohio consisting of 121,440 square feet for approximately $3,700 in cash. The building is 100% leased as of September 30, 2017.

On August 16, 2017 the Company acquired a 8 building portfolio of Class B industrial/flex space in Memphis, Tennessee, for approximately $7,825 totaling approximately 235,000 square feet. The buildings are 57% occupied as of September 30, 2017.

On September 8, 2017 the Company acquired a Class B industrial property in Memphis, Tennessee consisting of 131,904 square feet for approximately $3,700 in cash. The building is 100% leased as of September 30, 2017.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The allocation of purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their fair values as of the acquisition date is as follows:

Purchase price allocation
	Memphis, TN	Indianapolis, IN	Columbus, OH		Memphis, TN
	Airport Business Park	Shadeland	New World	South Bend, IN	Knight Road	Totals
Total Purchase Price
Purchase Price	$7,825	$16,875	$3,700	$26,000	$3,700	$58,100
Acquisition Costs	123	109	44	36	27	339
Total	$7,948	$16,984	$3,744	$26,036	$3,727	$58,439

Allocation of Purchase Price
Land	$1,511	$2,114	$400	$2,503	$422	$6,950
Building	2,849	11,372	2,578	18,813	2,548	38,160
Site Improvements	1,501	1,252	390	1,875	241	5,259
Total real estate properties	5,861	14,738	3,368	23,191	3,211	50,369

Deferred lease intangibles
Tenant relationships	403	473	89	485	109	1,559
Leasing Commissions	199	368	48	287	56	958
Above Market Lease Value	562	77	—	115	—	754
Lease in Place Value	998	1,402	373	2,564	387	5,724
Total deferred lease intangibles	2,162	2,320	510	3,451	552	8,995
Deferred lease intangibles-
Below Market Lease Value	(75)	(74)	(135)	(605)	(36)	(925)
Totals	$7,948	$16,984	$3,743	$26,037	$3,727	$58,439

5. Borrowing Arrangements

On October 17, 2016, the Company completed a reorganization of its subsidiary structure in connection with the refinancing of the Company’s existing debt. The Company issued non-controlling interests to a financial investor and lender, Torchlight, in newly established legal entities to hold the properties owned by the REIT.

Specifically, the Company refinanced its Senior Loan with Torchlight, which had a carrying value of $237,751 as of that date, through the following steps:

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

The terms of the refinanced debt are discussed below and the terms of the redeemable preferred member interest in 20 LLC are discussed in Note 9.

$120,000 AIG Loan

Certain indirect subsidiaries of our Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of September 30, 2017 and December 31, 2016, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the 20 LLC properties. The obligations under the AIG Loan are also guaranteed by our Company and each of our Operating Partnership’s wholly-owned subsidiaries.

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

The borrowings amounted to $116,547 and $116,053, net of $3,453 and $3,947 of unamortized debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

As additional consideration for the Mezzanine Loan, 20 LLC granted Torchlight under the Mezzanine Loan, a profit participation in the form of the right to receive 25% of net income and capital proceeds generated by the Company Portfolio following debt service payments and associated costs (the “TL Participation”). The TL Participation was terminated as of June 14, 2017 in consideration of the Company issuing warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a price of $23.00 per share. The warrants have a five year term and are more fully discussed in Note 6. The profit participation was zero for the nine months ended September 30, 2017 and the year ended December 31, 2016.

The borrowings under the Mezzanine Loan are secured by, among other things, pledges of the equity interest in 20 LLC and each of its property-owning subsidiaries.

Borrowings under the Mezzanine Loan amounted to $29,346, net of unamortized debt issuance costs of $654 at September 30, 2017. Borrowings under the Mezzanine Loan amounted to $29,262, net of unamortized debt issuance costs of $738 at December 31, 2016.

Deferred interest amounted to $765 at September 30, 2017 and $207 at December 31, 2016, and is presented separately in the condensed consolidated balance sheets.

Line of Credit Agreement

On August 11, 2017 the Company’s operating partnership entered into a secured line of credit agreement (Line of Credit Agreement) with KeyBank National Association, or KeyBank and the other lenders, which matures in August 2020 with an optional extension through August 2021, subject to certain conditions. Borrowings under the Line of Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 250 and 300 basis points depending on our total leverage ratio.

The Line of Credit Agreement requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at September 30, 2017. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Secured Line of Credit Agreement. Borrowings outstanding amounted to $23,303, net of unamortized debt issuance costs of $522 at September 30, 2017. Borrowings available under the Line of Credit Agreement amounted to $10,027 at September 30, 2017.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock Warrants

On June 14, 2017, the Company issued warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a strike price of $23.00 per share, which expire in 2022.

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

A roll-forward of the common stock warrants is as follows:

Balance at December 31, 2016	$—
Issuance of common stock warrant	140
Change in fair value	32
Balance at September 30, 2017	$172

The fair value of each option award is estimated on the date of grant using the Monte-Carlo option-pricing model using the assumptions noted in the following table:

	June 14, 2017	September 30, 2017

Expected volatility	19.8%	19.3%
Expected dividends	7.5%	7.5%
Expected term	5.0 years	4.69 years
Risk-free rate	1.75%	1.88%

7. Stock Based Compensation

Concurrently with the closing of the Offering, the Company made grants of restricted shares of our common stock to the independent directors and certain employees of the Company for a total of 157,763 restricted shares that are subject to time-based vesting with an aggregate fair value of $2,997. The awards subject to time-based vesting will vest, subject to the recipient’s continued employment or service on the board, in four and three equal annual installments respectively, on each anniversary of the date of grant. Holders of restricted stock have voting rights and rights to receive dividends. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of and is subject to a risk of forfeiture prior to the expiration of the applicable vesting period. The restricted stock fair value on the date of grant is amortized on a straight-line basis as stock based compensation expense over the service period during which the stock fully vests. Unrecognized stock-based compensation was $2,755 at September 30, 2017 and is expected to be recognized over a weighted average period of approximately four years. Stock based compensation for the three and nine months ended September 30, 2017 was $207 and $243 respectively, and is included in general and administrative expenses. There was no stock-based compensation recorded during the three and nine months ended September 30, 2016.

8. Common Stock Dividends

On June 26, 2017 the Company declared a quarterly cash dividend of $0.375 per share of common stock, which dividend has been pro-rated to $0.0650 per share to reflect the period commencing on June 14, 2017, the Offering closing date, and ending on June 30, 2017. The dividend is payable to the Company's stockholders of record as of July 7, 2017, and was paid on July 31, 2017. On September 14, 2017 the Company issued a press release announcing that its Board of Directors has declared a quarterly cash dividend of $0.375 per share of common stock for the third quarter of 2017. The dividend is payable to the Company's stockholders of record as of September 30, 2017, and was paid on October 31, 2017.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

9. Non-Controlling Interests

Non-controlling Interests Previously Held by Torchlight

As discussed in Note 1, and in connection with the refinancing of the Company’s debt on October 17, 2016, the Company established the following subsidiaries:

Plymouth Industrial 20 Financial LLC

The REIT through its operating partnership Plymouth Industrial OP, LP is the sole member of Plymouth Industrial 20 Financial LLC.

Plymouth Industrial 20 LLC (20 LLC)

The REIT through Plymouth Industrial 20 Financial LLC, is the managing member in 20 LLC with a 0.5% ownership interest. An affiliate of Torchlight held the remaining 99.5% interest in 20 LLC. This 99.5% interest was redeemed on June 14, 2017 by the REIT and 20 LLC is now a single member LLC with Plymouth Industrial 20 Financial LLC as the sole member. The proportionate share of the loss attributed to the non-controlling interest held by Torchlight was $4,674 for the nine months ended September 30, 2017 and $-0- for the three months ended September 30, 2017. The redemption resulted in elimination of the non-controlling interest and an adjustment to equity (deficit) in the amount of $56,795. An adjustment to the redemption price in the first quarter was deemed a non-cash capital contribution in the amount of $1,019. The Company included $5,582 in restricted cash in the condensed consolidated balance sheet at December 31, 2016 as it represented collateral for the preferred member interest. The amount was released from restricted cash in February, 2017 and was applied to the redeemable preferred member interest.

20 Individual LLC’s for Properties

The individual LLC’s which hold the properties associated with the partnership interests were wholly owned subsidiaries of 20 LLC.

In connection with the redemption of the preferred member interest on June 14, 2017 the Company acquired the non-controlling interest in Plymouth Industrial 20 LLC and therefore, the 20 individual properties.

Operating Partnership Units Acquisitions

In connections with the acquisition of the Shadeland Portfolio on August 11, 2017 as discussed in Note 4, the Company, through is Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007 to the former owners of the Shadeland Portfolio. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. A pro-rated distribution equal to a quarterly distribution of $.375 per OP Unit or $88 in the aggregate for the quarter ended September 30, 2017 was paid October 31, 2017. The proportionate share of the loss attributed to the partnership units was $157 for the nine and three months ended September 30, 2017.

10. Contingent Liability

In conjunction with the issuance of the OP Units for the Shadeland Portfolio acquisition, the agreement contains a provision for the Company to provide tax protection to the holders if the acquired properties are sold in a transaction that would result in the recognition of taxable income or gain prior to the sixth anniversary of the acquisition. The Company intends to hold this investment and has no plans to sell or transfer any interest that would give rise to a taxable transaction.

11. Subsequent Event

On October 16, 2017 the Company completed the Offering of 1,800,000 shares of Series A Preferred Stock at a price of $ 25.00 per share generating gross proceeds of $45,000 and net proceeds of approximately $43,533. The Series A Preferred Stock has an initial cumulative cash dividend yield of 7.5% payable on the last day of the quarter of each year commencing on December 31, 2017.

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

The following discussion and analysis is based on, and should be read in conjunction with, our unaudited financial statement and notes thereto as of September 30, 2017 and audited historical financial statements and related notes thereto as of and for the years ended December 31, 2016 and 2015.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company Portfolio consists of 29 industrial buildings located in seven states with an aggregate of approximately 5.8 million rentable square feet leased to 55 different tenants.

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

The Company completed its initial public offering (IPO) of common stock (Offering) on June 14, 2017, which resulted in the issuance of 3,060,000 shares of common stock, at $19.00 per share in exchange for gross proceeds of $58,140 or $52,559, net of offering costs. This issuance of 3,060,000 shares of common stock included 160,000 of the underwriters’ over-allotment, which was exercised on July 12, 2017.

The Company utilized a portion of the proceeds from the Offering to redeem the non-controlling interest held by Torchlight for $25,000 consisting of cash ($20,000) along with common stock ($5,000 or 263,158 shares at $19.00 per share issued in a private placement with Torchlight contemporaneously with the Offering).

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

Occupancy Rates    As of September 30, 2017, the Company Portfolio was approximately 97.0% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas in which our properties are located and the financial condition of tenants in our target markets.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. In the year ending December 31, 2017 through the year ending December 31, 2019, an aggregate of 43.3% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

We have historically been able to quickly and efficiently lease vacant space in the Company Portfolio.  During 2016 and the first nine months of 2017, leases for space totaling 430,782 square feet (7.5% of the Company Portfolio) either was subject to renewal or expired. All of the expired space was renewed and an additional 50,061 square feet was leased long term with new tenants. At September 30, 2017, the vacancy rate of the Company Portfolio was 3.1% factoring in the vacancy rate associated with the properties acquired in the third quarter of 2017.

Address	Metro	Status	Tenant	Start Date	Square Feet Expired	Square Feet Leased/ Renewed	Portfolio Vacancy	Portfolio Percent Vacant
6075 E Shelby	Memphis	Renewal	Dollar Tree	1/1/2016	20,400	20,400	84,894	2.10%
1755 Enterprise	Cleveland	Renewal	Technoform	3/1/2016	53,970	53,970	84,894	2.10%
4115 Thunderbird	Cincinnati	Renewal	Worldpac	4/1/2016	70,000	70,000	84,894	2.10%
6005 E Shelby	Memphis	New	Impact Innovations	6/9/2016		41,040	43,854	1.10%
6005 E Shelby	Memphis	Renewal	Libra Resources	8/1/2016	13,680	13,680	43,854	1.10%
6075 E Shelby	Memphis	New	Impact Innovations	9/13/2016		21,153	22,701	0.60%
8273 Green Meadows	Columbus	New	Signcaster Corporation	11/1/2016		19,473	3,228	0.10%
6005 E Shelby	Memphis	Expired	Impact Innovations	11/30/2016	41,040		44,268	1.10%
6075 E Shelby	Memphis	Expired	Impact Innovations	11/30/2016	21,153		65,421	1.60%
6045 E Shelby	Memphis	Renewal	RR Donnelly	10/30/2016	11,352	11,352	65,421	1.60%
6075 E Shelby	Memphis	Renewal	Dollar Tree	1/1/2017	20,400	20,400	65,421	1.60%
2401 Commerce	Chicago	Renewal	VW Credit	1/1/2017	18,309	18,309	65,421	1.60%
3490 Stern	Chicago	Renewal	Colony Displays	1/1/2017	146,798	146,798	65,421	1.60%
4 East Stow Rd	Philadelphia	New	Telissa R. Lindsey	2/18/2017		3,228	62,193	1.60%
6005 E Shelby	Memphis	Expired	Libra Resources	7/31/2017	13,680		79,101	2.00%
Vacancy associated with Q3 Acquisitions							217,864	3.80%
6005 E Shelby	Memphis	New	Discount Comic Books	9/15/2017		41,040	176,824	3.10%
					430,782	480,843

During 2016 and the nine months ended June 30, 2017, we negotiated 12 leases with durations in excess of six months encompassing 418,650 square feet (excludes one property consisting of an aggregate of 21,153 square feet, for which the lease terms did not exceed six months). Renewed leases made up 77.2% of the square footage covered by the 12 leases, and the rent under the renewed leases increased an average of 6.3% over the prior leases.  Leases to new tenants comprised the other 22.8% of the square footage covered by the 12 leases, and the rent under the new leases increase an average of 48.7% over the prior leases. The rental rates under the all leases entered into during 2016 and the first nine months of 2017, increased by an average of 11.9% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in 2016 and the nine months of 2017.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2016	Renewals	169,402	73.7%	$3.69	$3.83	3.8%	$0.29	$0.13
	New Leases	60,513	26.3%	$1.90	$2.98	57.1%	$0.34	$0.26
	Total	229,915	100.0%	$3.22	$3.61	12.1%	$0.31	$0.16

2017	Renewals	118,507	80.7%	$4.01	$4.34	8.4%	$0.09	$0.13
	New Leases	44,268	19.3%	2.16	$3.00	38.7	$0.45	$0.18
	Total	229,775	100.0%	$3.525	$3.99	13.3%	$0.19	$0.20

Total	Renewals	354,909	77.2%	$3.86	$4.10	6.3%	$0.19	$0.13
	New Leases	104,781	22.82%	$2..01	$2.99	48.7%	$0.39	$0.31
	Total	459,690	100.0%	$3.44	$3.85	11.9%	$0.23	$0.17

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

General and Administrative Expenses

With the completion of the Offering, we expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act. In addition, we anticipate that our staffing levels will increase slightly from nine employees as of September 30, 2017 to between 10 and 12 employees during the next 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets in real estate acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Going Concern

The consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company's financial statements for the years ended December 31, 2016 and 2015 included a statement indicating substantial doubt with regard to the Company’s ability to continue as a going concern. The Company’s believes the net proceeds of the Offering along with borrowings of $23,825 under the line of credit obtained during the third quarter of 2017 and $43,533 of net proceeds from the issuance of preferred stock in October 2017 will provide sufficient liquidity for it to operate through at least the twelve months following the filing of this Form 10-Q.

Cash

We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2017, we had not realized any losses in such cash accounts and believe that we are not exposed to any significant risk of loss.

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

Investments in Real Estate

We generally acquire individual properties, and, in some instances, a portfolio of properties. When we acquire individual operating properties with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. Effective July 1, 2017, the Company adopted ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business and includes related acquisition costs in the purchase price of a real estate property. The components typically include land, building, debt, intangible assets related to above and below market leases, value of costs to obtain tenants, and other assumed assets and liabilities. We consider Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon our estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the estimated, reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible. The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “Interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

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

Capitalization of Costs and Depreciation and Amortization

We capitalize costs incurred in acquiring, developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. We also capitalize costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

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

Historical Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to September 30, 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	Historical Consolidated		Historical Consolidated
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Rental revenue	$6,442	$4,949	$16,407	$14,629
Other income	224	114	226	119
Total revenues	6,666	5,063	16,633	14,748

Operating expenses:
Property	2,159	1,496	5,084	4,364
Depreciation and amortization	3,499	2,885	9,056	8,796
General and administrative	1,224	933	3,159	2,653
Acquisition costs	4	—	86	33
Total operating expenses	6,886	5,314	17,385	15,846

Operating loss	(220)	(251)	(752)	(1,098)

Other expense:
Interest expense	(2,619)	(11,460)	(8,362)	(36,087)
Total other expense	(2,619)	(11,460)	(8,362)	(36,087)

Net loss	$(2,839)	$(11,711)	$(9,114)	$(37,185)
Net loss attributable to non-controlling interest	$(157)	$—	$(4,831)	$—
Net loss attributable to Plymouth Industrial REIT, Inc. common stockholders	$(2,682)	$(11,711)	$(4,283)	$(37,185)

A discussion of operations for the three months ended September 30, 2017 and 2016 is presented below ($ in thousands).

Rental Revenue: Rental revenue increased by approximately $1,493 to $6,442 for the three months ended September 30, 2017 as compared to $4,949 for the three months ended September 30, 2016. The increase was primarily related to rental revenue from the new property acquisitions in the third quarter of 2017 of $1,405, an increase in base rent of $40 and an increase in real estate taxes reimbursement of $45 from existing properties for the three months ended September 30, 2017.

Property Expenses: Property expenses increased primarily for expenses related to the new property acquisitions of $554. Operating expense for the existing properties increased approximately $114 for the three months ended September 30, 2017 to $1,605 as compared to $1,496 for the three months ended September 30, 2016 primarily due to grounds and landscaping of $26, general property expenses of $20 and insurance of $16.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $614 to approximately $3,499 for the three months ended September 30, 2017 as compared to $2,885 for the three months ended September 30, 2016, primarily due to the new property acquisitions of $704 offset by lower amortization expense for the existing properties of $90.

General and Administrative: General and administrative expenses increased approximately $291 to $1,224 for the three months ended September 30, 2017 as compared to $933 for the three months ended September 30, 2016. The increase is attributable primarily to accounting costs of $123, and non-cash stock compensation of $207, partially offset by a decrease in legal and other professional expenses of $191.

Interest Expense: Interest expense decreased by approximately $8,841 to $2,619 for the three months ended September 30, 2017, as compared to $11,460 for the three months ended September 30, 2016 due to the refinancing of the Company’s debt through the AIG Loan, the Torchlight Mezzanine Loan and the Preferred Interests with the resulting extinguishment of our prior senior loan in October, 2016. A comparative analysis of the components of interest expense for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,
	Historical Consolidated
	2017	2016
	(Unaudited)
Accrued interest payments	$694	$6,089
Make Whole payment at maturity(accretion)	—	135
Accretion of financing fees	202	—
Default interest	—	5,236
Total accretion of interest and deferred interest	$896	$11,460
Cash interest paid	1,723	—
Total interest expense	$2,619	$11,460

A discussion of operations for the nine months ended September 30, 2017 and 2016 is presented below ($ in thousands).

Rental Revenue: Rental revenue increased by approximately $1,778 to $16,407 for the nine months ended September 30, 2017 as compared to $14,629 for the nine months ended September 30, 2016. The increase was primarily related to rental revenue from the acquisitions made during the third quarter of 2017 of $1,405 and an increase in base rent of $223 and operating expense and real estate taxes reimbursement of $133 from existing properties for the nine months ended September 30, 2017.

Property Expenses: Property expenses increased $720 for the nine months ended September 30, 2017 to $5,084 as compared to $4,364 for the nine months ended September 30, 2016 primarily for expenses related to the new property acquisitions of $554. Operating expense for the existing properties increased approximately $166 primarily due to an increase in real estate taxes, utilities, and grounds and landscaping maintenance of $77, $68, and $15, respectively.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $260 to approximately $9,056 for the nine months ended September 30, 2017 as compared to $8,796 for the nine months ended September 30, 2016, primarily due to the addition of the new property acquisitions of $704 offset by lower amortization expense for the existing properties of $444.

General and Administrative: General and administrative expenses increased approximately $494 to $3,159 for the nine months ended September 30, 2017 as compared to $2,653 for the nine months ended September 30, 2016. The increase is attributable primarily to an increase in accounting, legal and other professional expenses costs of $341, non-cash stock compensation of $242, and Directors and Officers Insurance of $91, offset partially by decreased occupancy costs of $51.

Acquisition Expenses: Acquisition costs increased $53 to $86 for the nine months ended September 30, 2017 as compared to $33 for the nine months ended September 30, 2016. Acquisition expenses for the nine months ended September 30, 2017 and 2016 included costs for acquisitions we decided not to pursue.

Interest Expense: Interest expense decreased by approximately $27,725 to $8,362 for the nine months ended September 30, 2017, as compared to $36,087 for the nine months ended September 30, 2016 due to the refinancing of the Company’s debt through the AIG Loan, the Torchlight Mezzanine Loan and the Preferred Interests and the resulting extinguishment of our prior senior loan in October, 2016. A comparative analysis of the components of interest expense for the nine months ended September 30, 2017 is as follows:

	Nine Months Ended September 30,
	Historical Consolidated
	2017	2016
	(Unaudited)
Accrued interest payments	$631	$15,268
Make Whole payment at maturity(accretion)	—	438
Accretion of financing fees	609	—
Default interest	—	17,790
Total accretion of interest and deferred interest	$1,240	$33,496
Cash interest paid	7,122	2,591
Total interest expense	$8,362	$36,087

Cash Flows for Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

A summary of our cash flows for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$479	$4,120
Net cash used in investing activities	$(51,099)	$(729)
Net cash provided by (used in) financing activities	$56,152	$(750)

Operating Activities: Net cash provided by operating activities during the nine months ended September 30, 2017 decreased approximately $3,641 compared to the nine months ended September 30, 2016 primarily due to an increase in interest paid during the nine months ended September 30, 2017 compared to interest primarily being deferred during the nine months ended September 30, 2016.

Investing Activities: Net cash used in investing activities during the nine months ended September 30, 2017 increased approximately $50,370 compared to the nine months ended September 30, 2016 primarily due to the acquisitions of real estate properties.

Financing Activities:  Net cash provided by financing activities increased approximately $56,902 due to the net cash proceeds of $53,117 from the Company’s Offering, borrowings under our line of credit in the amount of $23,825, partially offset by the repayment of the preferred member interest of $20,000 as well as dividends paid of $237 and debt issuance costs paid of $553.

Liquidity and Capital Resources

At September 30, 2017 we have approximately $6,473 of cash available for future acquisitions and to meet operational needs of the company. We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	property expenses that are not borne by our tenants under our leases;
•	interest expense on outstanding indebtedness;
•	general and administrative expenses; and
•	capital expenditures for tenant improvements and leasing commissions.

In addition, we will require funds for future dividends expected to be paid to our common stockholders.

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

Existing Indebtedness

AIG Loan

Certain indirect subsidiaries of our Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of September 30, 2017 and December 31, 2016, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on all of the 20 properties. The obligations under the AIG Loan are also guaranteed by our Company and each of our Operating Partnership’s wholly-owned subsidiaries.

The borrowings amounted to $116,547 and $116,053, net of $3,453 and $3,947 of unamortized debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

Torchlight Mezzanine Loan

On October 17, 2016, Plymouth 20 LLC entered into a mezzanine loan agreement, or the Torchlight Mezzanine Loan Agreement, with Torchlight, which provides for a loan of $30,000, or the Torchlight Mezzanine Loan, and a seven-year term. The Torchlight Mezzanine Loan bears interest at 15% per annum, of which 7% percent is paid currently during the first four years of the term and 10% is paid for the remainder of the term. The Torchlight Mezzanine Loan requires Plymouth Industrial 20 to pay a repayment premium equal to the difference between (x) the sum of 150% of the principal being repaid (excluding accrued interest) and (y) the sum of the actual principal amount being repaid and current and accrued interest paid through the date of repayment. This repayment feature operates as a prepayment feature since the difference will be zero at maturity. The borrowings under the Torchlight Mezzanine Loan are secured by, among other things, pledges of the equity interest in Plymouth Industrial 20 and each of its property-owning subsidiaries. The proceeds of the Torchlight Mezzanine Loan were used to partially repay the outstanding principal and accrued interest under our then-existing senior secured loan agreement.

Borrowings under the mezzanine loan amounted to $29,346 and $29,262, net of unamortized debt issuance costs of $654 and $738 at September 30, 2017 and December 31, 2016 respectively.

Line of Credit Agreement

On August 11, 2017 the Company’s operating partnership entered into a secured line of credit agreement (Line of Credit Agreement) with KeyBank National Association, or KeyBank and the other lenders, which matures in August 2020 with an optional extension through August 2021, subject to certain conditions. Borrowings under the Line of Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 250 and 300 basis points depending on our total leverage ratio.

The Line of Credit Agreement requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at September 30, 2017. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Secured Line of Credit Agreement. Borrowings outstanding amounted to $23,303 at September 30, 2017. Borrowings available under the Line of Credit Agreement amounted to $10,027 at September 30, 2017.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
NOI:	2017	2016	2017	2016
Net loss	$(2,839)	$(11,711)	$(9,114)	$(37,185)
General and administrative	1,224	933	3,159	2,653
Acquisition expense	4	—	86	33
Interest expense	2,619	11,460	8,362	36,087
Depreciation and amortization	3,499	2,885	9,056	8,796
Other income	(224)	—	(226)	—
NOI	$4,283	$3,567	$11,323	$10,384

EBITDA

We believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. The following table sets forth a reconciliation of our historical EBITDA for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
EBITDA:	2017	2016	2017	2016
Net loss	$(2,839)	$(11,711)	$(9,114)	$(37,185)
Depreciation and amortization	3,499	2,885	9,056	8,796
Interest expense	2,619	11,460	8,362	36,087
EBITDA	$3,279	$2,634	$8,304	$7,698

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation and non-cash stock compensation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT, definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, depreciation and amortization of real estate assets, impairment losses and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of historical net loss to FFO for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
FFO:	2017	2016	2017	2016
Net loss	$(2,839)	$(11,711)	$(9,114)	$(37,185)
Depreciation and amortization	3,499	2,885	9,056	8,796
Stock based compensation	207	—	242	—
Gain on disposition of equity investment	(224)	(3)	(224)	(3)
Adjustment for unconsolidated joint ventures	—	126	—	367
FFO	$643	$(8,703)	$(40)	$(28,025)

AFFO

Adjusted funds from operation, or AFFO, is presented in addition to FFO calculated in accordance the standards set forth by NAREIT. AFFO is defined as FFO, excluding acquisition and transaction related costs as well as certain other costs that we consider to be non-recurring. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition and transaction related costs (as of July 1, 2017 only to the extent an acquisition is not pursued) as well as other non-recurring costs, we believe AFFO provides a useful supplemental measure of our operating performance because it provides a consistent comparison of our operating performance across time periods that is comparable for each type of real estate investment and is consistent with management’s analysis of the operating performance of our properties.

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

The following table sets forth a reconciliation of our historical FFO to AFFO.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
AFFO:	2017	2016	2017	2016
FFO	$643	$(8,703)	$(40)	$(28,025)
Amortization of above or accretion of below market lease rents	(89)	(88)	(256)	(263)
Acquisition costs	4	—	86	33
Distributions	—	81	—	142
Straight line rent	(32)	(71)	(108)	(228)
AFFO	$526	$(8,781)	$(318)	$(28,341)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our Line of Credit Agreement entered into in August 2017, which bear interest at a variable rate.

At September 30, 2017, we had borrowings outstanding of $23,825 under our Line of Credit Agreement, which were subject to a weighted average interest rate of 3.86% during the nine months ended September 30, 2017.  Based on the borrowings outstanding under the Line of Credit Agreement during 2017, we estimate that had the average interest rate on our borrowings increased by 100 basis points from the period since we borrowed the $23,825 million through September 30, 2017, our interest expense for the year would have increased by approximately $142. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.  We may consider hedging our floating rate debt through an interest rate swap agreement.

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

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding required disclosures. In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.

As described below, management had previously identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the current review, our management has concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

The specific material weakness that management identified as continuing in our internal controls as of September 30, 2017 is as follows:

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

Changes in Internal Control and Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On June 14, 2017, we completed our IPO of 2,900,000 shares our common stock and, on July 12, 2017, issued an additional 160,000 shares of common stock upon the underwriters’ partial exercise of their over-allotment option. The public offering price of the shares sold in the IPO was $19.00 per share, resulting in aggregate net proceeds to us, after underwriters’ discounts and commissions and other offering expenses of $5,581 payable by us, of approximately $52,559. All of the shares were sold pursuant to a registration statement on Form S-11, as amended (File No. 333-196798), that was declared effective by the SEC on June 8, 2017. D.A. Davidson & Co., BB&T Capital Markets and Oppenheimer & Co. served as joint-bookrunning managers for the offering.

We used $20,000 of the net proceeds from the IPO to redeem all the outstanding preferred interests in one of our subsidiaries and approximately $26,000 to acquire additional properties.

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

As partial consideration of the purchase price of the Shadeland Portfolio the Company issued 421,438 partnership Units of our Operating Partnership valued at $19.00 per unit for a total value of approximately $8,007. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock.

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

Dated: November 9, 2017