Form 10-K
period 2017-12-31
Plymouth Industrial REIT Inc.
filed 2018-03-08
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant in its charter)

Maryland	27-5466152
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

260 Franklin Street, 7th Floor

Boston, MA 02110

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(617) 340-3814

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, par value $0.01 per share 7.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	NYSE American NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the NYSE American on June 30, 2017) was $65,573,081.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 5, 2018 was 3,819,201.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 dates after December 31, 2017.

Plymouth Industrial REIT, Inc.

 i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the factors included in this Annual Report on Form 10-K, including those set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business;”
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or REIT tax laws, and potential increases in real property tax rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

 ii

Glossary

In this Annual Report on Form 10-K:

•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2017, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Class A industrial properties” means industrial properties that typically possess most of the following characteristics: 15 years old or newer, square footage in excess of 300,000 square feet, concrete tilt-up construction, clear height in excess of 26 feet, a ratio of dock doors to floor area that is more than one door per 10,000 square feet and energy efficient design characteristics suitable for current and future tenants;
•	“Class B industrial properties” means industrial properties that typically possess most of the following characteristics: more than 15 years old, square footage between 50,000 and 300,000 square feet, clear heights between 18 and 26 feet, and adequate building systems (mechanical, HVAC and utility) to deliver services currently required by tenants but which may need upgrades for future tenants;
•	“Company Portfolio” means the 49 distribution centers, warehouse and light industrial properties which we own as of the date of December 31, 2017;
•	“net operating income” or “NOI” means total revenue (including rental revenue, tenant reimbursements, management, leasing and development services revenue and other income) less property-level operating expenses including allocated overhead. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense and other non-operating expenses;
•	“OP units” means units of limited partnership interest in our operating partnership;
•	“our operating partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“Plymouth,” “our company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation, and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., the issuer of the shares of Common and Preferred stock, in this annual report;
•	“primary markets” means gateway cities and the following six largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Chicago, Washington, DC and Boston;
•	“secondary markets” means for our purposes non-gateway markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the U.S.: Atlanta, Austin, Baltimore, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa;
•	“Torchlight” means Torchlight Investors, LLC and the Torchlight Entities, as applicable;
•	“Torchlight Entities” means DOF IV REIT Holdings, LLC, which is the lender under our mezzanine loan facility, and DOF IV Plymouth PM, LLC, both of which are managed by Torchlight Investors, LLC; and
•	“Torchlight Transactions” means the redemption of certain preferred equity interests held by Torchlight for $25.0 million, which was paid by a combination of $20.0 million in cash with a portion of the net proceeds from our initial listed public offering and 263,158 shares of common stock issued to Torchlight in a private placement, and the private issuance of warrants to Torchlight to acquire 250,000 shares of common stock, in each case concurrently with the closing of our initial listed public offering.

Our definitions of Class A industrial properties, Class B industrial properties, primary markets and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

 iii

PART I

Item 1. Business

Overview

We are a full service, vertically integrated, self-administered and self-managed Maryland corporation focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. For our definition of Class B industrial properties, see “—Our Investment and Growth Strategies—Investment Strategy.” As of December 31, 2017, the Company Portfolio consists of 49 industrial properties located in nine states with an aggregate of approximately 9.2 million rentable square feet. The Company Portfolio was 96.5% leased to 82 different tenants across 17 industry types as of December 31, 2017.

We intend to continue to focus on the acquisition of Class B industrial properties primarily in secondary markets with net rentable square footage ranging between approximately 100 million and 300 million square feet, which we refer to as our target markets. We believe industrial properties in such target markets will provide superior and consistent cash flow returns at generally lower acquisition costs relative to industrial properties in primary markets. Further, we believe there is a greater potential for higher rates of appreciation in the value of industrial properties in our target markets relative to industrial properties in primary markets.

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

Our company, which was formerly known as Plymouth Opportunity REIT, Inc., was founded in March 2011 by two of our executive officers, Jeffrey Witherell and Pendleton White, Jr., each of whom has at least 25 years of experience acquiring, owning and operating commercial real estate properties. Specifically, both were members of a team of senior investment executives that was responsible for the acquisition and capital formation of commercial properties for Franklin Street Properties (NYSE: FSP), or Franklin Street, a REIT based in Boston, MA, from 2000 to 2007, during which time Franklin Street listed its stock on the American Stock Exchange. Following their time at Franklin Street, our founders recognized a growing opportunity in the Class B industrial space, particularly in secondary markets and select primary markets, following the 2008-2010 recession, and founded our company to participate in the cyclical recovery of the U.S. economy. Between March 2011 to April 2014, we prepared for and engaged in a non-listed public offering of our common stock. We used the proceeds from that offering to acquire equity interests in five industrial properties. In 2014, we used the proceeds of a senior secured loan to acquire 100% fee ownership in three of those properties and 100% fee ownership in an additional 17 properties that comprise a portion of the Company Portfolio. In July 2015 and January 2017, we sold our equity interests in the two properties in which we did not have 100% fee ownership.

In June 2017, we completed our initial listed public offering of our common stock. The net proceeds of our initial listed public offering were approximately $52.6 million after deducting underwriting discounts and commissions and estimated offering costs.  We used approximately $20.0 million of the net proceeds of the offering to redeem Torchlight’s preferred equity interests in one of our subsidiaries and substantially all of the remaining net proceeds to acquire nine additional industrial properties.

Investment Strategy

Our primary investment strategy is to acquire and own Class B industrial properties predominantly in secondary markets across the U.S. We generally define Class B industrial properties as industrial properties that are typically more than 15 years old, have clear heights between 18 and 26 feet and square footage between 50,000 and 300,000 square feet, with building systems that have adequate capacities to deliver the services currently needed by existing tenants, but may need upgrades for future tenants. In contrast, we define Class A industrial properties as industrial properties that typically are 15 years old or newer, have clear heights in excess of 26 feet and square footage in excess of 300,000 square feet, with energy efficient design characteristics suitable for current and future tenants.

We intend to own and acquire properties that we believe can achieve high initial yields and strong ongoing cash-on-cash returns and that exhibit the potential for increased rental growth in the near future. In addition, we may acquire Class A industrial properties that offer similar attractive return characteristics if the cost basis for such properties are comparable to those of Class B industrial properties in a given market or sub-market. While we will focus on investment opportunities in our target markets, we may make opportunistic acquisitions of Class A industrial properties or industrial properties in primary markets when we believe we can achieve attractive risk-adjusted returns.

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

We believe we have a competitive advantage in sourcing attractive acquisitions because the competition for our target assets is primarily from local investors who are not likely to have ready access to debt or equity capital. In addition, our umbrella partnership real estate investment trust, or UPREIT, structure enables us to acquire industrial properties on a non-cash basis in a tax efficient manner through the issuance of OP units as full or partial consideration for the transaction. We will also continue to develop our large existing network of relationships with real estate and financial intermediaries. These individuals and companies give us access to significant deal flow—both those broadly marketed and those exposed through only limited marketing. These properties will be acquired primarily from third-party owners of existing leased buildings and secondarily from owner-occupiers through sale-leaseback transactions.

Growth Strategies

We seek to maximize our cash flows through proactive asset management. Our asset management team actively manages our properties in an effort to maintain high retention rates, lease vacant space, manage operating expenses and maintain our properties to an appropriate standard. In doing so, we have developed strong tenant relationships. We intend to leverage those relationships and market knowledge to increase renewals, properly prepare tenants for rent increases, obtain early notification of departures to provide longer re-leasing periods and work with tenants to properly maintain the quality and attractiveness of our properties. Our asset management team also collaborates with our internal credit function to actively monitor the credit profile of each of our tenants and prospective tenants on an ongoing basis.

Our asset management team functions include strategic planning and decision-making, centralized leasing activities and management of third-party leasing companies. Our asset management/credit team oversees property management activities relating to our properties which include controlling capital expenditures and expenses that are not reimbursable by tenants, making regular property inspections, overseeing rent collections and cost control and planning and budgeting activities. Tenant relations matters, including monitoring of tenant compliance with their property maintenance obligations and other lease provisions, will be handled by in-house personnel for most of our properties.

Financing Strategy

We intend to maintain a flexible and growth-oriented capital structure. We intend to use the net proceeds from our public offerings along with additional secured and unsecured indebtedness to acquire industrial properties. Our additional indebtedness may include arrangements such as a revolving credit facility or term loan. We believe that we will have the ability to leverage newly-acquired properties with our long-term target debt-to-value ratio of less than 50%. We also anticipate using OP units to acquire properties from existing owners interested in tax-deferred transactions.

Investment Criteria

We believe that our market knowledge, operations systems and internal processes allow us to efficiently analyze the risks associated with an asset’s ability to produce cash flow going forward. We blend fundamental real estate analysis with corporate credit analysis to make a probabilistic assessment of cash flows that will be realized in future periods. We also use data-driven and event-driven analytics and primary research to identify and pursue emerging investment opportunities.

Our investment strategy focuses on Class B industrial properties in secondary markets for the following reasons:

•	Class B industrial properties generally require less capital expenditures than both Class A industrial properties and other commercial property types;
•	investment yields for Class B industrial properties are often greater than investment yields on both Class A industrial properties and other commercial property types;
•	Class B industrial tenants tend to retain their current space more frequently than Class A industrial tenants;
•	Class B industrial properties tend to have higher current returns and lower volatility than Class A industrial properties;

•	we believe there is less competition for Class B industrial properties from institutional real estate buyers; our typical competitors are local investors who often do not have ready access to debt or equity capital;
•	the Class B industrial real estate market is highly fragmented and complex, which we believe makes it difficult for less-experienced or less-focused investors to access comparable opportunities on a consistent basis;
•	we believe that there is a limited new supply of Class B industrial space in our target markets;
•	secondary markets generally have less occupancy and rental rate volatility than primary markets;
•	Class B industrial properties and secondary markets are typically “cycle agnostic”; i.e., less prone to overall real estate cycle fluctuations;
•	we believe secondary markets generally have more growth potential at a lower cost basis than primary markets; and
•	we believe that the demand for e-commerce-related properties, or e-fulfillment facilities, will continue to grow and play a significant role in our investing strategy.

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

Insurance

We carry commercial property, liability and terrorism coverage on all the properties in the Company Portfolio under a blanket insurance policy. Generally, we do not carry insurance for certain types of extraordinary losses, including, but not limited to, losses caused by riots, war, earthquakes and wildfires unless the property is in a higher risk area for those events. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice, however, our insurance coverage may not be sufficient to fully cover all of our losses. In addition, our title insurance policies may not insure for the current aggregate market value of the Company Portfolio, and we do not intend to increase our title insurance coverage as the market value of the Company Portfolio increases.

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

Employees

As of December 31, 2017, we had eleven full-time employees. None of our employees are represented by a labor union.

Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any material legal proceedings. From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. There can be no assurance that these matters that may arise in the future, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Structure and Formation of Our Company

Our Company

We were formed as a Maryland corporation in March 2011 and previously conducted business as Plymouth Opportunity REIT, Inc. We conduct our business through an UPREIT structure in which our properties are owned by our operating partnership directly or through subsidiaries, as described below under “—Our Operating Partnership.” We are the sole general partner of our operating partnership and indirectly own 90.1% of the OP units in our operating partnership and all of the membership interests in its subsidiaries. Our board of directors oversees our business and affairs.

Our Operating Partnership

Our operating partnership was formed as a Delaware limited partnership in March 2011. Substantially all of our assets are held by, and our operations are conducted through, our operating partnership. Any net proceeds from our public offerings will be contributed to our operating partnership in exchange for OP units. Our interest in our operating partnership will generally entitle us to share in cash distributions from, and in the profits and losses of, our operating partnership in proportion to our percentage ownership. As the sole general partner of our operating partnership, we generally have the exclusive power under the partnership agreement to manage and conduct its business and affairs, subject to certain limited approval and voting rights of the limited partners.

Our Corporate Information

Our principal executive offices are located at 260 Franklin Street, 7th Floor, Boston, Massachusetts 02110. Our telephone number is (617) 340-3814. Our website is www.plymouthreit.com.We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). Access to those reports and other filings with the SEC may be obtained, free of charge from our website, www.plymouthreit.com or through the SEC’s website at www.sec.gov. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Item 1A. Risk Factors

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

The following table provides certain information with respect to the Company Portfolio, as of December 31, 2017.

Metro	Address	City/State	Property Type	Percent Ownership	Year Built/ Renovated (1)	Square Footage	Occupancy	Annualized Rent (2)	Percent of Total Annualized Rent (3)	Annualized Rent/ Square Foot (4)
Chicago, IL	3940 Stern Avenue	St. Charles , IL	Warehouse/Light Manufacturing	100%	1987	146,798	100%	$623,891	2.0%	$4.25
Chicago, IL	1875 Holmes Road	Elgin, IL	Warehouse/Light Manufacturing	100%	1989	134,415	100%	$660,955	2.1%	$4.92
Chicago, IL	1355 Holmes Road	Elgin, IL	Warehouse/Distribution	100%	1975/1998	82,456	100%	$395,681	1.2%	$4.80
Chicago, IL	2401 Commerce Drive	Libertyville, IL	Warehouse/Flex	100%	1994/2009	78,574	100%	$584,663	1.8%	$7.44
Chicago, IL	189 Seegers Road	Elk Grove, IL	Warehouse/Light Manufacturing	100%	1972	25,000	100%	$165,612	0.5%	$6.62
Chicago, IL	11351 W. 183rd Street	Orland, IL	Warehouse/Distribution	100%	2000	18,768	100%	$186,889	0.6%	$9.96
Chicago, IL	7200 Mason Ave	Bedford Park, IL	Warehouse/Light Manufacturing	100%	1974	207,345	100%	$824,400	2.6%	$3.98
Chicago, IL	6000 West 73rd Street	Bedford Park, IL	Warehouse/Distribution	100%	1974	148,091	100%	$590,400	1.8%	$3.99
Chicago, IL	6510 West 73rd Street	Bedford Park, IL	Warehouse/Distribution	100%	1974	306,552	100%	$843,138	2.6%	$2.75
Chicago, IL	6558 West 73rd Street	Bedford Park, IL	Warehouse/Light Manufacturing	100%	1975	301,000	100%	$1,182,291	3.7%	$3.93
Chicago, IL	6751 Sayre Avenue	Bedford Park, IL	Warehouse/Light Manufacturing	100%	1973	242,690	100%	$788,086	2.5%	$3.25
Chicago, IL	11601 Central Avenue	Alsip, IL	Warehouse/Flex	100%	1970	260,000	100%	$621,400	1.9%	$2.39
Chicago, IL	13040 South Pulaski Avenue	Alsip, IL	Warehouse/Light Manufacturing	100%	1976	395,466	84.4%	$996,912	3.1%	$2.52
Chicago, IL	1796 Sherwin Avenue	Des Plaines, IL	Warehouse/Distribution	100%	1964	45,139	100%	$174,430	0.5%	$3.86
Chicago, IL	1455-1645 Greenleaf Avenue	Glendale Heights, IL	Warehouse/Distribution	100%	1968	203,740	100%	$1,271,769	4.0%	$6.24
Chicago, IL	28160 North Keith Drive	Lake Forest, IL	Warehouse/Distribution	100%	1989	77,924	100%	$345,708	1.1%	$4.44
Chicago, IL	13970 West Laurel Drive	Lake Forest, IL	Warehouse/Distribution	100%	1990	70,196	100%	$315,175	1.0%	$4.49
Chicago, IL	3841-3865 Swanson Court	Gurnee, IL	Warehouse/Distribution	100%	1978	99,625	100%	$423,864	1.3%	$4.25
Chicago, IL	1750 South Lincoln Drive	Freeport, IL	Warehouse/Light Manufacturing	100%	2001	499,200	100%	$1,048,320	3.3%	$2.10
Chicago, IL	440 South McLean Boulevard	Elgin, IL	Warehouse/Light Manufacturing	100%	1968/1998	74,613	100%	$373,065	1.2%	$5.00
Milwaukee, WI	525 West Marquette Avenue	Oak Creek, WI	Warehouse/Distribution	100%	1979	112,144	100%	$398,547	1.2%	$3.55
Milwaukee, WI	5110 South 6th Street	Milwaukee, WI	Warehouse/Distribution	100%	1972	58,500	0%	$0	0.0%	$0.00
Cincinnati, OH	11540 - 11630 Mosteller Road	Sharonville, OH	Warehouse/Light Manufacturing	100%	1959	358,386	100%	$1,061,124	3.3%	$2.96
Cincinnati, OH	4115 Thunderbird Lane	Fairfield, OH	Warehouse/Light Manufacturing	100%	1991	70,000	100%	$239,190	0.7%	$3.42
Florence, KY	7585 Empire Drive	Florence, KY	Warehouse/Light Manufacturing	100%	1973	148,415	100%	$418,010	1.3%	$2.82
Columbus, OH	3500 Southwest Boulevard	Grove City, OH	Warehouse/Distribution	100%	1992	527,127	100%	$1,782,634	5.6%	$3.38
Columbus, OH	3100 Creekside Parkway	Lockbourne, OH	Warehouse/Distribution	100%	1999	340,000	100%	$1,003,000	3.1%	$2.95
Columbus, OH	8288 Green Meadows Dr. N	Lewis Center, OH	Warehouse/Distribution	100%	1988	300,000	100%	$927,000	2.9%	$3.09
Columbus, OH	8273 Green Meadows Dr. N	Lewis Center, OH	Warehouse/Distribution	100%	1996/2007	77,271	100%	$362,849	1.1%	$4.70
Columbus, OH	7001 American Pkwy	Reynoldsburg, OH	Warehouse/Distribution	100%	1986/2007 & 2012	54,100	100%	$175,824	0.5%	$3.25
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	Memphis, TN	Warehouse/Distribution	100%	1989	202,303	82.8%	$492,478	1.5%	$2.94
Jackson, TN	210 American Dr.	Jackson, TN	Warehouse/Distribution	100%	1967/1981 & 2013	638,400	100%	$1,404,480	4.4%	$2.20
Altanta, GA	32 Dart Road	Newman, GA	Warehouse/Light Manufacturing	100%	1988/2014	194,800	100%	$525,960	1.6%	$2.70
Altanta, GA	1665 Dogwood Drive SW	Conyers, GA	Warehouse/Light Manufacturing	100%	1973	198,000	100%	$603,900	1.9%	$3.05
Altanta, GA	1715 Dogwood Drive	Conyers, GA	Warehouse/Light Manufacturing	100%	1973	100,000	100%	$227,498	0.7%	$2.27
Altanta, GA	11236 Harland Drive	Covington, GA	Warehouse/Distribution	100%	1988	32,361	100%	$118,118	0.4%	$3.65
Portland, ME	56 Milliken Road	Portland, ME	Warehouse/Light Manufacturing	100%	1966/1995, 2005, 2013	200,625	100%	$1,052,694	3.3%	$5.25
Marlton, NJ	4 East Stow Road	Marlton, NJ	Warehouse/Distribution	100%	1986	156,279	83%	$726,190	2.3%	$5.59
Cleveland, OH	1755 Enterprise Parkway	Twinsburg, OH	Warehouse/Light Manufacturing	100%	1979/2005	255,570	100%	$1,354,762	4.2%	$5.30
Columbus, OH	2120 - 2138 New World Drive	Columbus, OH	Warehouse/Distribution	100%	1971	121,200	100%	$330,420	1.0%	$2.73
Memphis, TN	3635 Knight Road	Memphis, TN	Warehouse/Distribution	100%	1986	131,904	100.0%	$319,980	1.0%	$2.43
Memphis, TN	2810-2838, 2833-2843, 2842-2848, 2847, 2849-2871, 2872, 2890-2906, 2980-2988 Business Park Drive	Memphis, TN	Warehouse/Flex	100%	1985-1989	235,006	51.8%	$1,973,395	6.1%	$16.21
Indianapolis, IN	3035 North Shadeland Ave	Indianapolis, IN	Warehouse/Distribution	100%	1962/2004	564,911	95.1%	$1,567,740	4.9%	$2.92
Indianapolis, IN	3169 North Shadeland Ave	Indianapolis, IN	Warehouse/Distribution	100%	1979/2014	41,960	100%	$213,728	0.7%	$5.09
South Bend, IN	5861 W Cleveland Road	South Bend, IN	Warehouse/Distribution	100%	1994	62,550	100%	$187,650	0.6%	$3.00
South Bend, IN	West Brick Road	South Bend, IN	Warehouse/Distribution	100%	1998	101,450	100%	$304,350	0.9%	$3.00
South Bend, IN	4491 N Mayflower Road	South Bend, IN	Warehouse/Distribution	100%	2000	77,000	100%	$231,000	0.7%	$3.00
South Bend, IN	5855 West Carbonmill Road	South Bend, IN	Warehouse/Distribution	100%	2002	198,000	100%	$792,000	2.5%	$4.00
South Bend, IN	4955 Ameritech Drive	South Bend, IN	Warehouse/Distribution	100%	2004	228,000	100%	$888,000	2.8%	$3.89
Existing Portfolio – Industrial Properties -- Total/Weighted Average						9,203,854	96.5%	$32,099,170	100.0%	$3.61

_______________

(1)	Renovation means significant upgrades, alterations or additions to building areas, interiors, exteriors and/or systems.
(2)	Annualized rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2017 by (ii) 12.
(3)	Represents the percentage of total annualized rent for properties owned as of December 31, 2017.
(4)	Calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2017, by (ii) 12, and then dividing by leased square feet for such property as of December 31, 2017.

As of December 31, 2017, 35 of our 49 properties were encumbered by mortgage indebtedness totaling $229,800 million and 10 of our 49 properties were encumbered by our line of credit agreement totaling $21,325 (excluding unamortized deferred financing fees and debt issuance costs). See Note 7 in the accompanying Notes to the Consolidated Financial Statements for additional information.

Functionality Diversification

The following tables set forth information relating to functionality diversification by building type based on total square footage and annualized rent as of December 31, 2017.

Property Type	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Warehouse/Distribution	30	97.7%	5,284,774	57.5%	17,165,204	53.5%	3.32
Warehouse/Light Manufacturing	13	98.0%	3,049,908	33.1%	10,415,127	32.4%	3.49
Warehouse/Flex	3	80.3%	573,580	6.2%	3,179,458	9.9%	6.91
Light Manufacturing/Flex	3	91.1%	295,592	3.2%	1,339,381	4.2%	4.97
Total Company Portfolio	49	96.5%	9,203,854	100.0%	$32,099,170	100.0%	3.61

Geographic Diversification

The following tables set forth information relating to geographic diversification of the Company Portfolio by state based on total annualized rent as of December 31, 2017.

State	Number of Properties	Occupancy (1)	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent (2)	Percentage of Annualized Base Rent (3)	Annualized Base Rent per Square Foot (4)
Ohio	9	100.0%	2,103,654	22.9%	7,236,802	22.5%	$3.44
Illinois	20	98.2%	3,417,592	37.1%	12,416,650	38.7%	$3.70
Indiana	7	97.8%	1,273,871	13.8%	4,184,468	13.0%	$3.36
Tennessee	4	87.7%	1,207,613	13.1%	4,190,333	13.1%	$3.95
Maine	1	100.0%	200,625	2.2%	1,052,694	3.3%	$5.25
New Jersey	1	83.2%	156,279	1.7%	726,190	2.3%	$5.59
Georgia	4	100.0%	525,161	5.7%	1,475,476	4.6%	$2.81
Wisconsin	2	65.7%	170,644	1.9%	398,547	1.2%
Kentucky	1	100.0%	148,415	1.6%	418,010	1.3%	$2.82
Total Company Portfolio	49	96.5%	9,203,854	100.0%	$32,099,170	100.0%	$3.61

Industry Diversification

The following tables set forth information relating to tenant diversification of the Company Portfolio by industry based on total square feet occupied and annualized rent as of December 31, 2017.

Industry	Number of Leases (1)	Total Leased Square Feet	Percentage of Leased Square Feet	Annualized Base Rent(2)	Percentage of Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Logistics	16	1,215,426	13.7%	4,588,514	14.4%	$3.78
Industrial Equip	13	1,459,156	16.4%	5,564,119	17.4%	$3.81
Light Mfg	14	1,164,917	13.1%	3,993,739	12.5%	$3.43
Wholesale/Retail	9	1,070,173	12.0%	3,160,857	9.8%	$2.95
Paper & Printing	4	942,109	10.6%	2,514,829	7.8%	$2.67
Automotive	5	777,146	8.7%	2,353,108	7.3%	$3.03
Home Furnishings	1	527,127	5.9%	1,782,634	5.6%	$3.38
Aerospace	4	280,370	3.2%	1,447,918	4.5%	$5.16
Construction	3	377,279	4.3%	1,421,167	4.4%	$3.77
Healthcare	3	347,645	3.9%	1,153,200	3.6%	$3.32
Business Services	6	113,456	1.3%	1,067,603	3.3%	$9.41
Chemicals	2	215,292	2.4%	937,688	2.9%	$4.36
Tech/Elec	4	160,925	1.8%	768,242	2.4%	$4.77
Food & Beverage	3	97,904	1.1%	683,094	2.1%	$6.98
Financial Services	2	71,927	0.8%	297,060	0.9%	$4.13
Photography	1	39,950	0.5%	257,278	0.8%	$6.44
Plastics	1	21,200	0.3%	108,120	0.3%	$5.10
Total Company Portfolio	91	8,882,002	100.0%	$32,099,170	100.0%	$3.61

Tenants

The following table sets forth information about the ten largest tenants in our Company Portfolio based on total annualized rent as of December 31, 2017.

Tenant	Market	Industry	Number of Leases	Total Leased Square Feet	Expiration	Annualized Base Rent/SF(1)	Annualized Base Rent (2)	Percent of Total Annualized Rent (3)
Corporate Services, Inc.	South Bend	Logistics & Transportation	4	667,000	3/2/2021	$3.60	$2,403,000	7.5%
Pier One	Columbus	Home Furnishings	1	527,127	12/31/2017	$3.38	$1,782,634	5.5%
Pactiv Corporation	Chicago	Industrial Equipment Components	2	355,436	6/30/2025	$3.98	$1,414,800	4.4%
Perseus Distribution	Jackson	Paper & Printing	1	638,400	5/31/2020	$2.20	$1,404,480	4.4%
NOVA Wildcat Amerock	Chicago	Wholesale/Retail	1	499,200	12/31/2018	$2.10	$1,048,320	3.3%
Liquidity Services	Columbus	Wholesale/Retail	1	340,000	2/28/2019	$2.95	$1,002,999	3.1%
Volvo Parts North America	Columbus	Automotive	1	300,000	10/31/2019	$3.09	$927,000	2.9%
AMTEC Precision Products	Chicago	Industrial Equipment Components	2	174,336	4/30/2025	$4.99	$870,659	2.7%
Nexus Distribution	Chicago	Industrial Equipment Components	1	306,552	4/30/2021	$2.75	$843,138	2.6%
Sappi Fine Paper	Chicago	Paper & Printing	1	225,061	4/30/2020	$3.65	$821,581	2.6%
Ten Largest Tenants by Annualized Rent			15	4,033,112		$3.10	$12,518,611	39.0%
All Other			76	4,848,890		$4.04	$19,580,559	61.0%
Total Company Portfolio			91	8,882,002		$3.61	$32,099,170	100.0%

Lease Overview

Triple-net lease.    In our triple-net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2017, there were 64 triple-net leases in the Company Portfolio, representing approximately 75.6% of our total annualized base rent.

Modified triple-net lease.    In our modified triple-net leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2017, there were 11 modified triple-net leases in the Company Portfolio, representing approximately 13.8% of our total annualized base rent.

Gross lease.    In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2017, there were 16 gross leases in the Company Portfolio, representing approximately 10.6% of the annualized base rent.

Lease Expirations

As of December 31, 2017, the weighted average in-place remaining lease term of the Company Portfolio was 3.1 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2017, plus available space, for each of the ten full calendar years commencing December 31, 2017 and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Expiration	Number of Leases Expiring(1)	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent(2)	Percentage of Annualized Base Rent(3)	Annualized Base Rent per Square Foot(4)
Available	0	321,852	3.5%	$—	0.0%	$0.00
2017	2	547,527	5.9%	$1,865,458	5.8%	$3.41
2018	16	1,156,199	12.6%	$4,787,314	14.9%	$4.14
2019	14	1,366,738	14.9%	$4,908,116	15.3%	$3.59
2020	12	1,587,596	17.2%	$5,347,293	16.7%	$3.37
2021	18	1,901,602	20.7%	$7,153,045	22.3%	$3.76
2022	12	519,614	5.6%	$2,067,006	6.4%	$3.98
2023	5	394,059	4.3%	$1,150,590	3.6%	$2.92
2024	4	584,283	6.3%	$1,406,002	4.4%	$2.41
2025	6	534,607	5.8%	$2,415,886	7.5%	$4.52
2026	1	53,970	0.6%	$302,772	0.9%	$5.61
2027	1	235,807	2.6%	$695,688	2.2%	$2.95
Thereafter	0	-	0.0%	$—	0.0%	$0.00
Total Company Portfolio	91	9,203,854	100%	$32,099,170	100%	$3.61

____________________

(1)	One tenant has five leases and five tenants have two leases resulting in the number of different tenants to be 82 while there are 91 leases.
(2)	Calculated as monthly contracted base rent per the terms of such lease, as of December 31, 2017, multiplied by 12. Excludes billboard and antenna revenue and rent abatements. Annualized base rent includes rent from triple net leases, modified triple-net leases and gross leases.
(3)	Calculated as annualized base rent set forth in this table divided by total annualized base rent for the Company Portfolio as of December 31, 2017.
(4)	Calculated as annualized base rent for such leases divided by leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2017.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we could become party to legal actions and proceedings involving matters that are generally incidental to our business. While it will likely not be possible to ascertain the ultimate outcome of such matters, management expects that the resolution of any such legal actions and proceedings would not have a material adverse effect on our consolidated financial statements.

There are no legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 8, 2018, we had 3,819,201 shares of common stock outstanding held of record by a total of approximately 130 stockholders; however, because many shares of our common stock are held by brokers andother institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our comon stock than record holders. The number of stockholders is based on the records Continental Stock Transfer & Trust, which serves as our transfer agent.

Market Information

Our common stock is traded on the NYSE American under the symbol “PLYM.” On December 31, 2017, the closing price of our common stock, as reported on the NYSE American, was $18.48. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock since June 14, 2017, the date our common stock began trading on the NYSE American, and the dividends paid by us and the annualized dividend per share with respect to those periods.

	High	Low	Cash Dividends Declared per Share(1)		Annualized Dividend Per Share
2017
Second quarter (commencing June 14, 2017 to June 30, 2017)(2)	$19.00	$17.70	$0.0650	(3)	$1.50
Third quarter	$19.00	$16.50	$0.3750	(4)	$1.50
Fourth quarter	$18.98	$17.22	$0.3750	(5)	$1.50

_________________

(1)	Dividend information is for dividends declared with respect to that quarter.
(2)	We completed our initial listed public offering of shares of our common stock on June 14, 2017.
(3)	On July 31, 2017, the Company paid a cash dividend in the amount of $0.0650 per share for the period beginning June 14, 2017 and ended June 30, 2017 to stockholders of record on July 7, 2017.
(4)	On October 31, 2017, the Company paid a cash dividend in the amount of $0.3750 per share for the quarter ended September 30, 2017 to stockholders of record on September 30, 2017.
(5)	On January 31, 2018, the Company paid a cash dividend in the amount of $0.3750 per share for the quarter ended December 31, 2017 to stockholders of record on December 29, 2017.

Distribution Policy

It is our policy to declare quarterly dividends to the stockholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the board of directors. To satisfy the requirements to qualify as a REIT, and to avoid paying tax on our income, we have paid and intend to continue to pay regular quarterly cash dividends of all or substantially all of our REIT taxable income (excluding net capital gains) to holders of our common stock.

We intend to distribute at least 90% of our taxable income each year (subject to certain adjustments as described below) to our stockholders in order to qualify as a REIT under the Code and generally expect to distribute 100% of our REIT taxable income so as to avoid the excise tax on undistributed REIT taxable income.

Distributions to our common stockholders are authorized by our board of directors in its sole discretion and declared by us out of funds legally available therefor. We expect that our board of directors, in authorizing the amounts of distributions, will consider a variety of factors, including:

•	actual results of operations and our cash available for distribution;
•	the timing of the investment of the net proceeds from our offerings;
•	debt service requirements and any restrictive covenants in our loan agreements;
•	capital expenditure requirements for our properties;
•	our taxable income;
•	the annual distribution requirement under the REIT provisions of the Code;
•	our operating expenses;
•	requirements under applicable law; and
•	other factors that our board of directors may deem relevant.

We anticipate that at least initially, our distributions will exceed our then current and accumulated earnings and profits as determined for U.S. federal income tax purposes primarily due to depreciation and amortization that we expect to incur. Therefore, a portion of these distributions may represent a return of capital for U.S. federal income tax purposes. Distributions in excess of our current and accumulated earnings and profits and not treated by us as a distribution will not be taxable to a taxable U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder's adjusted tax basis in his or her shares of common stock, but rather will reduce the adjusted basis of the shares of common stock. Therefore, the gain (or loss) recognized on the sale of the common stock or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. stockholder's adjusted tax basis in his or our shares of common stock, they generally will be treated as a capital gain realized form the taxable disposition of those shares. The percentage of our stockholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year.

Although we have no current intention to do so, we may in the future also choose to pay distributions in the form of our own shares.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2017 and 2016.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company Portfolio consists of 49 industrial properties located in nine states with an aggregate of approximately 9.2 million rentable square feet leased to 82 different tenants.

Our strategy is to invest in single- and multi-tenant Class B industrial properties located primarily in secondary markets across the U.S.; however, we may make opportunistic acquisitions of Class A industrial properties or industrial properties located in primary markets. We seek to generate attractive risk-adjusted returns for our stockholders through a combination of dividends and capital appreciation.

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

Occupancy Rates.    As of December 31, 2017, the Company Portfolio was approximately 96.5% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2018 through to December 31, 2020, an aggregate of 52.8% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

We have historically been able to quickly and efficiently lease vacant space in the Company Portfolio. During 2016 and 2017, leases for space totaling 506,275 square feet (5.5% of the Company Portfolio) either was subject to renewal or expired. Approximately 95% of the expired space was renewed and an additional 50,061 square feet was leased long term with new tenants. At December 31, 2017, the vacancy rate of the Company Portfolio was 3.5% factoring in the vacancy rate associated with the properties acquired in the third and fourth quarter of 2017.

Address	Metro	Status	Tenant	Start Date	Square Feet Expired	Square Feet Leased/ Renewed	Portfolio Vacancy	Portfolio Percent Vacant
6075 E Shelby	Memphis	Renewal	Dollar Tree	1/1/2016	20,400	20,400	84,894	2.10%
1755 Enterprise	Cleveland	Renewal	Technoform	3/1/2016	53,970	53,970	84,894	2.10%
4115 Thunderbird	Cincinnati	Renewal	Worldpac	4/1/2016	70,000	70,000	84,894	2.10%
6005 E Shelby	Memphis	New	Impact Innovations	6/9/2016		41,040	43,854	1.10%
6005 E Shelby	Memphis	Renewal	Libra Resources	8/1/2016	13,680	13,680	43,854	1.10%
6075 E Shelby	Memphis	New	Impact Innovations	9/13/2016		21,153	22,701	0.60%
8273 Green Meadows	Columbus	New	Signcaster Corporation	11/1/2016		19,473	3,228	0.10%
6005 E Shelby	Memphis	Expired	Impact Innovations	11/30/2016	41,040		44,268	1.10%
6075 E Shelby	Memphis	Expired	Impact Innovations	11/30/2016	21,153		65,421	1.60%
6045 E Shelby	Memphis	Renewal	RR Donnelly	10/30/2016	11,352	11,352	65,421	1.60%
6075 E Shelby	Memphis	Renewal	Dollar Tree	1/1/2017	20,400	20,400	65,421	1.60%
2401 Commerce	Chicago	Renewal	VW Credit	1/1/2017	18,309	18,309	65,421	1.60%
3490 Stern	Chicago	Renewal	Colony Displays	1/1/2017	146,798	146,798	65,421	1.60%
4 East Stow Rd	Philadelphia	New	Telissa R. Lindsey	2/18/2017		3,228	62,193	1.60%
6005 E Shelby	Memphis	Expired	Libra Resources	7/31/2017	13,680		75,873	2.00%
Vacancy associated with Q3 Acquisitions							216,762	3.80%
6005 E Shelby	Memphis	New	Discount Comic Books	9/15/2017		41,040	175,722	3.00%
Vacancy associated with Q4 Acquisitions							295,531	3.2%
4 East Stow Road	Philadelphia	Downsize	ReverTech/Selectron	10/1/17	75,493	49,172	321,852	3.5%
					506,275	530,015

During the years ended December 31, 2016 and 2017, we negotiated 12 leases with durations in excess of six months encompassing 459,690 square feet and negotiated one lease with a duration of less than six months encompassing 21,153 square feet. Renewed leases made up 79.4% of the square footage covered by the 12 leases in excess of 6 months, and the rent under the renewed leases increased an average of 5.3% over the prior leases.  Leases to new tenants comprised the other 20.6% of the square footage covered by the 12 leases in excess of 6 months, and the rent under the new leases increase an average of 48.7% over the prior leases. The rental rates under the 12 leases in excess of 6 months entered into during 2016 and 2017, increased by an average of 10.3% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the years 2016 and 2017.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2016	Renewals	169,402	73.7%	$3.69	$3.83	3.8%	$0.29	$0.13
	New Leases	60,513	26.3%	$1.90	$2.98	57.1%	$0.34	$0.26
	Total	229,915	100.0%	$3.22	$3.61	12.1%	$0.31	$0.16

2017	Renewals	234,679	84.1%	$4.25	$4.51	6.2%	$0.07	$0.13
	New Leases	44,268	15.9%	2.16	$3.00	38.7	$0.45	$0.38
	Total	278,947	100.0%	$3.70	$4.11	11.2%	$0.17	$0.20

Total	Renewals	404,081	79.4%	$4.01	$4.23	5.3%	$0.17	$0.13
	New Leases	104,781	20.6%	$2.01	$2.99	48.7%	$0.39	$0.31
	Total	508,862	100.0%	$3.60	$3.97	10.3%	$0.21	$0.17

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

General and Administrative Expenses

As a newly public company, we expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act. In addition, we anticipate that our staffing levels will increase slightly from eleven employees as of the date of this annual report on Form 10-K to between 12 and 14 employees during the 12 to 24 months following December 31, 2017 and, as a result, our general and administrative expenses will increase further.

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

We believe our most critical accounting policies are the regular evaluation of whether the value of a real estate asset has been impaired and accounting for acquisitions. Each of these items involves estimates that require management to make judgments that are subjective in nature. We rely on our experience, we collect historical data and current market data, and we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, impairment of long-lived assets, stock-based compensation and its common stock warrants liability.These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Going Concern

In accordance with ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”), we have evaluated our ability to continue as a going concern. Our financial statements for the years ended December 31, 2016 and 2015 included in the prospectus dated June 8, 2017, included a statement indicating substantial doubt with regard to our ability to continue as a going concern. The net proceeds of our initial listed public offering in June 2017 and our Series A Preferred Stock offering in October 2017 have fully addressed our working capital needs. Our consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Cash

We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2017, we had not realized any losses in such cash accounts and believe that we are not exposed to any significant risk of loss.

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

Capitalization of Costs and Depreciation and Amortization

We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. We also capitalize costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets. Upon our adoption of ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business, all acquisitions made subsequent to June 30, 2017 will generally be accounted for as asset acquisitions. As such all acquisition costs incurred as part of the purchase of real estate property acquisitions will be capitalized. Acquisition costs incurred as part of our real estate property prior to July 1, 2017 were expensed as acquisition costs.

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

Results of Operations (amounts in thousands)

Year Ended December 31, 2017 Compared to December 31, 2016

	Same Store Portfolio				Acquisitions				Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Change		Year ended December 31,		Change
	2017	2016	$	%	2017	2016	$	%	2017	2016	$	%
Revenue:
Rental revenue	14,566	14,508	58	0.4%	3,806	-	3,806	nm	18,372	14,508	3,864	26.6%
Tenant recoveries	5,395	5,150	245	4.8%	1,048	-	1,048	nm	6,443	5,150	1,293	25.1%
Total operating revenues	19,961	19,658	303	1.5%	4,854	-	4,854	nm	24,815	19,658	5,157	26.2%

Property expenses	6,603	5,927	676	11.4%	1,602	-	1,602	nm	8,205	5,927	2,278	38.4%
Depreciation and amortization									13,998	11,674	2,324	19.9%
General and administrative									5,189	3,709	1,480	39.9%
Acquisition costs									103	33	70	212.1%
Total operating expenses									27,495	21,343	6,152	28.8%

Operating loss									(2,680)	(1,685)	(995)	59.1%

Other income (expense):
Interest expense									(11,581)	(40,679)	29,098	-71.5%
Gain on disposition of equity investment									231	2,846	(2,615)	-91.9%
Other revenue									3	230	(227)	-98.7%
Total other income (expense)									(11,347)	(37,603)	26,256	-69.8%

Net loss									(14,027)	(39,288)	25,261	-64.3%

Rental Revenue: Rental revenue increased by approximately $3,864 to $18,372 for the year ended December 31, 2017 as compared to $14,508 for the year ended December 31, 2016. The increase was primarily related to rental revenue from the acquired properties from the date of acquisition in 2017 of $3,806 and an increase of $58 from same store properties primarily driven by an increase of base rent of $268 offset by a decrease in straight-line rent adjustment of $198 for the year ended December 31, 2017.

Tenant recoveries: Tenant recoveries increased by approximately $1,293 to $6,443 for the year ended December 31, 2017 as compared to $5,150 for the year ended December 31, 2016. The increase was primarily related to tenant recoveries from the acquisitions made during 2017 of $1,048 and an increase in tenant recoveries of $245 from same store properties for the year ended December 31, 2017.

Property Expenses:  Property expenses increased $2,278 for the year ended December 31, 2017 to $8,205 as compared to $5,927 for the year ended December 31, 2016 primarily for expenses related to the new property acquisitions of $1,602. Operating expense for the same store properties increased approximately $676 primarily due to an increase in real estate taxes and grounds and landscaping maintenance of $510 and $115, respectively.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $2,324 to approximately $13,998 for the year ended December 31, 2017 as compared to $11,674 for the year ended December 31, 2016, primarily due to the addition of the new property acquisitions of $2,666 offset by lower depreciation and amortization expense for the same store properties of $342.

General and Administrative: General and administrative expenses increased approximately $1,480 to $5,189 for the year ended December 31, 2017 as compared to $3,709 for the year ended December 31, 2016. The increase is attributable primarily to an increase in accounting, legal and other professional expenses costs of $1,285 which included one-time non-capitalizable related transaction costs such as 3-14 audit fees of $83 and $127 in valuation work associated with our acquisition activity, tax fees for 20 LLC of $227 and non-capitalizable transaction legal costs $375, non-cash stock compensation of $435, offset partially by decreased Directors and Officers Insurance of $370 due to purchase of “Run of Coverage” in 2016 and occupancy costs of $67.

Acquisition Expenses:  Acquisition costs increased $70 to $103 for the year ended December 31, 2017 as compared to $33 for the year ended December 31, 2016. Acquisition expenses for the years ended December 31, 2017 and 2016 included costs for acquisitions we decided not to pursue.

Interest Expense: Interest expense decreased by approximately $29,098 to $11,581 for the year ended December 31, 2017, as compared to $40,679 for the year ended December 31, 2016. The decrease was due to the refinancing of the Company’s debt throughout 2017. The schedule below is a comparative analysis of the components of interest expense for the years ended December 31, 2017 and 2016. For more information about our 2017 financing transactions, see Note 7 to our consolidated audited financial statements for the year ended December 31, 2017 included elsewhere in this annual report.

	Year Ended December 31,
	2017	2016

Accrued Interest Payments	$1,531	$14,428
Accretion of Prior Senior Loan Discount	—	419
Accretion of Financing Fees	868	113
Default Interest	—	18,730
Total accretion of interest and deferred interest	2,399	33,690
Cash Interest Paid	9,182	6,989
Total interest expense	$11,581	$40,679

Gain on disposition of equity investment: Gain on disposition of equity investment represents amounts received in excess of our basis for an equity investment in real estate liquidated in 2016. In 2016, we recognized gain of $2,846 on the disposition of the property held in the joint venture. The gain in the amount of $231 in 2017 represented final settlement of the joint venture.

Other income: Other income represents interest income and net income received from joint ventures. The decrease in other income by $227 to $3 for the year ended December 31, 2017, as compared to $230 for the year ended December 31, 2016 was due to the disposition of the property held in the joint venture.

Non-GAAP Financial Measures

In this annual report on Form 10-K, we disclose NOI, EBITDA, FFO and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result, we are required to include in this report a statement of why management believes that presentation of these measures provides useful information to investors.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2017	2016

NOI:
Net loss	$(14,027)	$(39,288)
General and administrative	5,189	3,709
Acquisition expense	103	33
Interest expense	11,581	40,679
Depreciation and amortization	13,998	11,674
Other income	(234)	(3,076)
NOI	$16,610	$13,731

We believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. The following table sets forth a reconciliation of our historical net loss to EBITDA for the periods presented.

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2017	2016

Net loss	$(14,027)	$(39,288)
Depreciation and amortization	13,998	11,674
Interest expense	11,581	40,679
EBITDA	$11,552	$13,065

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT, definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, depreciation and amortization of real estate assets, impairment losses and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO (in accordance with the NAREIT definition) as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2017	2016

Net loss	$(14,027)	$(39,288)
Depreciation and amortization	13,998	11,674
Gain on disposition of equity investment	(231)	(2,846)
Adjustment for unconsolidated joint ventures	—	452
FFO	$(260)	$(30,008)
Preferred stock dividends	(723)	—
FFO available to common stockholders and unit holders	$(983)	$(30,008)

AFFO

Adjusted funds from operation, or AFFO, is presented in addition to FFO. AFFO is defined as FFO, excluding certain non-cash operating revenues and expenses, acquisition and transaction related costs for transactions not completed and recurring capitalized expenditures. Recurring capitalized expenditures includes expenditures required to maintain and re-tenant our properties, tenant improvements and leasing commissions. AFFO further adjusts FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, impairment losses, non-cash equity compensation and non-cash interest expense.

We believe AFFO provides a useful supplemental measure of our operating performance because it provides a consistent comparison of our operating performance across time periods that is comparable for each type of real estate investment and is consistent with management’s analysis of the operating performance of our properties. As a result, we believe that the use of AFFO, together with the required GAAP presentations, provide a more complete understanding of our operating performance.

As with FFO, our reported AFFO may not be comparable to other REITs’ AFFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of FFO to AFFO.

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2017	2016

FFO	$(260)	$(30,008)
Deferred finance fee amortization	868	113
Acquisition costs	103	33
Non-cash interest expense	1,531	33,577
Stock compensation	435	—
Distributions	—	337
Preferred stock dividend	(723)	—
Straight line rent	(191)	(287)
Above/below market lease rents	(423)	(355)
Recurring capital expenditures	(522)	(502)
AFFO (1)	$818	$2,908

_______________

(1)	Excludes non-recurring capital expenditures of $1,272 and $458 for the years ended December 31, 2017 and 2016, respectively.

Cash Flow

A summary of our cash flows for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended
	2017	2016
Net cash provided by operating activities	$7,581	$220
Net cash used in investing activities	$(173,891)	$(1,632)
Net cash provided by financing activities	$178,284	$1,655

Operating Activities:  Net cash provided by operating activities for the year ended December 31, 2017 increased approximately $7,361 compared to the year ended December 31, 2016 primarily due to an increase in accounts payable and accrued expenses and depreciation expense, offset by a decrease in deferred interest during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Investing Activities:  Net cash used in investing activities for the year ended December 31, 2017 increased approximately $172,259 compared to the year ended December 31, 2016 primarily due to the acquisitions of real estate properties, offset by the proceeds from the 2016 joint venture sale.

Financing Activities:   Net cash provided by financing activities for the year ended December 31, 2017 increased approximately $176,629 due to the net cash proceeds of $52,559 from our Offering, net borrowings under our line of credit in the amount of $21,325, proceeds from the MWG portfolio loan of $79,800, net cash proceeds from the Company’s issuance of Series A Preferred stock of $48,931, partially offset by the repayment of the preferred member interest of $20,000 as well as dividends paid of $1,755 and debt issuance costs of $2,576.

Liquidity and Capital Resources

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

In addition, we will require funds for future dividends required to be paid on our Series A Preferred Stock.

We intend to satisfy our short-term liquidity requirements through our existing cash, cash flow from operating activities and the net proceeds of any potential future offerings.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, future issuances of equity and debt securities, property dispositions and joint venture transactions, and, in connection with acquisitions of additional properties, the issuance of OP units.

Existing Indebtedness

AIG Loan

On October 17, 2016, certain indirect subsidiaries of our operating partnership entered into a senior secured loan agreement with investment entities managed by AIG Asset Management, or the AIG Loan Agreement, which provides for a loan of $120 million, or the AIG Loan, bearing interest at 4.08% per annum, and a seven-year term maturing in October, 2023. As of December 31, 2017, there was $120 million outstanding under the AIG Loan Agreement. The AIG Loan Agreement provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period. Our operating partnership used the net proceeds of the AIG Loan to partially repay the outstanding principal and accrued interest under our then-existing senior secured loan agreement with Torchlight. As of December 31, 2017, we are in compliance with all covenants under the AIG Loan Agreement.

The borrowings under the AIG Loan Agreement are secured by first lien mortgages on the 20 properties held by wholly-owned subsidiaries of Plymouth Industrial 20, LLC. The obligations under the AIG Loan Agreement are also guaranteed by our company and certain of our operating partnership’s wholly-owned subsidiaries.

Torchlight Mezzanine Loan

On October 17, 2016, Plymouth Industrial 20, a subsidiary of our operating partnership, entered into a mezzanine loan agreement, or the Torchlight Mezzanine Loan Agreement, with Torchlight, which provides for a loan of $30 million, or the Torchlight Mezzanine Loan. The Torchlight Mezzanine Loan has a seven-year term maturing in October, 2023 and bears interest at 15% per annum, of which 7% percent is paid currently during the first four years of the term and 10% is paid for the remainder of the term. The Torchlight Mezzanine Loan requires Plymouth Industrial 20 to pay a repayment premium equal to the difference between (x) the sum of 150% of the principal being repaid (excluding accrued interest) and (y) the sum of the actual principal amount being repaid and current and accrued interest paid through the date of repayment. This repayment feature operates as a prepayment feature since the difference will be zero at maturity. The borrowings under the Torchlight Mezzanine Loan are secured by, among other things, pledges of the equity interest in Plymouth Industrial 20 and each of its property-owning subsidiaries. The proceeds of the Torchlight Mezzanine Loan were used to partially repay the outstanding principal and accrued interest under our then-existing senior secured loan agreement. As of December 31, 2017, there was $30 million outstanding under the Torchlight Mezzanine Loan.

KeyBank Credit Agreement

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

The Line of Credit Agreement requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type. The Company is in compliance with all covenants at December 31, 2017. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company guarantee for the payment of all indebtedness under the Secured Line of Credit Agreement. Borrowings outstanding amounted to $21,325 at December 31, 2017. Borrowings available under the Line of Credit Agreement amounted to $12,435, net of an outstanding letter of credit totaling $93, at December 31, 2017.

MWG Portfolio Secured Term Loan

On November 30, 2017, certain of our indirect subsidiaries entered into a loan agreement, the MWG Loan Agreement, with Special Situations Investing Group II, LLC, as lender and agent, which provides for a loan of $79.8 million, bearing interest for the first year at a rate per annum equal to LIBOR plus 3.10% and for the second year at a rate per annum equal to LIBOR plus 3.35%. The MWG Loan Agreement matures in November 2019 and has one, 12-month extension option, subject to certain conditions. The borrowings under the MWG Loan Agreement are secured by first lien mortgages on the 15 properties held by wholly-owned subsidiaries of Plymouth MWG Holdings, LLC. In addition, the obligations under the Loan Agreement are guaranteed by the company and certain of our operating partnership’s wholly-owned subsidiaries.

The MWG Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type. The MWG Loan Agreement also contains financial covenants that require the borrowers to maintain a minimum ratio of net cash flow to the outstanding principal balance under the loan agreement.

In the event of a default by the Borrowers, the agent may declare all obligations under the MWG Loan Agreement immediately due and payable and enforce any and all rights of the lender or the agent under the MWG Loan Agreement and related documents. As of December 31, 2017, there was $79.8 million outstanding under the MWG Loan Agreement.

Contractual Obligations and Commitments

The following table sets forth our principal obligations and commitments as of December 31, 2017:

Future Minimum Rents

($ in thousands)

Corporate Office	2018	$359
	2019	$378
	2020	$385
	2021	$393
	2022	$401
	Thereafter	$925

In addition to the contractual obligations set forth in the table above, we have entered into employment agreements with certain of our executive officers. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $200 to $300 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

We also enter into contracts for maintenance and other services at certain properties from time to time.

Redeemable Preferred Member Interests

On October 17, 2016, and in connection with its refinancing of its Senior Loan with Torchlight, the Company issued Torchlight a 99.5% redeemable preferred member interest in 20 LLC in exchange for $30,553.  The redeemable preferred member interest was redeemed in full as of June 14, 2017. The redemption resulted in elimination of the non-controlling interest and an adjustment to equity (deficit) in the amount of $56,795. An adjustment to the redemption price in the first quarter of 2017 was deemed a non-cash capital contribution in the amount of $1,019.

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

Recently Issued Accounting Standards

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing in this annual report on Form 10-K, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

This disclosure has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information with respect to this Item 8 is hereby incorporated by reference from our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

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

In connection with the preparation of this Form 10-K, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. As described below, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result our management has concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective.

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

As of December 31, 2017, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective.

The specific material weaknesses that management identified in our internal controls as of December 31, 2017 is as follows:

•	Due to limited financial and accounting resources the Company has not sufficiently documented procedures and risk assessment analysis or fully tested existing controls to meet the requirements of COSO’s 2013 framework.

Company’s management concluded that in light of the material weakness described above, our Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on the criteria set forth in the 2013 framework issued by the COSO.

(c) Remediation

In order to remediate this deficiency, during the fourth quarter of 2017 the Company initiated a full review and evaluation of key processes, procedures and completion of documentation that can be monitored and tested independently. Management expects the remediation activities to be completed in 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2018, in connection with our 2018 annual meeting of stockholders to be held on June 29, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2018, in connection with our 2018 annual meeting of stockholders to be held on June 29, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2018, in connection with our 2018 annual meeting of stockholders to be held on June 29, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2018, in connection with our 2018 annual meeting of stockholders to be held on June 29, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2018, in connection with our 2018 annual meeting of stockholders to be held on June 29, 2018.

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

(c) Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-173048) filed on September 10, 2014)
3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-19748) filed on June 1, 2017)
3.4	Articles Supplementary designating the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-381061) filed on October 23, 2017)
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
10.2	Amended and Restated Plymouth Industrial REIT, Inc. and Plymouth Industrial OP LP 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on June 1, 2017)†
10.3	Employment Agreement with Jeffrey E. Witherell, dated as of April 28, 2017 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)†
10.4	Employment Agreement with Pendleton P. White, Jr., dated as of April 28, 2017 (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)†
10.5	Employment Agreement with Daniel C. Wright, dated as of April 28, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)†
10.6	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)
10.7	Limited Liability Company Agreement of Plymouth Industrial 20 LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.8	Amended and Restated Promissory Note (AGLIC), dated November 18, 2016, in the original principal amount of $66,240,000.00, made payable to the order of AGLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.9	Amended and Restated Promissory Note (AHAC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of AHAC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.10	Amended and Restated Promissory Note (NUFIC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of NUFIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.11	Amended and Restated Promissory Note (USLIC), dated November 18, 2016, in the original principal amount of $9,960,000.00, made payable to the order of USLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (file No. 333-196798) filed on March 29, 2017)
10.12	Loan Agreement, dated October 17, 2016, by and among American General Life Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA. and The United States Life Insurance Company in the City of New York, collectively as Lender, and the Borrowers named therein. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.13	Mezzanine Loan Agreement, dated as of October 17, 2016, by and between DOF IV REIT Holdings, LLC, as Lender, and Plymouth Industrial 20, LLC, as Borrower. (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.14	$30,000,000 Promissory Note made payable to DOF IV REIT Holdings, LLC by Plymouth Industrial 20, LLC. (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.16	Warrant Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)

Exhibit
Number	Description
10.17	Stockholders Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.18	Credit Agreement, dated as of August 11, 2017, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2017
10.19	Contribution Agreement, dated as of July 27, 2017, by and between 3035 North Shadeland Associates Limited Partnership and Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 1, 2017
10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of June 19, 2017, by and between Sellers: REW, L.L.C. and W Partners, LLC and Buyer: Plymouth Industrial REIT (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on July 21, 2017
10.21	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP LP designating the terms of the Series A Preferred Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017).
10.22	Agreement of Purchase and Sale, dated as of November 10, 2017, by and among Plymouth Industrial REIT, Inc. and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 29, 2017)
10.23	Reinstatement of and Amendment to Agreement of Purchase and Sale, dated as of November 22, 2017, by and among Plymouth Industrial REIT, Inc. and BIGS Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 29, 2017)
10.24	Loan Agreement, dated as of November 30, 2017, by and among Special Situations Investing Group II LLC, as lender and agent, and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 4, 2017)
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance*

101.XSD	XBRL Schema*

101.CAL	XBRL Calculation*

101.DEF	XBRL Definition*

101.LAB	XBRL Label*

101.PRE	XBRL Presentation*

________________

* Filed herewith.

† Management contract or compensatiopn plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLYMOUTH INDUSTRIAL REIT, INC.

By:	/s/ Jeffrey E. Witherell
	Name:	Jeffrey E. Witherell
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Jeffrey E. Witherell

/s/ Daniel C. Wright	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2018
Daniel C. Wright

/s/ Pendleton P. White, Jr.	President, Chief Investment Officer and Director	March 8, 2018
Pendleton P. White, Jr.

/s/ Martin Barber	Director	March 8, 2018
Martin Barber

/s/ Philip S. Cottone	Director	March 8, 2018
Philip S. Cottone

/s/ Richard DeAgazio	Director	March 8, 2018
Richard DeAgazio

/s/ David G. Gaw	Director	March 8, 2018
David G. Gaw

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Plymouth Industrial REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in preferred stock and equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 8, 2018

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Real estate properties	$303,402	$139,086
Less Accumulated depreciation	(25,013)	(16,027)
Real estate properties, net	278,389	123,059

Cash	12,915	941
Restricted cash	1,174	6,353
Cash held in escrow	5,074	2,907
Deferred lease intangibles, net	27,619	10,533
Other assets	4,782	1,953
Total assets	$329,953	$145,746

Liabilities, Series A preferred stock and equity
Liabilities:
Secured mortgage debt, net	$195,431	$116,053
Mezzanine debt to investor, net	29,364	29,262
Borrowings under line of credit, net	20,837	—
Deferred interest	1,357	207
Accounts payable, accrued expenses and other liabilities	16,015	5,352
Deferred lease intangibles, net	6,807	1,405
Redeemable preferred member interest in subsidiary	—	31,043
Total liabilities	269,811	183,322
Commitments and contingencies (Note 14)

Preferred stock, Series A; $0.01 par value, 100,000,000 shares authorized; 2,040,000 and no shares issued and outstanding at December 31, 2017 and 2016, respectively (aggregate liquidation preference of $51,000 at December 31, 2017)	48,931	—

Equity (deficit):
Common stock, $0.01 par value: 900,000,000 shares authorized; 3,819,201 and 331,965 shares issued and outstanding at December 31, 2017 and 2016, respectively	39	3
Additional paid in capital	123,270	12,477
Accumulated deficit	(119,213)	(110,506)
Total stockholders' equity (deficit)	4,096	(98,026)
Non-controlling interest	7,115	60,450
Total equity (deficit)	11,211	(37,576)
Total liabilities, Series A preferred stock and equity	$329,953	$145,746

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016
Rental revenue	$18,372	$14,508
Tenant recoveries	6,443	5,150
Other revenue	3	230
Total revenues	24,818	19,888

Operating expenses:
Property	8,205	5,927
Depreciation and amortization	13,998	11,674
General and administrative	5,189	3,709
Acquisition costs	103	33
Total operating expenses	27,495	21,343

Operating loss	(2,677)	(1,455)

Other income (expense):
Gain on disposition of equity investment	231	2,846
Interest expense	(11,581)	(40,679)
Total other expense, net	(11,350)	(37,833)

Net loss	(14,027)	(39,288)
Less: loss attributable to non-controlling interest	(5,320)	(2,301)
Net loss attributable to Plymouth Industrial REIT, Inc.	(8,707)	(36,987)
Less: Series A preferred stock dividends	723	—
Less: amount allocated to participating securities	128	—
Net loss attributable to common stockholders	$(9,558)	$(36,987)
Net loss per share attributable to common stockholders	$(4.45)	$(111.42)

Weighted-average common shares outstanding basic and diluted	2,149,977	331,965

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2016 AND 2017

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance January 1, 2016			331,965	3	12,477	(73,519)	(61,039)	—	(61,039)
Non-cash capital contribution by investor in connection with extinguishment of debt			—	—	—	—	—	62,751	62,751
Net loss						(36,987)	(36,987)	(2,301)	(39,288)
Balance December 31, 2016			331,965	$3	$12,477	$(110,506)	$(98,026)	$60,450	$(37,576)
Non cash capital contribution by investor related to Redemption of redeemable preferred interest			—	—	—	—	—	1,019	1,019
Proceeds from sale of preferred stock, net of offering costs of $2,069	2,040,000	48,931				—	—	—	—
Proceeds from sale of common stock, net of $5,581 of offering costs			3,060,000	31	52,528	—	52,559	—	52,559
Shares issued in private placement for redemption of redeemable preferred interest			263,158	3	4,997	—	5,000	—	5,000
Warrants issued to acquire 250,000 shares at $23 per share			—	—	(140)	—	(140)	—	(140)
Restricted shares issued			164,078	2	(2)	—	—	—	—
Stock based compensation			—	—	435	—	435	—	435
Dividends and distributions			—	—	(3,820)	—	(3,820)	(246)	(4,066)
Issuance of partnership units			—	—	—	—	—	8,007	8,007
Net loss			—	—	—	(8,707)	(8,707)	(5,320)	(14,027)
Redemption of non-controlling interest related to redeemable preferred interest	—	—	—	—	56,795	—	56,795	(56,795)	—
Balance, December 31, 2017	2,040,000	$48,931	3,819,201	$39	$123,270	$(119,213)	$4,096	$7,115	$11,211

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Operating activities
Net loss	$(14,027)	$(39,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,998	11,674
Straight line rent adjustment	(191)	(287)
Intangible amortization in rental revenue, net	(423)	(355)
Change in fair value of warrant derivative	20	—
Equity investment income	—	(230)
Gain on disposition of equity investment	(231)	(2,846)
Accretion of interest and deferred interest	2,399	33,690
Equity based compensation	435	—
Changes in operating assets and liabilities:
Restricted cash	(403)	(14)
Cash held in escrow	(120)	(1,658)
Other assets	(2,638)	(530)
Deferred leasing costs	(70)	(110)
Accounts payable, accrued expenses and other liabilities	8,832	174
Net cash provided by operating activities	7,581	220
Investing activities
Proceeds on disposition of joint ventures	231	5,582
Acquisition of properties	(170,788)	—
Real estate improvements	(1,287)	(850)
Restricted cash for real estate improvements	—	(5,596)
Cash held in escrow for real estate improvements	(2,047)	(1,249)
Distributions from investment in joint ventures	—	481
Net cash used in investing activities	(173,891)	(1,632)
Financing activities
Proceeds from issuance of secured debt	79,800	120,000
Repayment of secured debt	—	(114,447)
Proceeds from credit facility	33,825	—
Repayment of credit facility	(12,500)	—
Debt issuance costs	(2,576)	(3,898)
Proceeds from issuance of common stock, net	52,559	—
Proceeds from issuance of preferred stock, net	48,931	—
Redemption of Preferred Member Interest	(20,000)	—
Dividends paid	(1,755)	—
Net cash provided by financing activities	178,284	1,655
Net increase in cash	11,974	243
Cash at beginning of year	941	698
Cash at end of year	$12,915	$941
Supplemental Cash Flow Disclosures:
Interest paid	$9,182	$6,989
Supplemental Non-Cash Investing and Financing Activities:
Application of restricted cash to redemption of non-controlling interest	$5,582	$—
Non cash capital contribution by investor related to adjustment of Redemption Price of redeemable preferred interest	$1,019	$—
Shares issued in Private Placement for Redemption of Redeemable Preferred Interest	$5,000	$—
Dividends declared included in dividends payable	$2,153	$—
Distribution payable - to non-controlling interest holder	$158	$—
Warrants issued	$140	$—
Redemption of non-controlling interest related to preferred interest	$56,795	$—
Issuance of partnership units in exchange for acquisition of property	$8,007	$—
Fixed asset acquisitions included in accounts payables, accrued expenses and other liabilities	$437	$—
Issuance of redeemable preferred member interest	$—	$30,553
Issuance of mezzanine debt to existing investor	$—	$30,000
Non-cash capital contribution by investor upon extinguishment of debt	$—	$62,751
Accrued debt issuance costs	$—	900

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company is focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S.  As of December 31, 2017, the Company through its subsidiaries owns 49 industrial properties comprising approximately 9.2 million square feet.

The Company completed its initial public offering (IPO) of common stock (Offering) on June 14, 2017, which resulted in the issuance of 3,060,000 shares of common stock, including 160,000 shares of the underwriters’ over-allotment exercised on July 12, 2017, at $19.00 per share in exchange for gross proceeds of $58,140 and $52,559, net of offering costs. The Company utilized a portion of the proceeds from the Offering to redeem $20,000 of $25,000 non-controlling interest held by Torchlight. The Company issued 263,158 shares at $19.00 per share issued in a private placement with Torchlight, which occurred contemporaneously with the Offering, for the redemption of the remaining $5,000 non-controlling interest.

On October 25, 2017, the Company completed the offering of 2,040,000 shares of Series A Preferred Stock, including 240,000 shares of the underwriter’s over-allotment exercised on November 13, 2017, in exchange for net proceeds of $48,931. The Company used substantially all of the proceeds to acquire the industrial properties described in Note 5. The accompanying consolidated financial statements include the following entities:

Name	Relationship	Formation

Plymouth Industrial REIT, Inc.	Parent	2011
Plymouth Industrial OP LP	90.5%-owned subsidiary*	2011
Plymouth Industrial 20 Financial LLC	Wholly-owned subsidiary	2016
Plymouth Industrial 20 LLC (20 LLC)	Wholly-owned subsidiary *	2016
20 individual property LLCs	Wholly-owned subsidiary *	2014
Plymouth MWG Holdings LLC	Wholly-owned subsidiary	2017
23 individual property LLCs	Wholly-owned subsidiary	2017

* See note 10 for discussion of non-controlling interests.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Reclassifications

Certain reclassifications have been made in the 2016 consolidated financial statements to conform to the 2017 presentation. These reclassifications have no effect on 2016 consolidated net loss.

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

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company’s 2016 financial statements included a statement indicating substantial doubt with regard to the Company’s ability to continue as a going concern as of December 31, 2016. The Company believes that the net proceeds of the Offering along with the net proceeds from the issuance of the Series A Preferred Stock, and borrowings of $12,435 available under the line of credit have removed substantial doubt about the Company's ability to continue as a going concern.

The Company believes the cash on hand at December 31, 2017, available borrowings under its line of credit and cash expected to be provided by future operating activities will allow the Company to meet its obligations through March 31, 2019.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation – Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and policy elections on the impact for forfeitures. The Company adopted ASU 2016-09 in fiscal year 2017 and its adoption had no material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations, and plans to adopt this standard effective January 1, 2019.

At December 31, 2017, we have one office space lease that will require us to measure and record a right-of-use asset and a lease liability upon adoption of the standard. The Company is in the process of evaluating the impact of this pronouncement on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The ASU requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Company will adopt this standard effective January 1, 2018. The Company has determined the impact of adopting ASU 2016-18 will result in the inclusion of restricted cash in total cash and in the determination of changes in cash in its statements of cash flows. The presentation of restricted cash on the balance sheet will remain the same. Restricted cash amounted to $1,174 at December 31, 2017.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Key differences between business combinations and asset acquisitions include: Transaction costs are capitalized in an asset acquisition but expensed in a business combination. Identifiable assets, liabilities assumed and any non-controlling interests are generally recognized and measured as of the acquisition date at fair value in a business combination, but are measured by allocating the cost of the acquisition on a relative fair value basis in an asset acquisition. Public business entities should apply the amendments to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted ASU 2017-01 for acquisitions subsequent to June 30, 2017. Acquisition costs capitalized since adoption of ASU 2017-01 for the year ending December 31, 2017 was approximately $5,470.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, which provides updated guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting under the topic. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years with early adoption permitted, and should be applied prospectively to an award modified on or after the adoption date. The Company will adopt this standard effective January 1, 2018. The adoption of ASU 2017-09 is not expected to materially impact the Company’s consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued additional ASUs which provide practical expedients, technical corrections and clarification of the new standard. ASC 606 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early application is permitted for annual periods beginning after December 15, 2016. ASC 606 permits the use of either the full retrospective transition method or a modified retrospective transition method. We will adopt ASC 606 on January 1, 2018, using the modified retrospective method.

As part of our assessment and implementation of ASC 606, we evaluated each of our revenue streams to determine the sources of revenue that are impacted by ASC 606. We evaluated the impact of ASC 606 on the timing and pattern of revenue recognition and determined there was no change as compared to current accounting practice. Accordingly, we do not expect the adoption of ASC 606 to have a material impact on our consolidated financial statements.

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

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2017 and 2016 the Company did not recognize an allowance for doubtful accounts.

For the years ended December 31, 2017 and 2016, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

For the year ending December 31, 2017 there were no tenants that represented 10% or greater of rental revenue. For the year ended December 31, 2016, there were two tenants, Pier One and Perseus, who represented 10% or greater of rental revenue, 12.7% and 10%, respectively.

Rental revenue and tenant recoveries is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Income from lease	$17,758	$13,866
Straight-line rent adjustment	191	287
Reimbursable expenses	6,443	5,150
Amortization of above market leases	(289)	(178)
Amortization of below market leases	712	533

Total	$24,815	$19,658

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2017 and 2016. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2017, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $160 at December 31, 2017. See Note 8.

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, senior secured debt, mezzanine debt to investor and deferred interest, line of credit, accounts payable and accrued expenses and other current liabilities. The values of these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

Debt Issuance Costs

Debt issuance costs are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the consolidated statements of operations.

Debt issuance costs amounted to $6,475 and $4,799 at December 31, 2017 and 2016, respectively, and related accumulated amortization amounted to $982 and $113 at December 31, 2017 and 2016, respectively. Unamortized debt issuance costs amounted to $5,493 and $4,686 at December 31, 2017 and 2016, respectively.

Stock Based Compensation

The Company grants stock based compensation awards to our employees and directors typically in the form of restricted shares of common stock.  The Company accounts for its stock-based employee compensation in accordance with ASU 2016-09, Compensation — Stock Compensation Improvements to Employee Share-Based Payment Accounting.  The Company measures stock-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period. Forfeitures of unvested shares are recognized in the period the forfeiture occurs.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the years ended December 31, 2017 and 2016.

Earnings per Share

The Company follows the two-class methold when computing net loss per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented.

Consolidation

The Company’s consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company considers the issuance of member interests in entities that hold its properties under the guidance of ASC 360 Property, Plant and Equipment (ASC 360), and ASC 976, Real Estate, (ASC 976) as referenced by ASC 810, Consolidation, (ASC 810). See Note 10.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company has operated in a manner that allows it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure with the intent to hold properties and securities through an Operating Partnership.

The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with the tax year ending December 31, 2012. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that we distribute as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four tax years following the year during which qualification is lost, unless it can obtain relief under certain statutory provisions. Such an event could materially and adversely affect the net income and net cash available for distribution to stockholders. However, the Company intends to continue to operate in a manner that allows it to qualify for treatment as a REIT.

The Company files income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2014 and thereafter. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.

As is more fully described in Note 7, the refinancing transaction that took place on October 17, 2016 resulted in the Company realizing cancellation of indebtedness income of $62,751 for income tax purposes. Cancellation of indebtedness income is includable in the gross income of all taxpayers under the Internal Revenue Code. The inclusion of $62,751 of cancellation of indebtedness income in the Company’s 2016 gross income would potentially result in federal alternative minimum tax and various state and local income taxes.

However, according to the Internal Revenue Code, due to the Company’s insolvency both before and after the debt refinancing transaction, cancellation of indebtedness income is excluded from the gross income of a taxpayer if the taxpayer is insolvent when the discharge takes place. As a condition of excluding cancellation of indebtedness income from the gross income, a taxpayer must reduce certain tax attributes, such as its net operating losses (NOL).

To the extent the Company does not utilize the full amount of the annual federal NOLs, the unused amount may normally be carried forward for 20 years to offset taxable income in future years. The Company had federal NOL carryforwards originating from 2012 through 2016 of approximately $29,224, inclusive of the $62,751 cancellation of indebtedness that took place on October 17, 2016. The Company incurred a federal taxable loss during 2017 of approximately $2,951, resulting in net operating loss carryforwards to 2018 of approximately $32,175.

The Company’s net tax basis of real estate assets amounted to $324,654 and $150,506 as of December 31, 2017 and 2016, respectively.

Real Estate Property Acquisitions

In accordance with Financial Accounting Standards Board, (FASB), ASC 805-10 “Business Combinations”, the assets and liabilities acquired are recorded at their fair values as of the acquisition date. The Company has implemented ASU 2017-01 as of July 2017 and has concluded that the acquisition of properties will be accounted for as an asset acquisition as opposed to a business combination. The significant difference between the two accounting models is that within an acquisition of assets, acquisition costs are capitalized as a cost of the assets, whereas in a business combination acquisition costs are expensed and not included as part of the consideration transferred.

The accounting for real estate property acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired property, the allocation of those cash flows to identifiable intangible assets, and in determining the estimated fair value for assets acquired and liabilities assumed. The amounts allocated to lease intangibles (leases in place, leasing commissions, tenant relationships, and above and below market leases) are based on management’s estimates and assumptions, as well as other information compiled by management, including independent third party analysis and market data and are generally amortized over the remaining life of the related leases excluding renewal options, except in the case of below market fixed rate rent amounts, which are amortized over the applicable renewal period. Such inputs are Level 3 in the fair value hierarchy.

Real Estate and Depreciation

Real estate properties are stated at cost less accumulated depreciation. Depreciation of buildings and other improvements is computed using the straight-line method over the estimated remaining useful lives of the assets, which generally range from 11 to 34 years for buildings and 3 to 13 years for site improvements.  If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

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

Equity Method of Accounting

The Company accounted for its 50.3% investment in a real estate joint venture made in 2013, whose property was sold in 2016, under the equity method of accounting since the Company did not, and does not, control but had the ability to exercise significant influence on the entity. Under the equity method of accounting, the Company recognized its proportional share of net income or loss as determined under GAAP in our results of operations. The Company has no investments accounted for under the equity method of accounting at December 31, 2017. As a result of the sale of the property in 2016 by the joint venture and subsequent liquidation in 2017, the Company recorded a gain on investment of $231 and $2,846 for the years ended December 31, 2017 and 2016, respectively.

Non-controlling Interests

As further discussed in Note 10, the Company has issued non-controlling interests in its subsidiaries. The net loss attributable to the non-controlling interests is presented in the Company’s consolidated results of operations since the date of initial acquisition.

Controlling Interests

The Company determines whether it holds a controlling financial interest in an entity by first evaluating whether it is required to apply the variable interest entity (“VIE”) model to the entity. Where the Company holds current or potential rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives it the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company is the primary beneficiary of that VIE. When changes occur to the design of an entity, the Company reconsiders whether it is subject to the VIE model. The Company continuously evaluates whether it is the primary beneficiary of a consolidated VIE.

To the extent the Company is not required to apply the VIE model, the Company follows the control model for consolidation purposes and considers instances whether its ownership exceeds 50% of the voting rights of the entity and whether other investors have liquidating, kick-out or substantive participating rights.

With respect to in substance real estate transactions, the Company considers guidance of ASC 360 and ASC 976, as referenced by ASC 810, for issuance of membership interests prior to any deconsolidation of assets. See Note 10.

3. Reverse Stock Split

On May 1, 2017, the Company amended its charter and effected a 1-for-4 reverse stock split with respect to all then-outstanding shares of the Company’s common stock. All per share amounts and number of shares in the financial statements and related notes have been retroactively restated to reflect the reverse stock split.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

4. Real Estate Properties

Real estate properties consisted of the following at December 31, 2017 and 2016:

	2017	2016
Land and improvements	$59,797	$18,117
Buildings	221,175	110,142
Site improvements	21,489	10,442
Construction in process	941	385
	303,402	139,086
Less accumulated depreciation	(25,013)	(16,027)
Real estate properties	$278,389	$123,059

Depreciation expense was $8,986 in 2017 and $7,505 in 2016.

5. Acquisition of Properties

The Company made the following acquisitions of properties during the year ended December 31, 2017:

On July 20, 2017 the Company acquired a five-property portfolio of Class A and Class B industrial buildings totaling 667,000 square feet in South Bend, Indiana for approximately $26,000 in cash. The buildings are 100% leased as of December 31, 2017.

On August 11, 2017 the Company acquired two Class B industrial properties in Indianapolis, Indiana, the “Shadeland Portfolio”, totaling approximately 606,871 square feet for approximately $16,875. The purchase price includes approximately $8,868 in cash, and the issuance of 421,438 units of Plymouth’s Operating Partnership at $19.00 per unit for approximately $8,007. The properties are 95% leased as of December 31, 2017.

On August 16, 2017 the Company acquired a Class B industrial property in Columbus, Ohio consisting of 121,440 square feet for approximately $3,700 in cash. The building is 100% leased as of December 31, 2017.

On August 16, 2017 the Company acquired an eight-building portfolio of Class B industrial/flex space in Memphis, Tennessee, for approximately $7,825 totaling approximately 235,000 square feet. The buildings are 52% occupied as of December 31, 2017.

On September 8, 2017 the Company acquired a Class B industrial property in Memphis, Tennessee consisting of 131,904 square feet for approximately $3,700 in cash. The building is 92% leased as of December 31, 2017.

On November 30, 2017 the Company acquired a fifteen-property portfolio of Class B Warehouse/Distribution/Light Manufacturing space located in Illinois and Wisconsin for approximately $99,750 totaling approximately 3,027,987 square feet. The purchase price included approximately $19,950 in cash and approximately $79,800 in proceeds from borrowings under the MWG Loan Agreement described in Note 7. The property portfolio is 96% leased as of December 31, 2017.

On December 21, 2017 the Company acquired a three-property portfolio of Class B industrial buildings totaling 330,361 square feet in Atlanta, Georgia for approximately $11,425 in cash. The buildings are 100% leased as of December 31, 2017.

On December 22, 2017 the Company acquired a Class B industrial property totaling 75,000 square feet in Elgin, Illinois for approximately $4,050 in cash. The property is 100% leased as of December 31, 2017.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

5. Acquisition of Properties (continued)

The allocation of purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their fair values as of the acquisition date is as follows:

Purchase price allocation
Year ended December 31, 2017
Purchase Price
Total Purchase Price
Purchase Price	$173,325
Acquisition Costs	5,470
Total	$178,795

Allocation of Purchase Price
Land	$41,609
Building	109,977
Site Improvements	11,006
Total real estate properties	162,592

Deferred leased intangibles
Above Market Lease Value	991
Lease in Place Value	14,819
Tenant relationships	3,919
Leasing Commissions	2,588
Total deferred lease intangibles	22,317
Deferred lease intangibles-
Below Market Lease Value	(6,114)
Totals	$178,795

6. Deferred Lease Intangibles

Deferred Lease Intangible assets consisted of the following at December 31, 2017 and 2016:

	2017	2016
Above market lease	$2,086	$1,122
Lease in place	26,514	14,289
Tenant relationships	5,811	2,068
Leasing commission	4,948	2,606
Leasing commission after acquisition	327	258
	39,686	20,343
Less Accumulated amortization	(12,067)	(9,810)
Deferred lease intangibles	$27,619	$10,533

Deferred Lease Intangibles liabilities consisted of the following at December 31, 2017 and 2016:

	2017	2016
Below market leases	$8,309	$2,548
Less accumulated amortization	(1,502)	(1,143)
Deferred lease intangibles	$6,807	$1,405

Amortization of above and below market leases was recorded as an adjustment to revenues and amounted to $423 and $355 in 2017 and 2016, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization in the accompanying consolidated statements of operations and amounted to $5,012 and $4,169 in 2017 and 2016, respectively.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

6. Deferred Lease Intangibles (continued)

Projected amortization of deferred lease intangibles for the next five years and thereafter as of December 31, 2017 is as follows:

	Amortization Expense Related to	Net Increase to Rental Income Related to
	Other Intangible Lease Assets	Above and Below Market Lease Amortization
Year	(in thousands)	(in thousands)
2018	$9,372	$1,276
2019	$6,511	$1,247
2020	$4,625	$1,006
2021	$2,349	$675
2022	$1,263	$514
Thereafter	$2,100	$690

7. Borrowing Arrangements

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

As of December 31, 2017 and 2016, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

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

The borrowings amounted to $116,700 and $116,053, net of $3,300 and $3,947 of unamortized debt issuance costs at December 31, 2017 and 2016, respectively.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

7. Borrowing Arrangements (continued)

MWG Portfolio Secured Term Loan

On November 30, 2017, certain of our indirect subsidiaries entered into a loan agreement, the MWG Loan Agreement, with Special Situations Investing Group II, LLC, as lender and agent, which provides for a loan of $79,800, bearing interest for the first year at a rate per annum equal to LIBOR plus 3.10% and for the second year at a rate per annum equal to LIBOR plus 3.35%. The MWG Loan Agreement matures in November, 2019 and has one, 12-month extension option, subject to certain conditions. The borrowings under the MWG Loan Agreement are secured by first lien mortgages on the 15 properties held by wholly-owned subsidiaries of Plymouth MWG Holdings LLC. In addition, the obligations under the Loan Agreement are guaranteed by the company and certain of our operating partnership’s wholly-owned subsidiaries.

The MWG Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The MWG Loan Agreement also contains financial covenants that require the borrowers to maintain a minimum ratio of net cash flow (less management fees) to the outstanding principal balance under the loan agreement of at least 9.0%. In the event of a default by the Borrowers, the agent may declare all obligations under the MWG Loan Agreement immediately due and payable and enforce any and all rights of the lender or the agent under the MWG Loan Agreement and related documents. The Company is in compliance with the respective covenants.

Borrowings outstanding amounted to $78,731, net of unamortized debt issuance costs of $1,069 at December 31, 2017.

$30,000 Mezzanine Loan

20 LLC has entered into a mezzanine loan agreement with Torchlight as partial payment of its prior Senior Loan. The Mezzanine Loan has an original principal amount of $30,000, and bears interest at 15% per annum, of which 7% percent is paid currently during the first four years of the term and 10% is paid for the remainder of the term, and matures in October, 2023. Unpaid interest accrues and is added to the outstanding principal amount of the loan. The Mezzanine Loan requires borrower to pay a prepayment premium equal to the difference between (1) the sum of 150% of the principal being repaid (excluding the accrued interest) and (2) the sum of the actual principal amount being repaid and current and accrued interest paid through the date of repayment. This repayment feature operates as a prepayment feature since the difference between (1) and (2) will be zero at maturity.

As additional consideration for the Mezzanine Loan, 20 LLC granted Torchlight under the Mezzanine Loan, a profit participation in the form of the right to receive 25% of net income and capital proceeds generated by the Company Portfolio following debt service payments and associated costs (the “TL Participation”). The TL Participation was terminated as of June 14, 2017 in consideration of the Company issuing warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a price of $23.00 per share. The warrants have a five-year term and are more fully discussed in Note 8. The profit participation was zero for the years ended December 31, 2017 and 2016.

The borrowings under the Mezzanine Loan are secured by, among other things, pledges of the equity interest in 20 LLC and each of its property-owning subsidiaries.

Borrowings under the Mezzanine Loan amounted to $29,364 and $29,262, net of $636 and $738 of unamortized debt issuance costs at December 31, 2017 and 2016, respectively.

Deferred interest amounted to $1,357 and $207 at December 31, 2017 and 2016, respectively, and is presented separately in the consolidated balance sheets.

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

The Line of Credit Agreement requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at December 31, 2017. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Secured Line of Credit Agreement. Borrowings outstanding amounted to $20,837, net of unamortized debt issuance costs of $488 at December 31, 2017. Borrowings available under the Line of Credit Agreement amounted to $12,435, net of a letter of credit totaling $93, at December 31, 2017.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

7. Borrowing Arrangements (continued)

Principal payments on the Company’s long-term debt due in each of the next five fiscal years and thereafter as of December 31, 2017 are as follows:

Year ending December 31:	Amount
2018	$275
2019	80,033
2020	23,836
2021	2,616
2022	2,724
Thereafter	141,641

8. Common Stock

Common Stock Warrants

On June 14, 2017, the Company issued warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a strike price of $23.00 per share, which expire in 2022.

The warrants were accounted for as a liability on the accompanying consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations.

A roll-forward of the common stock warrants is as follows:

Balance at December 31, 2016	$—
Issuance of common stock warrant	140
Change in fair value	20
Balance at December 31, 2017	$160

The fair value of the warrants is estimated using the Monte-Carlo option-pricing model using the assumptions noted in the following table:

	December 31, 2017	June 14, 2017

Expected volatility	18.9%	19.8%
Expected dividends	7.5%	7.5%
Expected term	4.4 years	5.0 years
Risk-free rate	2.15%	1.75%

Common Stock Dividends

The following table sets forth the common stock distributions that were declared or paid since the completion our initial public offering on June 14, 2017.

2017	Cash Dividends Declared per Share	Aggregate Amount
Second quarter (commencing June 14, 2017 to June 30, 2017)	$0.0650	$238
Third quarter	$0.3750	$1,430
Fourth quarter	$0.3750	$1,430

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

8. Common Stock (continued)

Characterization of Common Stock Dividends (unaudited)

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s common stock for the year ended December 31, 2017. The Company did not pay any dividends prior to its initial public offering on June 14, 2017.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Nondividend Distribution
6/26/2017	7/7/2017	7/31/2017	$ 0.0650	$ -	$ 0.0650
9/14/2017	9/30/2017	10/31/2017	$ 0.3750	$ -	$ 0.3750
12/15/2017	12/29/2017	1/31/2018	$ 0.3750	$ -	$ 0.3750

9. Series A Preferred Stock

In the fourth quarter of 2017, we completed the offering of 2,040,000 shares of Series A Preferred Stock, including 240,000 shares exercised under the underwriter’s over-allotment, at a per share price of $25.00 for net cash proceeds of $48,931. The offering of the Series A Preferred Stock was registered with the Securities and Exchange Commission, or the SEC, pursuant to a registration statement on Form S-11 declared effective on October 18, 2017.

The relevant features of the Series A Preferred Stock are as follows:

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the affairs of the Company, the holders of shares of the Series A Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders before any payment shall be made to the holders of Common Stock, an amount per share equal to $25.00 per share, plus any accrued and unpaid dividends.

Redemption Rights

Holders of the Series A Preferred Stock have the right to require the Company to redeem for cash, their shares of Series A Preferred Stock in the event of a change in control of the Company or a delisting of the Company’s shares. Since this contingent redemption right is outside of the control of the Company, the Company has presented its Series A Preferred Stock as temporary equity.

The Company has the right to redeem the Series A Preferred Stock at its option commencing on December 31, 2022 at $25.00 per share, plus any accrued and unpaid dividends. The Company also has the right to redeem for the shares of Series A Preferred Stock in the event of a change in control of the Company or a delisting of the Company’s shares.

Conversion

The shares of Series A Preferred Stock are not convertible.

Voting Rights

Holders of shares of the Series A Preferred Stock generally do not have any voting rights, except in the event dividends are in arrears for six or more quarterly periods (whether or not consecutive), the number of directors of the Company’s board of directors will automatically be increased by two and holders of shares of Series A Preferred Stock, voting together as a single class with the holders of any other then-outstanding class or series of capital stock ranking on parity with the Series A Preferred Stock upon which like voting rights have been conferred and are exercisable, or collectively, any Voting Preferred Stock and the holders of Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on our board of directors, until all unpaid dividends for past dividend periods shall have been paid in full.

Protective Rights

As long as the shares of Series A Preferred Stock remain outstanding, the Company cannot, without the affirmative vote or consent of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock voting together as a single class with any voting preferred stock, among other things, authorize, create or issue, or increase the number of authorized or issued shares of, any class or series of capital stock ranking senior to the Series A Preferred Stock with respect to payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up, or reclassify any of our authorized capital stock into such capital stock, or create, authorize or issue any obligation or security convertible into or evidencing the right to purchase such capital stock.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

9. Series A Preferred Stock (continued)

Dividend Rights

When, as and if authorized by our board of directors, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends from, and including, the issue date, payable quarterly in arrears on the last day of March, June, September and December of each year, beginning on December 31, 2017 until December 31, 2024, at the rate of 7.5% per annum on the $25.00 liquidation preference per share (equivalent to a fixed annual rate of $1.875 per share (“Initial Rate”)).

On and after December 31, 2024, if any shares of Series A Preferred Stock are outstanding, the Company will pay cumulative cash dividends on each then-outstanding share of Series A Preferred Stock at an annual dividend rate equal to the Initial Rate plus an additional 1.5% of the liquidation preference per annum, which will increase by an additional 1.5% of the liquidation preference per annum on each subsequent December 31 thereafter, subject to a maximum annual dividend rate of 11.5% while the Series A Preferred Stock remains outstanding.

On December 1, 2017, our board of directors declared a regular quarterly cash dividend of $0.46875 per Series A preferred share payable to stockholders of record on December 15, 2017. The initial dividend was pro-rated to $0.3542 to reflect the period commencing October 25, 2017, the original issuance date, and ending December 31, 2017 and was paid on January 2, 2018 in the aggregate amount of $723. The dividend amount of $723 was deposited with the transfer agent as of December 31, 2017.

The following table shows the characterization of the distributions on the Company’s Series A Preferred Stock for the year ended December 31, 2017. The Company did not pay any dividends prior to the offering of its Series A Preferred Stock offering on October 25, 2017.

	Cash Dividends Declared per Share	Annualized Dividend Per Share
2017
Fourth quarter (commencing October 25, 2017 to December 31, 2017)	$0.3542	$1.875

Characterization of Preferred Stock Dividends (unaudited)

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s Series A Preferred Stock for the year ended December 31, 2017. The Company did not pay any dividends prior to the offering of its Series A Preferred Stock offering on October 25, 2017.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Nondividend Distribution
12/1/2017	12/15/2017	1/2/2018	$ 0.3542	$ -	$ 0.3542

10. Non-Controlling Interests

Non-controlling Interests Previously Held by Torchlight

As discussed in Note 1, and in connection with the refinancing of the Company’s debt on October 17, 2016, the Company established the following subsidiaries:

Plymouth Industrial 20 Financial LLC

The REIT through its operating partnership Plymouth Industrial OP, LP is the sole member of Plymouth Industrial 20 Financial LLC.

Plymouth Industrial 20 LLC (20 LLC)

The REIT through Plymouth Industrial 20 Financial LLC, was the managing member in 20 LLC with a 0.5% ownership interest. An affiliate of Torchlight held the remaining 99.5% interest in 20 LLC. This 99.5% interest was redeemed on June 14, 2017 by the REIT and 20 LLC is now a single member LLC with Plymouth Industrial 20 Financial LLC as the sole member. The proportionate share of the loss attributed to the non-controlling interest held by Torchlight was $4,674 for the year ended December 31, 2017. The redemption resulted in elimination of the non-controlling interest and an adjustment to equity (deficit) in the amount of $56,795. An adjustment to the redemption price in the first quarter was deemed a non-cash capital contribution in the amount of $1,019. The Company included $5,582 in restricted cash in the consolidated balance sheet at December 31, 2016 as it represented collateral for the preferred member interest. The amount was released from restricted cash in February, 2017 and was applied to the redeemable preferred member interest.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

10. Non-Controlling Interests (continued)

20 Individual LLC’s for Properties

The individual LLC’s which hold the properties associated with the partnership interests are wholly owned subsidiaries of 20 LLC.

In connection with the redemption of the preferred member interest on June 14, 2017 the Company acquired the non-controlling interest in Plymouth Industrial 20 LLC and therefore, the 20 individual properties.

Operating Partnership Units Acquisitions

In connections with the acquisition of the Shadeland Portfolio on August 11, 2017 as discussed in Note 5, the Company, through is Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007 to the former owners of the Shadeland Portfolio. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. A pro-rated distribution equal to a quarterly distribution of $.3750 per OP Unit or $88 in the aggregate for the quarter ended September 30, 2017 was paid October 31, 2017. The proportionate share of the loss attributed to the partnership units was $646 for the year ended December 31, 2017.

11. Incentive Award Plan

In April 2014, the Company’s Board of Directors adopted, and in June 2014 the Company’s stockholders approved, the 2014 Incentive Award Plan, or Plan, under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The aggregate number of shares of the Company’s common stock and/or LTIP units of partnership interest in the Company’s Operating Partnership, or LTIP units that are available for issuance under awards granted pursuant to the Plan is 750,000 shares/LTIP units. Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. However, the following shares/LTIP units may not be used again for grant under the Plan: (1) shares/LTIP units tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right, or SAR, that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options. The maximum number of shares that may be issued under the Plan upon the exercise of incentive stock options is 750,000.

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards. In addition, the Company will grant its Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Directors vest equally over a three-year period. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period. The following table is a summary of the total restricted shares granted for the year ended December 31, 2017:

Shares
Unvested restricted stock at January 1, 2017	—
Granted	164,078
Forfeited	—
Vested	(921)
Unvested restricted stock at December 31, 2017	163,157

The Company recorded equity-based compensation in the amount of $435 for the year ended December 31, 2017, which is included in general and administrative expenses in the accompanying consolidated statement of operations. Equity-based compensation expense for shares issued to employers and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2017 was approximately $2,683 and is expected to be recognized over a weighted average period of approximately 3.5 years. The weighted average fair value of the 164,078 restricted shares granted was approximately $3,114 with a weighted average fair value of $18.98 per share. The fair value related to the restricted stock was calculated based on the stock price on the date of the grant.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

12. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2017	2016
Numerator
Net loss	(14,027)	(39,288)
Less: loss attributable to non-controlling interest	(5,320)	(2,301)
Net loss attributable to Plymouth Industrial REIT, Inc.	(8,707)	(36,987)
Less: Series A Preferred dividend	723	—
Less: amount allocated to participating securities	128	—
Net loss attributable to common stockholders	$(9,558)	$(36,987)

Denominator
Weighted-average common shares outstanding basic and diluted	2,149,977	331,965
Earnings per share - Basic and Diluted:
Net loss per share attributable to common stockholders	$(4.45)	$(111.42)

The Company uses the two-class method of computing earnings per common share in which participating securities are included within the basic EPS calculation. The amount allocated to participating securities is according to dividends declared (whether paid or unpaid). The restricted stock does not have any participatory rights in undistributed earnings. Our unvested shares of restricted stock are accounted for as participating securities as they contain non-forfeitable rights to dividends.

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities include the 250,000 shares of common stock warrants and 164,078 shares of restricted common stock. The stock warrants and restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

13. Future Minimum Rental Receipts Under Non-Cancellable Leases

The following schedule indicates approximate future minimum rental receipts due under non-cancellable operating leases for real estate properties, by year, as of December 31, 2017:

Year ending December 31,	Future Minimum Rental Receipts

2018	$28,611
2019	24,602
2020	19,167
2021	12,657
2022	8,132
Thereafter	14,942
Total minimum rental receipts	$108,111

14. Commitments and Contingencies

Operating Leases

The Company leases space for its corporate office under the terms of a lease. Rental expense for operating leases, including common-area maintenance, was $225 in 2017 and $292 in 2016. The following table sets forth the minimum future annual rental commitments under the operating lease as of December 31, 2017.

2018	$359
2019	$378
2020	$385
2021	$393
2022	$401
Thereafter	$925

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

14. Commitments and Contingencies (continued)

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, President and Chief Investment Officer, and Executive Vice President and Chief Financial Officer. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $200 to $300 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

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

15. Retirement Plan

The Company in December, 2014 established an individual SEP IRA retirement account plan for all employees. The Company has accrued a contribution for 2017 in the amount of $260 and an amount of $264 for 2016, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets at December 31, 2017 and 2016, respectively. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund in future years.

16. Subsequent Events

On March 1, 2018 the board of directors declared a regular quarterly cash dividend of $0.46875 per share, or an annualized dividend of $1.875 per share, for the company’s 7.50% Series A Cumulative Redeemable Preferred Stock for the first quarter of 2018. The dividend is payable on April 2, 2018, to stockholders of record on March 15, 2018.

On March 5, 2018 we entered into an amendment with KeyBank to increase the existing line of credit to $45,000. All other terms remained unchanged.

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2017 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (3)	Accumulated Depreciation (4)	Year Acquired	Year Built/ Renovated (5)	Depreciable Life (in years)

Chicago, IL	3940 Stern Avenue	(1)	$ 1,156	$ 5,139	$ -	$ 1,156	$ 5,139	$ 6,295	$ 1,076	2014	1987	16
Chicago, IL	1875 Holmes Road	(1)	1,597	5,199	-	1,597	5,199	6,796	1,157	2014	1989	16
Chicago, IL	1355 Holmes Road	(1)	1,012	2,789	131	1,012	2,920	3,932	619	2014	1975/1999	16
Chicago, IL	2401 Commerce Drive	(1)	486	4,597	501	486	5,098	5,584	666	2014	1994	28
Chicago, IL	189 Seegers Road	(1)	470	1,369	9	470	1,378	1,848	220	2014	1972	21
Chicago, IL	11351 W. 183rd Street	(1)	361	1,685	-	361	1,685	2,046	234	2014	2000	34
Cincinnati, OH	Mosteller Distribution Center	(1)	1,501	9,424	-	1,501	9,424	10,925	2,385	2014	1959	14
Cincinnati, OH	4115 Thunderbird Lane	(1)	275	2,093	56	275	2,149	2,424	377	2014	1991	22
Florence, KY	7585 Empire Drive	(1)	644	2,658	11	644	2,669	3,313	867	2014	1973	11
Columbus, OH	3500 Southwest Boulevard	(1)	1,488	16,730	589	1,488	17,319	18,807	2,769	2014	1992	22
Columbus, OH	3100 Creekside Parkway	(1)	1,203	9,603	75	1,203	9,678	10,881	1,344	2014	2004	27
Columbus, OH	8288 Green Meadows Dr.	(1)	1,107	8,413	15	1,107	8,428	9,535	1,862	2014	1988	17
Columbus, OH	8273 Green Meadows Dr.	(1)	341	2,266	148	341	2,414	2,755	374	2014	1996/2007	27
Columbus, OH	7001 American Pkwy	(1)	331	1,416	82	331	1,498	1,829	293	2014	1986/2007 & 2012	20
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	(1)	488	4,919	177	488	5,096	5,584	1,018	2014	1989	19
Jackson, TN	210 American Dr.	(1)	928	10,442	74	928	10,516	11,444	2,887	2014	1967/1981 & 2012	13
Atlanta, GA	32 Dart Road	(1)	256	4,454	205	256	4,659	4,915	916	2014	1988	18
Portland, ME	56 Milliken Road	(1)	1,418	7,482	308	1,418	7,790	9,208	1,501	2014	1966/1995, 2005, 2013	20
Marlton, NJ	4 East Stow Road	(1)	1,580	6,954	28	1,580	6,982	8,562	1,381	2014	1986	22
Cleveland, OH	1755 Enterprise Parkway	(1)	1,411	12,281	345	1,411	12,626	14,037	1,687	2014	1979/2005	27
Chicago, IL	7200 Mason Ave	(1)	2,519	5,448	-	2,519	5,448	7,967	28	2017	1974	18
Chicago, IL	6000 West 73rd Street	(1)	1,891	3,386	-	1,891	3,386	5,277	20	2017	1974	17
Chicago, IL	6510 West 73rd Street	(1)	4,229	4,052	8	4,229	4,060	8,289	26	2017	1974	18
Chicago, IL	6558 West 73rd Street	(1)	3,444	2,287	-	3,444	2,287	5,731	15	2017	1975	16
Chicago, IL	6751 Sayre Avenue	(1)	2,891	5,632	-	2,891	5,632	8,523	25	2017	1973	22
Chicago, IL	11601 Central Avenue	(1)	3,479	6,516	-	3,479	6,516	9,995	33	2017	1970	21
Chicago, IL	13040 South Pulaski Avenue	(1)	3,520	10,989	-	3,520	10,989	14,509	70	2017	1976	16
Chicago, IL	1796 Sherwin Avenue	(1)	1,542	3,586	-	1,542	3,586	5,128	20	2017	1964	19
Chicago, IL	1455-1645 Greenleaf Avenue	(1)	1,926	5,118	-	1,926	5,118	7,044	24	2017	1968	21
Chicago, IL	28160 North Keith Drive	(1)	1,614	1,573	-	1,614	1,573	3,187	10	2017	1989	16
Chicago, IL	13970 West Laurel Drive	(1)	1,447	1,376	-	1,447	1,376	2,823	10	2017	1990	14
Chicago, IL	3841-3865 Swanson Court	(1)	1,640	2,246	-	1,640	2,246	3,886	13	2017	1978	17
Chicago, IL	1750 South Lincoln Drive	(1)	489	2,950	-	489	2,950	3,439	38	2017	2001	24
Milwaukee, WI	525 West Marquette Avenue	(1)	1,084	1,014	-	1,084	1,014	2,098	16	2017	1979	18
Milwaukee, WI	5110 South 6th Street	(1)	689	8,841	-	689	8,841	9,530	8	2017	1972	16
Chicago, IL	440 South McLean Boulevard		1,332	2,234	-	1,332	2,234	3,566	-	2017	1968/1998	15
Atlanta, GA	1665 Dogwood Drive SW		494	6,027	-	494	6,027	6,521	-	2017	1973	20
Atlanta, GA	1715 Dogwood Drive		270	2,879	-	270	2,879	3,149	-	2017	1973	22
Atlanta, GA	11236 Harland Drive		159	909	-	159	909	1,068	-	2017	1988	20
Columbus, OH	2120 - 2138 New World Drive	(2)	400	3,007	-	400	3,007	3,407	70	2017	1971	18
Memphis, TN	3635 Knight Road	(2)	422	2,820	-	422	2,820	3,242	59	2017	1986	18
Memphis, TN	2810-2838, 2833-2843, 2842-2848, 2847, 2849-2871, 2872, 2890-2906, 2980-2988 Business Park Drive	(2)	1,511	4,352	-	1,511	4,352	5,863	120	2017	1985-1989	26
Indianapolis, IN	3035 North Shadeland Ave	(2)	1,966	11,740	-	1,966	11,740	13,706	340	2017	1962/2004	17
Indianapolis, IN	3169 North Shadeland Ave	(2)	148	884	-	148	884	1,032	26	2017	1979/2014	17
South Bend, IN	5861 W Cleveland Road	(2)	225	1,900	-	225	1,900	2,125	37	2017	1994	27
South Bend, IN	West Brick Road	(2)	376	3,168	-	376	3,168	3,544	61	2017	1998	27
South Bend, IN	4491 N Mayflower Road	(2)	300	2,534	-	300	2,534	2,834	49	2017	2000	27
South Bend, IN	5855 West Carbonmill Road	(2)	751	6,335	-	751	6,335	7,086	122	2017	2002	27
South Bend, IN	4955 Ameritech Drive	(2)	851	7,180	-	851	7,180	8,031	140	2017	2004	27

Total Real Estate Owned			$ 59,662	$ 240,896	$ 2,762	$ 59,662	$ 243,658	$ 303,320	$ 25,013

Note (1) These properties secure the $199,800 Secured Mortgage Debt and $30,000 Mezzanine Debt.

Note (2) These properties secure the $21,325 borrowings under the line of credit agreement

Note (3) Total does not include corporate office leasehold improvements of $82.

Note (4) Depreciation is calculated over the remaining useful life of the respective property as determined at the time of the purchase allocation, ranging from 11- 34 years for buildings and 3-13 years for improvements

Note (5) Renovation means significant upgrades, alterations, or additions to building interiors or exteriors and/or systems.

As of December 31, 2017 the aggregate basis for Federal tax purposes of investments in real estate was approximately $339,138.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2017 and 2016 ($ in thousands)

	Year Ended December 31,
	2017	2016
Real Estate
Balance at the beginning of the year	$139,086	$138,236

Additions during the year	164,316	850

Balance at the end of the year	$303,402	$139,086

Accumulated Depreciation
Balance at the beginning of the year	$16,027	$8,522

Depreciation expense	8,986	7,505

Balance at the end of the year	$25,013	$16,027