Form 10-Q
period 2018-03-31
Plymouth Industrial REIT Inc.
filed 2018-05-03
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Franklin Street, Suite 700 Boston, MA 02110	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES  ☐    NO  ☑

As of May 3, 2018 the Registrant had outstanding 3,556,043 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Real estate properties	$304,227	$303,402
Less Accumulated depreciation	(28,828)	(25,013)
Real estate properties, net	275,399	278,389

Cash	6,382	12,915
Restricted cash	1,204	1,174
Cash held in escrow	5,511	5,074
Deferred lease intangibles, net	25,297	27,619
Other assets	5,284	4,782
Total assets	$319,077	$329,953

Liabilities, Series A preferred stock and equity
Liabilities:
Secured mortgage debt, net	$195,600	$195,431
Mezzanine debt, net	29,330	29,364
Borrowings under line of credit, net	22,823	20,837
Deferred interest	1,575	1,357
Accounts payable, accrued expenses and other liabilities	15,174	16,015
Deferred lease intangibles, net	6,261	6,807
Total liabilities	270,763	269,811
Commitments and contingencies (Note 10)

Preferred stock, Series A; $0.01 par value, 100,000,000 shares authorized; 2,040,000 shares issued and outstanding (aggregate liquidation preference of $51,000)	48,878	48,931

Equity (deficit):
Common stock, $0.01 par value: 900,000,000 shares authorized; 3,556,043 and 3,819,201 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	36	39
Additional paid in capital	116,183	123,270
Accumulated deficit	(123,277)	(119,213)
Total stockholders' equity (deficit)	(7,058)	4,096
Non-controlling interest	6,494	7,115
Total equity (deficit)	(564)	11,211
Total liabilities, Series A preferred stock and equity	$319,077	$329,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Rental revenue	$8,483	$3,645
Tenant recoveries	2,946	1,293
Other revenue	450	1
Total revenues	11,879	4,939

Operating expenses:
Property	4,452	1,408
Depreciation and amortization	6,542	2,772
General and administrative	1,373	724
Total operating expenses	12,367	4,904

Operating (loss)/income	(488)	35

Other expense:
Interest expense	(3,985)	(2,941)
Total other expense	(3,985)	(2,941)

Net loss	(4,473)	(2,906)
Less: loss attributable to non-controlling interest	(463)	(2,465)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,010)	(441)
Less: Series A preferred stock dividends	956	—
Less: amount allocated to participating securities	61	—
Net loss attributable to common stockholders	$(5,027)	$(441)
Net loss per share attributable to common stockholders	$(1.38)	$(1.33)

Weighted-average common shares outstanding basic and diluted	3,647,272	331,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance January 1, 2018	2,040,000	$48,931	3,819,201	$39	$123,270	$(119,213)	$4,096	$7,115	$11,211
Series A Preferred stock offering costs		(53)	—	—	—	—	—	—	—
Stock based compensation			—	—	200	—	200	—	200
Dividends and distributions			—	—	(2,290)	—	(2,290)	(158)	(2,448)
Repurchase and retirement of common stock			(263,158)	(3)	(4,997)	(54)	(5,054)	—	(5,054)
Net loss			—	—	—	(4,010)	(4,010)	(463)	(4,473)
Balance, March 31, 2018	2,040,000	$48,878	3,556,043	$36	$116,183	$(123,277)	$(7,058)	$6,494	$(564)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(4,473)	(2,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,542	2,772
Straight line rent adjustment	(357)	(45)
Intangible amortization in rental revenue, net	(411)	(82)
Change in fair value of warrant derivative	(48)	—
Accretion of interest and deferred interest	633	794
Equity based compensation	200	—
Changes in operating assets and liabilities:
Other assets	(145)	397
Deferred leasing costs	(107)	(6)
Accounts payable, accrued expenses and other liabilities	(1,473)	(482)
Net cash provided by operating activities	361	442
Investing activities
Real estate improvements	(744)	(36)
Net cash used in investing activities	(744)	(36)
Financing activities
Redemption of non-controlling interest	—	(5,582)
Proceeds from credit facility	2,000	—
Debt issuance costs	(265)	—
Additional offering costs of preferred stock	(53)	—
Repurchase of common stock	(5,054)	—
Dividends paid	(2,311)	—
Net cash used in financing activities	(5,683)	(5,582)
Net change in cash, cash equivalents and restricted cash	(6,066)	(5,176)
Cash, cash equivalents and restricted cash at beginning of year	19,163	10,201
Cash, cash equivalents and restricted cash at end of year	$13,097	$5,025
Supplemental Cash Flow Disclosures:
Interest paid	$3,352	$2,147
Supplemental Non-Cash Investing and Financing Activities:
Non cash capital contribution by investor related to adjustment of Redemption Price of redeemable preferred interest	$—	$1,019
Dividends declared included in dividends payable	$2,290	$—
Distribution payable - to non-controlling interest holder	$158	$—
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$81	$—
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$433	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company is focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S.  As of March 31, 2018, the Company through its subsidiaries owns 49 industrial properties comprising approximately 9.2 million square feet.

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

On March 29, 2018, the Company repurchased and retired the 263,158 shares of common stock owned by our investor Torchlight in a privately negotiated transaction of $19 per share, or, $5 million in the aggregate. In conjunction with the repurchase, we amended the Stockholders Agreement to terminate all rights under the agreement other than customary registration rights related to shares of our common stock that may be issued upon the exercise of the warrants held by the Torchlight Entities. (see Note 5).

The accompanying condensed consolidated financial statements include the following entities:

Name	Relationship	Formation

Plymouth Industrial REIT, Inc.	Parent	2011
Plymouth Industrial OP LP	89.4%-owned subsidiary*	2011
Plymouth Industrial 20 Financial LLC	Wholly-owned subsidiary	2016
Plymouth Industrial 20 LLC (20 LLC)	Wholly-owned subsidiary *	2016
20 individual property LLCs	Wholly-owned subsidiary *	2014
Plymouth MWG Holdings LLC	Wholly-owned subsidiary	2017
23 individual property LLCs	Wholly-owned subsidiary	2017

* See note 7 for discussion of non-controlling interests.

Basis of Presentation

The Company’s condensed consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and controlling interests. All intercompany accounts and transactions have been eliminated in consolidation.

These interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. It is suggested that these interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2017 and 2016 included in the Company’s Form 10-K as filed March 8, 2018.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation (continued)

Risks and Uncertainties

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position.  Should the Company experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its stockholders, service debt, or meet other financial obligations.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company believes the cash on hand at March 31, 2018, available borrowings under its line of credit and cash expected to be provided by future operating activities will provide sufficient liquidity for it to operate through at least twelve months from the filing of this Form 10-Q.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2017 and 2016. Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Segments

The Company has one reportable segment–industrial properties.  These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2018 and December 31, 2017 the Company did not recognize an allowance for doubtful accounts. The Company did not have any bad debt expense or write-offs during the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

For the three months ending March 31, 2018 there were no tenants that represented 10% or greater of rental revenue. For the three months ended March 31, 2017, there were two tenants, Pier One and Perseus, who represented 10% or greater of rental revenue at 12.7% and 10%, respectively.

Rental revenue and tenant recoveries is comprised of the following:

	Period Ended	Period Ended
	March 31,	March 31,
	2018	2017
Income from lease	$7,715	$3,517
Straight-line rent adjustment	357	45
Reimbursable expenses	2,946	1,293
Amortization of above market leases	(135)	(45)
Amortization of below market leases	546	128
Total	$11,429	$4,938

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2018 and December 31, 2017. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 4, cash held in escrow for real estate tax, insurance and tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2018, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	March 31,	March 31,
	2018	2017
Cash and cash equivalents as presented on balance sheet	$6,382	$1,151
Cash held in escrow as presented on balance sheet	5,511	3,103
Restricted cash as presented on balance sheet	1,204	771
Cash, cash equivalents and restricted cash as presented on cash flow statement	$13,097	$5,025

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $112 at March 31, 2018. See Note 5.

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

Debt issuance costs amounted to $6,740 and $6,475 at March 31, 2018 and December 31, 2017, respectively, and related accumulated amortization amounted to $1,368 and $982 at March 31, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs amounted to $5,372 and $5,493 at March 31, 2018 and December 31, 2017, respectively.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the periods ended March 31, 2018 and 2017.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Earnings per Share

The Company follows the two-class method when computing net loss per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented.

Recently Adopted Accounting Pronouncements

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

We adopted ASC 606 on January 1, 2018 and elected to use the modified retrospective method. As part of our assessment and implementation of ASC 606, we evaluated each of our revenue streams to determine the sources of revenue that are impacted by ASC 606. We evaluated the impact of ASC 606 on the timing and pattern of revenue recognition and determined there was no change as compared to current accounting practice.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications.  The Company adopted this pronouncement effective January 1, 2018 and its adoption did not have a material impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (“ASU 2016-18”).  ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total amounts shown on the statement of cash flows.  The Company adopted ASU 2016-18 as of January 1, 2018 and has reflected the adoption retrospectively to all periods presented. The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 as of the required effective date of January 1, 2018 and its adoption did not have a material impact on the Company’s financial statements. The adoption of ASU 2017-09 will have an impact on the accounting for the modification of stock-based awards, if any, to the extent stock-based awards are modified.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Key differences between business combinations and asset acquisitions include: Transaction costs are capitalized in an asset acquisition but expensed in a business combination. Identifiable assets, liabilities assumed and any non-controlling interests are generally recognized and measured as of the acquisition date at fair value in a business combination, but are measured by allocating the cost of the acquisition on a relative fair value basis in an asset acquisition. Public business entities should apply the amendments to annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted ASU 2017-01 for acquisitions subsequent to June 30, 2017. There were $304 in acquisition costs capitalized for the three months ending March 31, 2018 relating to the acquisitions in Note 11.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

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

At March 31, 2018, we have one office space lease that will require us to measure and record a right-of-use asset and a lease liability upon adoption of the standard. The Company is in the process of evaluating the impact of this pronouncement on our condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

3. Real Estate Properties

Real estate properties consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Land and improvements	$59,797	$59,797
Buildings	222,503	221,175
Site improvements	21,650	21,489
Construction in process	277	941
	304,227	303,402
Less accumulated depreciation	(28,828)	(25,013)
Real estate properties	$275,399	$278,389

Depreciation expense was $3,815 and $1,888 for the three months ended March 31, 2018 and 2017, respectively.

4. Borrowing Arrangements

The Company’s secured mortgage debt, net of unamortized debt issuance costs, is as follows:

	March 31,	December 31,
	2018	2017
$120,000 AIG Loan	$116,729	$116,700
MWG Portfolio Secured Term Loan	78,871	78,731
	$195,600	$195,431

$120,000 AIG Loan

Certain indirect subsidiaries of our Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of March 31, 2018 and December 31, 2017, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the 20 LLC properties. The obligations under the AIG Loan are also guaranteed in certain circumstances by our Company and certain of our Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at March 31, 2018. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

4. Borrowing Arrangements (continued)

The borrowings amounted to $116,729 and $116,700, net of $3,271 and $3,300 of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

MWG Portfolio Secured Term Loan

On November 30, 2017, certain of our indirect subsidiaries entered into a loan agreement, the MWG Loan Agreement, with Special Situations Investing Group II, LLC, as lender and agent, which provides for a loan of $79,800, bearing interest for the first year at a rate per annum equal to LIBOR plus 3.10% and for the second year at a rate per annum equal to LIBOR plus 3.35%. The MWG Loan Agreement matures in November, 2019 and has one, 12-month extension option, subject to certain conditions. The borrowings under the MWG Loan Agreement are secured by first lien mortgages on the 15 properties held by wholly-owned subsidiaries of Plymouth MWG Holdings LLC. In addition, the obligations under the Loan Agreement are guaranteed in certain circumstances by the company and certain of our operating partnership’s wholly-owned subsidiaries.

The MWG Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The MWG Loan Agreement also contains financial covenants that require the borrowers to maintain a minimum ratio of net cash flow (less management fees) to the outstanding principal balance under the loan agreement of at least 9.0%. In the event of a default by the Borrowers, the agent may declare all obligations under the MWG Loan Agreement immediately due and payable and enforce any and all rights of the lender or the agent under the MWG Loan Agreement and related documents. The Company is in compliance with the respective covenants at March 31, 2018.

Borrowings outstanding amounted to $78,871 and $78,731, net of $929 and $1,069 of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

The Company also has the following borrowing arrangements:

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

As additional consideration for the Mezzanine Loan, 20 LLC granted Torchlight under the Mezzanine Loan, a profit participation in the form of the right to receive 25% of net income and capital proceeds generated by the Company Portfolio following debt service payments and associated costs (the “TL Participation”). The TL Participation was terminated as of June 14, 2017 in consideration of the Company issuing warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a price of $23.00 per share. The warrants have a five-year term and are more fully discussed in Note 5. The profit participation was zero for the three months ended March 31, 2018 and the year ended December 31, 2017.

The borrowings under the Mezzanine Loan are secured by, among other things, pledges of the equity interest in 20 LLC and each of its property-owning subsidiaries.

Borrowings under the Mezzanine Loan amounted to $29,330 and $29,364, net of $670 and $636 of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

Deferred interest amounted to $1,575 and $1,357 at March 31, 2018 and December 31, 2017, respectively, and is presented separately in the condensed consolidated balance sheets.

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

On March 8, 2018, the Company entered into an Increase Agreement to our credit agreement with KeyBank National Association, or the KeyBank Credit Agreement, to increase our revolving credit facility to $45,000. All other terms of the KeyBank Credit Agreement remained unchanged.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

4. Borrowing Arrangements (continued)

The Line of Credit Agreement requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at March 31, 2018, except for the distributions covenant per Section 8.7 of the Line of Credit Agreement. KeyBank has provided a waiver for the distributions covenant for March 31, 2018. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $22,823 and $20,837, net of unamortized debt issuance costs of $502 and $488 at March 31, 2018 and December 31, 2017, respectively. Borrowings available under the Line of Credit Agreement amounted to $10,435, net of a letter of credit totaling $93, at March 31, 2018.

5. Common Stock

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

A roll-forward of the common stock warrants is as follows:

Balance at January 1, 2018	$160
Change in fair value	(48)
Balance at March 31, 2018	$112

The warrants in the amount of $112 at March 31, 2018 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $23.00, volatility of 18.9%, an expected dividend yield of 7.5%, a term of 4.12 years and an annual risk-free interest rate of 2.65%. The warrants in the amount of $160 at December 31, 2017 were determined using a Monte-Carlo option pricing model, whose significant inputs into the model were volatility of 18.9%, an expected dividend yield of 7.5%, a term of 4.4 years and an annual risk-free interest rate of 2.15%. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants have an expiration date of June 13, 2022. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the three months ended March 31, 2018.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared or paid during the three months ended March 31, 2018 and for the year ended December 31, 2017. The Company did not declare or pay any distributions prior to completion of the initial public offering.

2018	Cash Dividends Declared per Share	Aggregate Amount
First quarter	$0.3750	$1,334

2017	Cash Dividends Declared per Share	Aggregate Amount
Second quarter (commencing June 14, 2017 to June 30, 2017)	$0.0650	$238
Third quarter	$0.3750	$1,430
Fourth quarter	$0.3750	$1,430

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Series A Preferred Stock

The table below sets forth the Company’s outstanding preferred stock issuances as of March 31, 2018:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Interest Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$25	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared or paid during the three months ended March 31, 2018 and the year ended December 31, 2017. The Company did not pay any dividends prior to the offering of its Series A Preferred Stock on October 25, 2017.

	Cash Dividends Declared per Share	Aggregate Amount
2018
First quarter	$0.46875	$956

	Cash Dividends Declared per Share	Aggregate Amount
2017
Fourth quarter (commencing October 25, 2017 to December 31, 2017)	$0.3542	$723

7. Non-Controlling Interests

Non-controlling Interests Previously Held by Torchlight

As discussed in Note 1, and in connection with the refinancing of the Company’s debt on October 17, 2016, the Company established the following subsidiaries:

Plymouth Industrial 20 Financial LLC

The REIT through its operating partnership Plymouth Industrial OP, LP is the sole member of Plymouth Industrial 20 Financial LLC.

Plymouth Industrial 20 LLC (20 LLC)

For the period October 17, 2016 to June 13, 2017, the REIT through Plymouth Industrial 20 Financial LLC, was the managing member in 20 LLC with a 0.5% ownership interest. An affiliate of Torchlight held the remaining 99.5% interest in 20 LLC. This 99.5% interest was redeemed on June 14, 2017 by the REIT and 20 LLC is now a single member LLC with Plymouth Industrial 20 Financial LLC as the sole member. The proportionate share of the loss attributed to the non-controlling interest held by Torchlight was $2,465 for the three months ended March 31, 2017. The redemption resulted in elimination of the non-controlling interest and an adjustment to equity (deficit) in the amount of $56,795. An adjustment to the redemption price in the first quarter 2017 was deemed a non-cash capital contribution in the amount of $1,019.

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

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through is Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007 to the former owners of the Shadeland Portfolio. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The proportionate share of the loss attributed to the partnership units was $463 and $0 for the three months ending March 31, 2018 and 2017, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

8. Incentive Award Plan

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

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards. In addition, the Company will grant its Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Directors vest equally over a three-year period. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period. The following table is a summary of the total restricted shares granted, forfeited and vested for the three months ended March 31, 2018:

Shares
Unvested restricted stock at January 1, 2018	163,157
Granted	—
Forfeited	—
Vested	—
Unvested restricted stock at March 31, 2018	163,157

The Company recorded equity-based compensation in the amount of $200 and $0 for the three months ended March 31, 2018 and 2017, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations. Equity-based compensation expense for shares issued to employers and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2018 was approximately $2,483 and is expected to be recognized over a weighted average period of approximately 3.2 years.

9. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss	$(4,473)	$(2,906)
Less: loss attributable to non-controlling interest	(463)	(2,465)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,010)	(441)
Less: Series A Preferred dividend	956	—
Less: amount allocated to participating securities	61	—
Net loss attributable to common stockholders	$(5,027)	$(441)

Denominator
Weighted-average common shares outstanding basic and diluted	3,647,272	331,965

Net loss per share attributable to common stockholders – basic and diluted	$(1.38)	$(1.33)

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

9. Earnings per Share (continued)

The Company uses the two-class method of computing earnings per common share in which participating securities are included within the basic EPS calculation. The amount allocated to participating securities is according to dividends declared (whether paid or unpaid). The restricted stock does not have any participatory rights in undistributed earnings. The unvested shares of restricted stock are accounted for as participating securities as they contain non-forfeitable rights to dividends.

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at March 31, 2018 include the 250,000 shares of common stock warrants and 163,157 shares of restricted common stock. The stock warrants and restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

10. Commitments and Contingencies

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

11. Subsequent Events

On April 9, 2018, the Company acquired a two-property portfolio of Class B industrial buildings totaling approximately 270,000 square feet in Chicago, Illinois for an aggregate contractual purchase price of approximately $15,675. Management has not finalized the asset acquisition accounting and therefore is not able to provide the disclosures otherwise required by GAAP.

Effective April 13, 2018, the Company entered into an interest rate swap agreement with JP Morgan Chase in relation to the MWG Portfolio Secured Term Loan. The notional value of the swap is $79,800 with a fixed interest rate of 4% and expires on December 5, 2019. The 4% fixed interest swap represents a cash flow interest rate hedge against the Company’s borrowings under its MWG Portfolio Loan, with interest bearing for the first year at a rate per annum equal to LIBOR plus 3.10% and for the second year at a rate per annum equal to LIBOR plus 3.35%, and matures in November 2019.

As of April 30, 2018, certain direct subsidiaries of our Operating Partnership entered into a secured loan agreement with Minnesota Life Insurance Company, in the amount of $21,500. The Loan bears interest at 3.78% per annum and has a ten-year term maturing on May 1, 2028. The Loan provides for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Loan are secured by first lien mortgages on seven of the Company’s portfolio properties.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto as of March 31, 2018 and 2017 and audited historical financial statements and related notes thereto as of and for the years ended December 31, 2017 and 2016.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company Portfolio at March 31, 2018 consists of 49 industrial properties located in nine states with an aggregate of approximately 9.2 million rentable square feet leased to 82 different tenants.

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

Occupancy Rates.    As of March 31, 2018, the Company Portfolio was approximately 91.3% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from April 1, 2018 through to December 31, 2020, an aggregate of 48.6% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During 2017 and 2018, leases for space totaling 1,017,458 square feet (11% of the Company Portfolio) either was subject to renewal or expired. Approximately 40% of the expired space was renewed and an additional 132,863 square feet was leased long term with new tenants. At March 31, 2018, the vacancy rate of the Company Portfolio was 8.7% factoring in the vacancy rate associated with the properties acquired in the third and fourth quarter of 2017.

Address	Metro	Status	Tenant	Start Date	Square Feet Expired	Square Feet Leased/ Renewed	Portfolio Vacancy	Portfolio Percent Vacant
6075 E Shelby	Memphis	Renewal	Dollar Tree	1/1/2017	20,400	20,400	65,421	1.60%
2401 Commerce	Chicago	Renewal	VW Credit	1/1/2017	18,309	18,309	65,421	1.60%
3490 Stern	Chicago	Renewal	Colony Displays	1/1/2017	146,798	146,798	65,421	1.60%
4 East Stow Rd	Philadelphia	New	Telissa R. Lindsey	2/18/2017		3,228	62,193	1.60%
6005 E Shelby	Memphis	Expired	Libra Resources	7/31/2017	13,680		75,873	2.00%
Vacancy associated with Q3 Acquisitions							216,762	3.80%
6005 E Shelby	Memphis	New	Discount Comic Books	9/15/2017		41,040	175,722	3.00%
Vacancy associated with Q4 Acquisitions							295,531	3.2%
4 East Stow Road	Philadelphia	Downsize	ReverTech/Selectron	10/1/17	75,493	49,172	321,852	3.5%
3940 Stern	Chicago	Renewal	Colony	1/1/2018	146,798	146,798	321,852	3.5%
6045 E Shelby	Memphis	Renewal	All American Medical	1/1/2018	27,380	27,380	321,852	3.5%
6075 E Shelby	Memphis	Expired	Dollar Tree	1/1/2018	20,400		342,252	3.7%
3500 Southwest	Columbus	Expired	Pier One	1/1/2018	527,000		869,252	9.4%
13040 South Pulaski	Chicago	New	First Logistics	1/1/2018		61,549	807,703	8.8%
1755 Enterprise	Cleveland	Expired	Curbell Plastics	3/1/2018	21,200		828,903	9.0%
6075 E Shelby	Memphis	New	Total Logistics	3/1/2018		20,400	808,503	8.8%
Airport Business Park	Memphis	New	MSA Security	3/1/2018		6,646	801,857	8.7%
					1,017,458	541,720

During the year ended December 31, 2017 and three months ended March 31, 2018, we negotiated 9 leases with durations in excess of six months encompassing 452,791 square feet and negotiated 2 leases with a duration of less than six months encompassing 48,580 square feet. Renewed leases made up 84.3% of the square footage covered by the 9 leases in excess of 6 months, and the rent under the renewed leases increased an average of 4.3% over the prior leases.  Leases to new tenants comprised the other 15.7% of the square footage covered by the 9 leases in excess of 6 months, and the rent under the new leases increase an average of 71.4% over the prior leases. The rental rates under the 9 leases in excess of 6 months entered into during 2017 and 2018, increased by an average of 9.9% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2017 and the three months ended March 31, 2018.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2017	Renewals	234,679	84.1%	$4.25	$4.51	6.2%	$0.07	$0.13
	New Leases	44,268	15.9%	$2.16	$3.00	38.7%	$0.41	$0.27
	Total	278,947	100.0%	$3.92	$4.27	9.1%	$0.13	$0.15

2018	Renewals	146,798	84.4%	$4.25	$4.30	6.2%	$—	$0.04
	New Leases	27,046	15.6%	$1.96	$4.52	130.4%	$0.20	$0.22
	Total	173,844	100.0%	$3.89	$4.33	11.3%	$0.03	$0.07

Total	Renewals	381,477	84.3%	$4.25	$4.43	4.3%	$0.04	$0.10
	New Leases	71,314	15.7%	$2.08	$3.57	71.4%	$0.33	$0.25
	Total	452,791	100.0%	$3.91	$4.29	9.9%	$0.09	$0.12

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

General and Administrative Expenses

As a newly public company, we expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act. In addition, we anticipate that our staffing levels will increase slightly from thirteen employees as of the date of this quarterly report on Form 10-Q to between 14 and 16 employees during the 12 to 24 months following March 31, 2018 and, as a result, our general and administrative expenses will increase further.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 8, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Going concern
•	Cash equivalents and restricted cash
•	Real estate property acquisitions, capitalization and depreciation
•	Income taxes
•	Amortization of deferred lease intangibles – assets and liabilities
•	Impairment of Long-lived assets
•	Consolidation

Accordingly, we believe the policies set forth in our Annual Report on Form 10-K filed with the SEC on March 8, 2018 are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations (amounts in thousands)

Three months Ended March 31, 2018 Compared to March 31, 2017

	Same Store Portfolio				Acquisitions				Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Change		Three months ended March 31,		Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenue:
Rental revenue	$3,455	$3,645	$(190)	-5.2%	$5,028	$—	$5,028	nm	$8,483	$3,645	$4,838	132.7%
Tenant recoveries	1,382	1,293	89	6.9%	1,564	—	1,564	nm	2,946	1,293	1,653	127.8%
Total operating revenues	4,837	4,938	(101)	-2.0%	6,592	—	6,592	nm	11,429	4,938	6,491	131.4%

Property expenses	1,815	1,408	407	28.9%	2,637	—	2,637	nm	4,452	1,408	3,044	216.2%
Depreciation and amortization									6,542	2,772	3,770	136.0%
General and administrative									1,373	724	649	89.6%
Total operating expenses									12,367	4,904	7,463	152.2%

Operating profit/(loss)									(938)	34	(972)	-2859%

Other income (expense):
Interest expense									(3,985)	(2,941)	(1,044)	35.5%
Other revenue									450	1	449	44900%
Total other income (expense)									(3,535)	(2,940)	(595)	20.2%

Net loss									$(4,473)	$(2,906)	$(1,567)	53.9%

Rental Revenue: Rental revenue increased by approximately $4,838 to $8,483 for the three months ended March 31, 2018 as compared to $3,645 for the three months ended March 31, 2017. The increase was primarily related to rental revenue from the acquired properties from the date of acquisition in 2017 of $5,028 and a decrease of $190 from same store properties primarily driven by a decrease of base rent of $425 due to the 3500 SW Boulevard vacancy partially offset by an increase in GAAP rent adjustments of $200 for the three months ended March 31, 2018.

Tenant recoveries: Tenant recoveries increased by approximately $1,653 to $2,946 for the three months ended March 31, 2018 as compared to $1,293 for the three months ended March 31, 2017. The increase was primarily related to tenant recoveries from the acquisitions made during 2017 of $1,564 and an increase in tenant recoveries of $89 from same store properties for the three months ended March 31, 2018.

Property Expenses:  Property expenses increased $3,044 for the three months ended March 31, 2018 to $4,452 as compared to $1,408 for the three months ended March 31, 2017 primarily for expenses related to the new property acquisitions of $2,637. Property expenses for the same store properties increased approximately $407 primarily due to an increase in real estate taxes and utilities of $160 and $135, respectively.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $3,770 to approximately $6,542 for the three months ended March 31, 2018 as compared to $2,772 for the three months ended March 31, 2017, primarily due to the addition of the new property acquisitions of $3,687 and an increase of $83 for the same store properties.

General and Administrative: General and administrative expenses increased approximately $649 to $1,373 for the three months ended March 31, 2018 as compared to $724 for the three months ended March 31, 2017. The increase is attributable primarily to an increase in accounting, legal and other professional expenses costs of approximately $200 related to public company costs, non-cash stock compensation of $200 associated with restricted stock grants and increased payroll expense of $195.

Interest Expense: Interest expense increased by approximately $1,044 to $3,985 for the three months ended March 31, 2018, as compared to $2,941 for the three months ended March 31, 2017. The increase is primarily due to the additional borrowings executed as part of our 2017 acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the three months ended March 31, 2018 and 2017.

	Three months Ended March 31,
	2018	2017

Accrued Interest Payments	$247	$541
Accretion of Financing Fees	386	253
Total accretion of interest and deferred interest	633	794
Cash Interest Paid	3,352	2,147
Total interest expense	$3,985	$2,941

Other revenue: Other revenue represents interest income and other items not directly related to the operations of our portfolio. The increase in other revenue by $449 to $450 for the three months ended March 31, 2018, as compared to $1 for the three months ending March 31, 2017 was due to a non-recurring fee for services provided by the Company for a joint venture that did not materialize.

Non-GAAP Financial Measures

In this quarterly report on Form 10-Q, we disclose NOI, EBITDA, FFO and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result, we are required to include in this report a statement of why management believes that presentation of these measures provides useful information to investors.

None of NOI, EBITDA, FFO or AFFO should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further NOI, EBITDA, FFO, and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our condensed consolidated financial statements.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Three months Ended March 31,
	2018	2017

NOI:
Net loss	$(4,473)	$(2,906)
General and administrative	1,373	724
Interest expense	3,985	2,941
Depreciation and amortization	6,542	2,772
Other income	(450)	(1)
NOI	$6,977	$3,530

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

(In thousands)	Three months Ended March 31,
	2018	2017

Net loss	$(4,473)	$(2,906)
Depreciation and amortization	6,542	2,772
Interest expense	3,985	2,941
EBITDA	$6,054	$2,807

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

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

(In thousands)	Three months Ended March 31,
	2018	2017

Net loss	$(4,473)	$(2,906)
Depreciation and amortization	6,542	2,772
FFO	$2,069	$(134)
Preferred stock dividends	(956)	—
FFO attributable to common stockholders and unit holders	$1,113	$(134)

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

The following table sets forth a reconciliation of FFO to AFFO.

(In thousands)	Three months Ended March 31,
	2018	2017

FFO attributable to common stockholders and unit holders	$1,113	$(134)
Deferred finance fee amortization	386	253
Non-cash interest expense	247	541
Stock compensation	200	—
Straight line rent	(357)	(45)
Above/below market lease rents	(411)	(82)
Recurring capital expenditures (1)	(992)	(42)
AFFO	$186	$491

_______________

(1)	Excludes non-recurring capital expenditures of $373 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Cash Flow

A summary of our cash flows for the three months ended March 31, 2018 and 2017 are as follows:

	Three months Ended March 31,
	2018	2017
Net cash provided by operating activities	$361	$442
Net cash used in investing activities	$(744)	$(36)
Net cash used in financing activities	$(5,683)	$(5,582)

Operating Activities:  Net cash provided by operating activities for the three months ended March 31, 2018 decreased approximately $81 compared to the three months ended March 31, 2017 primarily due to an increase in accounts payable and accrued expenses due to the timing of payments, and other assets, partially offset by an increase in depreciation expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Investing Activities:  Net cash used in investing activities for the three months ended March 31, 2018 increased approximately $708 compared to the three months ended March 31, 2017 primarily due to an increase in capital expenditures as a result of our expanded portfolio.

Financing Activities:   Net cash used in financing activities for the three months ended March 31, 2018 was $5,683 compared to $5,582 for the three months ended March 31, 2017. The change was due to the repurchase of common shares held by Torchlight in March 2018 as opposed to the redemption of the non-controlling interest in February 2017.

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

As of March 31, 2018 and December 31, 2017, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the 20 LLC properties. The obligations under the AIG Loan are also guaranteed in certain circumstances by our Company and certain of our Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at March 31, 2018. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

The borrowings amounted to $116,729 and $116,700, net of $3,271 and $3,300 of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

MWG Portfolio Secured Term Loan

On November 30, 2017, certain of our indirect subsidiaries entered into a loan agreement, the MWG Loan Agreement, with Special Situations Investing Group II, LLC, as lender and agent, which provides for a loan of $79,800, bearing interest for the first year at a rate per annum equal to LIBOR plus 3.10% and for the second year at a rate per annum equal to LIBOR plus 3.35%. The MWG Loan Agreement matures in November, 2019 and has one, 12-month extension option, subject to certain conditions. The borrowings under the MWG Loan Agreement are secured by first lien mortgages on the 15 properties held by wholly-owned subsidiaries of Plymouth MWG Holdings LLC. In addition, the obligations under the Loan Agreement are guaranteed in certain circumstances by the company and certain of our operating partnership’s wholly-owned subsidiaries.

The MWG Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The MWG Loan Agreement also contains financial covenants that require the borrowers to maintain a minimum ratio of net cash flow (less management fees) to the outstanding principal balance under the loan agreement of at least 9.0%. In the event of a default by the Borrowers, the agent may declare all obligations under the MWG Loan Agreement immediately due and payable and enforce any and all rights of the lender or the agent under the MWG Loan Agreement and related documents. The Company is in compliance with the respective covenants at March 31, 2018.

Borrowings outstanding amounted to $78,871 and $78,731, net of $929 and $1,069 of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

Torchlight Mezzanine Loan

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

As additional consideration for the Mezzanine Loan, 20 LLC granted Torchlight under the Mezzanine Loan, a profit participation in the form of the right to receive 25% of net income and capital proceeds generated by the Company Portfolio following debt service payments and associated costs (the “TL Participation”). The TL Participation was terminated as of June 14, 2017 in consideration of the Company issuing warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a price of $23.00 per share. The warrants have a five-year term and are more fully discussed in Note 5. The profit participation was zero for the three months ended March 31, 2018 and the year ended December 31, 2017.

The borrowings under the Mezzanine Loan are secured by, among other things, pledges of the equity interest in 20 LLC and each of its property-owning subsidiaries.

Borrowings under the Mezzanine Loan amounted to $29,330 and $29,364, net of $670 and $636 of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

Deferred interest amounted to $1,575 and $1,357 at March 31, 2018 and December 31, 2017, respectively, and is presented separately in the condensed consolidated balance sheets.

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

On March 8, 2018, the Company entered into an Increase Agreement to our credit agreement with KeyBank National Association, or the KeyBank Credit Agreement, to increase our revolving credit facility to $45,000. All other terms of the KeyBank Credit Agreement remained unchanged.

The Line of Credit Agreement requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at March 31, 2018, except for the distributions covenant per Section 8.7 of the Line of Credit Agreement. KeyBank has provided a waiver for the distributions covenant for March 31, 2018. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $22,823 and $20,837, net of unamortized debt issuance costs of $502 and $488 at March 31, 2018 and December 31, 2017, respectively. Borrowings available under the Line of Credit Agreement amounted to $10,435 and $12,435, net of a letter of credit totaling $93, at March 31, 2018 and December 31, 2017, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Interest Rate Risk

ASC 815, Derivatives and Hedging (formerly known as SFAS No. 133, Accounting for Derivative Instruments and hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities), requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

At March 31, 2018, we had borrowings outstanding of $23,325 under our Line of Credit Agreement, which were subject to a weighted average interest rate of 4.24% during the three months ended March 31, 2018.  Based on the borrowings outstanding under the Line of Credit Agreement as of March 31, 2018, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended March 31, 2018, our interest expense for the quarter would have increased by approximately $53. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

At March 31, 2018, the Company has not entered into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes. Effective April 13, 2018, the Company entered into an interest rate swap agreement with JP Morgan in relation to the MWG Portfolio Secured Term Loan. The notional value of the swap is $79,800 with a fixed interest rate 4% and expires on December 5, 2019. The 4% fixed interest rate swap represents a cash flow interest rate hedge against the Company’s borrowings under its MWG Portfolio Loan, with interest bearing for the first year at a rate per annum equal to LIBOR plus 3.10% and for the second year at a rate per annum equal to LIBOR plus 3.35%, and matures in November 2019.

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

In connection with the preparation of this Form 10-Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. As described below, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result management has concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

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

As of March 31, 2018, management has not completed a proper monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective.

The specific material weaknesses that management identified in our internal controls as of March 31, 2018 is as follows:

•	Due to limited financial and accounting resources the Company has not fully tested existing controls to meet the requirements of COSO’s 2013 framework.

Company’s management concluded that in light of the material weakness described above, our Company did not maintain effective internal control over financial reporting as of March 31, 2018 based on the criteria set forth in the 2013 framework issued by the COSO.

(c) Remediation

In order to remediate this deficiency, during the fourth quarter of 2017 the Company initiated a full review and evaluation of key processes and procedures, and completion of documentation that can be monitored and tested independently. Management expects the remediation through testing activities to be completed in 2018 or 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information under the heading "Risk Factors" in the prospectus related to our Series A Preferred Stock offering dated October 18, 2017 filed with the SEC on October 19, 2017 in accordance with Rule 424(b) of the Securities Act, which is accessible on the SEC's website at www.sec.gov. There have been no material changes risk factors previous disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2018	None	N/A	None	None
February 1 – February 28, 2018	None	N/A	None	None
March 1 – March 31, 2018	263,158	19.00	None	None
Total	263,158

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Filed No. 333-173048) filed on September 10, 2014)

3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (Filed No. 333-19748) filed on June 1, 2017)

3.4	Articles Supplementary designating the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017)

10.1	Increase Agreement, dated as of March 8, 2018, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, Key Bank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on March 9, 2018)

10.2	Amended and Restated Promissory Note (Key Bank)(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on March 9, 2018)

10.3	Amendment to Stockholders Agreement, dated as of March 29, 2018, by and between Plymouth Industrial REIT, Inc. and DOF IV REIT Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on April 4, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

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

Dated: May 3, 2018