Form 10-Q
period 2018-06-30
Plymouth Industrial REIT Inc.
filed 2018-08-08
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018

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

As of August 8, 2018 the Registrant had outstanding 4,661,507 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Real estate properties	$320,863	$303,402
Less accumulated depreciation	(32,809)	(25,013)
Real estate properties, net	288,054	278,389

Cash	4,311	12,915
Cash held in escrow	6,221	5,074
Restricted cash	1,596	1,174
Deferred lease intangibles, net	25,020	27,619
Other assets	7,430	4,782
Total assets	$332,632	$329,953

Liabilities, Series A preferred stock and equity (deficit)
Liabilities:
Secured debt, net	$251,919	$195,431
Mezzanine debt, net	—	29,364
Borrowings under line of credit, net	18,678	20,837
Deferred interest	—	1,357
Accounts payable, accrued expenses and other liabilities	16,864	16,015
Deferred lease intangibles, net	6,657	6,807
Total liabilities	294,118	269,811
Commitments and contingencies (Note 11)

Preferred stock, Series A; $0.01 par value, 100,000,000 shares authorized; 2,040,000 shares issued and outstanding (aggregate liquidation preference of $51,000)	48,868	48,931

Equity (deficit):
Common stock, $0.01 par value: 900,000,000 shares authorized; 3,556,043 and 3,819,201 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	36	39
Additional paid in capital	114,085	123,270
Accumulated deficit	(129,982)	(119,213)
Total stockholders' equity (deficit)	(15,861)	4,096
Non-controlling interest	5,507	7,115
Total equity (deficit)	(10,354)	11,211
Total liabilities, Series A preferred stock and equity (deficit)	$332,632	$329,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Rental revenue	$9,019	$3,650	$17,503	$7,294
Tenant recoveries	2,957	1,376	5,903	2,670
Other revenue	71	1	521	1
Total revenues	12,047	5,027	23,927	9,965

Operating expenses:
Property	3,787	1,517	8,240	2,925
Depreciation and amortization	6,444	2,785	12,986	5,557
General and administrative	1,533	1,209	2,905	1,933
Acquisition costs	—	82	—	82
Total operating expenses	11,764	5,593	24,131	10,497

Operating income/(loss)	283	(566)	(204)	(532)

Other expense:
Interest expense	(4,216)	(2,802)	(8,202)	(5,743)
Loss on debt extinguishment	(3,601)	—	(3,601)	—
Total other expense	(7,817)	(2,802)	(11,803)	(5,743)

Net loss	(7,534)	(3,368)	(12,007)	(6,275)
Less: loss attributable to non-controlling interest	(829)	(2,209)	(1,292)	(4,674)
Net loss attributable to Plymouth Industrial REIT, Inc.	(6,705)	(1,159)	(10,715)	(1,601)
Less: Series A preferred stock dividends	956	—	1,912	—
Less: amount allocated to participating securities	46	—	107	—
Net loss attributable to common stockholders	$(7,707)	$(1,159)	$(12,734)	$(1,601)
Net loss per share attributable to common stockholders	$(2.27)	$(1.26)	$(3.61)	$(2.55)

Weighted-average common shares outstanding basic and diluted	3,400,012	922,885	3,522,959	629,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance January 1, 2018	2,040,000	$48,931	3,819,201	$39	$123,270	$(119,213)	$4,096	$7,115	$11,211
Series A Preferred stock offering costs		(63)	—	—	—	—	—	—	—
Common stock offering costs			—	—	(8)	—	(8)	—	(8)
Stock based compensation			—	—	400	—	400	—	400
Dividends and distributions			—	—	(4,580)	—	(4,580)	(316)	(4,896)
Repurchase and retirement of common stock			(263,158)	(3)	(4,997)	(54)	(5,054)	—	(5,054)
Net loss			—	—	—	(10,715)	(10,715)	(1,292)	(12,007)
Balance, June 30, 2018	2,040,000	$48,868	3,556,043	$36	$114,085	$(129,982)	$(15,861)	$5,507	$(10,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(12,007)	$(6,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,986	5,557
Straight line rent adjustment	(818)	(76)
Intangible amortization in rental revenue, net	(717)	(166)
Loss on extinguishment of debt	3,601	—
Accretion of interest and deferred interest	1,660	958
Change in fair value of warrant derivative	(48)	—
Stock based compensation	400	35
Changes in operating assets and liabilities:
Other assets	(1,830)	(704)
Deferred leasing costs	(571)	(5)
Accounts payable, accrued expenses and other liabilities	169	(1,093)
Net cash provided by (used in) operating activities	2,825	(1,769)
Investing activities
Acquisition of properties	(16,896)	—
Real estate improvements	(1,668)	(240)
Net cash used in investing activities	(18,564)	(240)
Financing activities
Redemption of non-controlling interest	—	(25,582)
Net proceeds from common stock	(8)	50,279
Additional offering costs of preferred stock	(63)	—
Proceeds from issuance of secured debt	57,200	—
Repayment of mezzanine debt	(34,698)	—
Proceeds from credit facility	18,825	—
Repayment of credit facility	(21,000)
Debt issuance costs	(1,602)	—
Repurchase of common stock	(5,054)	—
Dividends paid	(4,896)	—
Net cash provided by financing activities	8,704	24,697
Net change in cash, cash equivalents and restricted cash	(7,035)	22,688
Cash, cash equivalents and restricted cash at beginning of year	19,163	10,201
Cash, cash equivalents and restricted cash at end of year	$12,128	$32,889
Supplemental Cash Flow Disclosures:
Interest paid	$6,542	$4,778
Supplemental Non-Cash Investing and Financing Activities:
Non cash capital contribution by investor related to adjustment of Redemption Price of redeemable preferred interest	$—	$1,019
Offering costs included in accounts payable, accrued expenses and other liabilities	—	$727
Shares issued in Private Placement for Redemption of Redeemable Preferred Interest	—	$5,000
Redemption of non-controlling interest related to preferred interest	—	$56,795
Warrants issued	—	$140
Dividends declared included in dividends payable	$2,290	$237
Distribution payable to non-controlling interest holder	$158	$—
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$350	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company is focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of June 30, 2018, the Company through its subsidiaries owns 51 industrial properties comprising approximately 9.5 million square feet.

The Company completed its initial listed public offering (IPO) of common stock (Offering) on June 14, 2017, which resulted in the issuance of 3,060,000 shares of common stock, including 160,000 shares of common stock issued to cover the underwriters’ over-allotment exercised on July 12, 2017, at $19.00 per share in exchange for gross proceeds of $58,140 and $52,559, net of offering costs. The Company utilized a portion of the proceeds from the Offering to redeem $20,000 of the $25,000 non-controlling interest held by an affiliate of Torchlight Investors LLC (“Torchlight“). The Company issued 263,158 shares at $19.00 per share in a private placement with an affiliate of Torchlight, which occurred contemporaneously with the Offering, for the redemption of the remaining $5,000 non-controlling interest.

On March 29, 2018, the Company repurchased and retired the 263,158 shares of common stock owned by an affiliate of Torchlight in a privately negotiated transaction of $19 per share, or, $5,000 in the aggregate. In conjunction with the repurchase, the Company amended the Stockholders Agreement with Torchlight to terminate all rights under the agreement other than customary registration rights related to shares of our common stock that may be issued upon the exercise of the warrants held by an affiliate of Torchlight. (see Note 6).

The accompanying condensed consolidated financial statements include the following entities:

Name	Relationship	Formation

Plymouth Industrial REIT, Inc.	Parent	2011
Plymouth Industrial OP LP	89.4%-owned subsidiary*	2011
Plymouth Industrial 20 Financial LLC	Wholly-owned subsidiary	2016
Plymouth Industrial 20 LLC (20 LLC)	Wholly-owned subsidiary *	2016
20 individual property LLCs	Wholly-owned subsidiary *	2014
Plymouth MWG Holdings LLC	Wholly-owned subsidiary	2017
30 individual property LLCs	Wholly-owned subsidiary	2017
2 individual property LLCs	Wholly-owned subsidiary	2018

* See Note 8 for discussion of non-controlling interests.

Basis of Presentation

The Company’s condensed consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and controlling interests. All intercompany accounts and transactions have been eliminated in consolidation.

These interim condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. It is suggested that these interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2017 and 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 8, 2018.

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

The Company believes the cash on hand at June 30, 2018, available borrowings under its line of credit and cash expected to be provided by future operating activities will provide sufficient liquidity for it to operate through at least twelve months from the filing of this Form 10-Q.

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

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2018 and December 31, 2017 the Company did not recognize an allowance for doubtful accounts. The Company did not have any bad debt expense or write-offs during the six months ended June 30, 2018 and 2017.

For the six months ended June 30, 2018 and 2017, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

For the six months ending June 30, 2018 there were no tenants that represented 10% or greater of rental revenue. For the six months ended June 30, 2017, there were two tenants, Pier One and Perseus, who represented 10% or greater of rental revenue at 12.7% and 10%, respectively.

Rental revenue and tenant recoveries is comprised of the following:

	Period Ended	Period Ended
	June 30,	June 30,
	2018	2017
Income from lease	$15,968	$7,052
Straight-line rent adjustment	818	76
Reimbursable expenses	5,903	2,670
Amortization of above market leases	(270)	(90)
Amortization of below market leases	987	256
Total	$23,406	$9,964

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2018 and December 31, 2017. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2018, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents as presented on balance sheet	$4,311	$12,915
Cash held in escrow as presented on balance sheet	6,221	5,074
Restricted cash as presented on balance sheet	1,596	1,174
Cash, cash equivalents and restricted cash as presented on cash flow statement	$12,128	$19,163

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 2 inputs such as interest rates and credit spreads, are applied in determining the fair value of the interest rate cap in the amount of $0 at June 30, 2018. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $112 at June 30, 2018 discussed in Note 6.

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, senior secured debt, line of credit, accounts payable and accrued expenses and other current liabilities. The values of these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

Debt Issuance Costs

Debt issuance costs are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $7,221 and $6,475 at June 30, 2018 and December 31, 2017, respectively, and related accumulated amortization amounted to $1,668 and $982 at June 30, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs amounted to $5,553 and $5,493 at June 30, 2018 and December 31, 2017, respectively.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the periods ended June 30, 2018 and 2017.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Derivative Instrument

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value is mark to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are, classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on discounting future cash flows interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), as amended by ASU 2018-10, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations, and plans to adopt this standard effective January 1, 2019.

At June 30, 2018, the Company has one office space lease that will require us to measure and record a right-of-use asset and a lease liability upon adoption of the standard. The Company is in the process of evaluating the impact of this pronouncement on our condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

3. Real Estate Properties

Real estate properties consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Land and improvements	$63,688	$59,797
Buildings	234,671	221,175
Site improvements	22,034	21,489
Construction in process	470	941
	320,863	303,402
Less accumulated depreciation	(32,809)	(25,013)
Real estate properties	$288,054	$278,389

Depreciation expense was $7,796 and $3,789 for the six months ended June 30, 2018 and 2017, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

4. Acquisition of Properties

The Company made the following acquisitions of properties during the three months ended June 30, 2018:

On April 9, 2018, the Company acquired a two-property portfolio of industrial properties, consisting of approximately 270,000 square feet, located in Chicago, Illinois for an aggregate purchase price of approximately $15,675. The buildings are 100% leased as of June 30, 2018.

During Q2, 2018, the Company capitalized an additional $955 in acquisition costs related to the MWG portfolio as a result of a final true up of the acquisition costs incurred.

The allocation of purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their fair values as of the acquisition date is as follows:

Chicago. IL
Total Purchase Price
Purchase Price	$15,675
Acquisition Costs	266
Additional acquisition costs from MWG portfolio	955
Total	$16,896

Allocation of Purchase Price
Land	$3,427
Building	11,632
Site Improvements	384
Total real estate properties	15,443

Deferred lease intangibles
Tenant relationships	255
Leasing Commissions	854
Lease in Place Value	1,181
Total deferred lease intangibles	2,290
Deferred lease intangibles-
Below Market Lease Value	(837)
Totals	$16,896

5. Borrowing Arrangements

The Company’s secured debt, net of unamortized debt issuance costs, is as follows:

	June 30,	December 31,
	2018	2017
$120,000 AIG Loan	$116,875	$116,700
MWG Portfolio Secured Term Loan	78,965	78,731
Minnesota Life Loan	21,114	—
KeyBank Term Loan	34,965	—
	$251,919	$195,431

AIG Loan

Certain indirect subsidiaries of Plymouth Industrial OP, LP, our Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of June 30, 2018 and December 31, 2017, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC (see Note 8). The obligations under the AIG Loan are also guaranteed in certain circumstances by our Company and certain of our Operating Partnership’s wholly-owned subsidiaries.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at June 30, 2018. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

The borrowings amounted to $116,875 and $116,700, net of $3,125 and $3,300 of unamortized debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

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

The MWG Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The MWG Loan Agreement also contains financial covenants that require the borrowers to maintain a minimum ratio of net cash flow (less management fees) to the outstanding principal balance under the loan agreement of at least 9.0%. In the event of a default by the Borrowers, the agent may declare all obligations under the MWG Loan Agreement immediately due and payable and enforce any and all rights of the lender or the agent under the MWG Loan Agreement and related documents. The Company is in compliance with the respective covenants at June 30, 2018.

In connection with the MWG Loan Agreement, the Company entered into an interest rate cap agreement on April 13, 2018, which protects the Company in the event LIBOR increases above 4% and which matures on December 1, 2019. The interest rate cap is recorded at fair value based upon an independent third-party valuation source. The fair value of the interest rate cap agreement was $0 at June 30, 2018. At June 30, 2018 the one-month LIBOR was 2.09%.

Borrowings outstanding amounted to $78,965 and $78,731, net of $835 and $1,069 of unamortized debt issuance costs at June 30, 2018 and December 31, 2017, respectively. The MWG Loan Agreement was paid in full as of July 10, 2018. See Note 12, subsequent events.

Minnesota Life Loan

On April 30, 2018, certain subsidiaries of our operating partnership entered into a secured loan agreement with Minnesota Life Insurance Company, or the Minnesota Life Loan, in the original principal amount of $21,500. The Minnesota Life Loan bears interest at 3.78% per annum and has a ten-year term, maturing on May 1, 2028. The Minnesota Life Loan provides for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Minnesota Life Loan are secured by first lien mortgages on seven of the Company’s properties.

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. In the event of a default by the Borrowers, the agent may declare all obligations under the Minnesota Life Loan immediately due and payable and enforce any and all rights of the lender or the agent under the Minnesota Life Loan and related documents. The Company is in compliance with the respective covenants at June 30, 2018.

Borrowings outstanding amounted to $21,114, net of $386 of unamortized debt issuance costs at June 30, 2018.

KeyBank Term Loan

On May 23, 2018, the Company entered into a loan agreement with KeyBank National Association, or KeyBank, for a senior secured term loan (“KeyBank Term Loan”). The KeyBank Term Loan provides for a loan of $35,700 and matures on the earlier of (1) August 11, 2021 or (2) the date KeyBank ceases to serve as administrative agent under the KeyBank Credit Agreement. The KeyBank Term Loan bears interest, at the Company’s option, at either (1) LIBOR plus 7% or (2) KeyBank’s base rate plus 6%. Interest at June 30, 2018 was based on libor plus 7%. The KeyBank Term Loan is secured by, among other things, pledges of the equity interests in Plymouth Industrial 20 and each of its property owning subsidiaries. The KeyBank Term Loan required us to use the net proceeds from the KeyBank Term Loan to repay the Torchlight Mezzanine Loan. The repayment of the Torchlight Mezzanine Loan was completed May 24, 2018.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

The KeyBank Term Loan contains customary affirmative and negative covenants for term loans of this type, including limitations with respect to mergers, dispositions of assets, change of management or change of control and transactions with affiliates. The KeyBank Term Loan requires us to apply up to $20,000 of the net proceeds from any additional equity raised to the repayment of the KeyBank Line of Credit Agreement or escrow those funds with KeyBank, until the MWG Loan Agreement is refinanced with a non-recourse mortgage loan and upon refinancing the MWG Loan Agreement, an amount equal to 25% of the Net Proceeds thereafter. The Company completed an equity financing on July 23, 2018 as disclosed in Note 12 and repaid $4,064 of the term loan to KeyBank.

The KeyBank Term Loan contains financial covenants that will require us to limit our total leverage to 72.5% of our aggregate assets for the next 18 months and thereafter reduce our total leverage ratio to 70%, with a cap of 65% upon the repayment of the KeyBank Term Loan. The KeyBank Term Loan also requires us to maintain a fixed charge coverage ratio of 1.25 to 1 and a debt service coverage ratio of 1.50 to 1. In the event of a default by the Borrowers, the agent may declare all obligations under the KeyBank Term Loan immediately due and payable and enforce any and all rights of the lender or the agent under the KeyBank Term Loan and related documents. The Company is in compliance with the respective covenants at June 30, 2018.

Borrowings outstanding amounted to $34,965, net of $735 of unamortized debt issuance costs at June 30, 2018.

The Company also has the following borrowing arrangements:

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

The Line of Credit Agreement, consistent with the KeyBank Term Loan covenants, requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at June 30, 2018. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $18,678 and $20,837, net of unamortized debt issuance costs of $472 and $488 at June 30, 2018 and December 31, 2017, respectively. Borrowings available under the Line of Credit Agreement amounted to $9,675, net of a letter of credit totaling $93, at June 30, 2018.

$30,000 Mezzanine Loan

On May 24, 2018, the $30,000 Mezzanine Loan was paid in full for a total consideration of $35,000. Included within the $35,000 consideration is the return of the $30,000 principal, accrued interest outstanding of $1,786, interest expense for the stub period of May 2018 of $318 and a repayment premium of approximately $2,896. The Company had paid approximately $8,232 in interest during the term of the loan. The Company recognized a $3,601 loss on extinguishment of debt upon completion of the repayment which consisted of the aforementioned repayment premium, write off of unamortized deferred financing fees of $689 and legal expenses of approximately $16.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock

Common Stock Warrants

On June 14, 2017, the Company issued warrants to an affiliate of Torchlight to acquire 250,000 shares of the Company’s common stock at a strike price of $23.00 per share, which expire in 2022.

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

A roll-forward of the warrants is as follows:

Balance at January 1, 2018	$160
Change in fair value	(48)
Balance at June 30, 2018	$112

The warrants in the amount of $112 at June 30, 2018 represent their fair value determined using a Monte-Carlo option pricing model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $23.00, volatility of 19.2%, an expected annual dividend of $1.50, a term of 3.94 years and an annual risk-free interest rate of 2.71%. The warrants in the amount of $160 at December 31, 2017 were determined using a Monte-Carlo option pricing model, whose significant inputs into the model were volatility of 18.9%, an expected dividend yield of 7.5%, a term of 4.4 years and an annual risk-free interest rate of 2.15%. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants have an expiration date of June 13, 2022. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the six months ended June 30, 2018.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared or paid during the six months ended June 30, 2018 and for the year ended December 31, 2017. The Company did not declare or pay any distributions during 2016 or in 2017 prior to completion of the Offering.

	Cash Dividends Declared per Share	Aggregate Amount
2018
First quarter	$0.3750	$1,334
Second quarter	$0.3750	$1,334

	Cash Dividends Declared per Share	Aggregate Amount
2017
Second quarter (commencing June 14, 2017 to June 30, 2017)	$0.0650	$238
Third quarter	$0.3750	$1,430
Fourth quarter	$0.3750	$1,430

7. Series A Preferred Stock

The table below sets forth the Company’s outstanding preferred stock issuances as of June 30, 2018:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Interest Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$ 25	7.5%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

7. Series A Preferred Stock (continued)

The following table sets forth the 7.5% Series A preferred stock distributions that were declared or paid during the six months ended June 30, 2018 and the year ended December 31, 2017. The Company did not pay any dividends prior to the offering of its Series A Preferred Stock on October 25, 2017.

	Cash Dividends Declared per Share	Aggregate Amount
2018
First quarter	$0.46875	$956
Second quarter	$0.46875	$956

	Cash Dividends Declared per Share	Aggregate Amount
2017
Fourth quarter (commencing October 25, 2017 to December 31, 2017)	$0.3542	$723

8. Non-Controlling Interests

Non-controlling Interests Previously Held by Torchlight

As discussed in Note 1, and in connection with the refinancing of the Company’s debt on October 17, 2016, the Company established the following subsidiaries:

Plymouth Industrial 20 Financial LLC

The REIT through its operating partnership Plymouth Industrial OP, LP is the sole member of Plymouth Industrial 20 Financial LLC.

Plymouth Industrial 20 LLC (20 LLC)

For the period October 17, 2016 to June 13, 2017, the REIT through Plymouth Industrial 20 Financial LLC, was the managing member in 20 LLC with a 0.5% ownership interest. An affiliate of Torchlight held the remaining 99.5% interest in 20 LLC. This 99.5% interest was redeemed on June 14, 2017 by the REIT and 20 LLC is now a single member LLC with Plymouth Industrial 20 Financial LLC as the sole member. The proportionate share of the loss attributed to the non-controlling interest held by Torchlight was $4,674 for the six months ended June 30, 2017, and $2,209 for the three months ended June 30, 2017. The redemption resulted in elimination of the non-controlling interest and an adjustment to equity (deficit) in the amount of $56,795. An adjustment to the redemption price in the first quarter 2017 was deemed a non-cash capital contribution in the amount of $1,019.

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

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through is Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007 to the former owners of the Shadeland Portfolio. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The proportionate share of the loss attributed to the partnership units was $829 and $0 for the three months ending June 30, 2018 and 2017, respectively, and $1,292 and $0 for the six months ending June 30, 2018 and 2017, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

9. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the six months ended June 30, 2018:

Shares
Unvested restricted stock at January 1, 2018	163,157
Granted	—
Forfeited	—
Vested	(40,528)
Unvested restricted stock at June 30, 2018	122,629

The Company recorded equity-based compensation in the amount of $400 and $35 for the six months ended June 30, 2018 and 2017, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations. Equity-based compensation expense for shares issued to employers and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2018 was approximately $2,280 and is expected to be recognized over a weighted average period of approximately 3 years.

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(7,534)	$(3,368)	$(12,007)	$(6,275)
Less: loss attributable to non-controlling interest	(829)	(2,209)	(1,292)	(4,674)
Net loss attributable to Plymouth Industrial REIT, Inc.	(6,705)	(1,159)	(10,715)	(1,601)
Less: Series A Preferred dividend	956	—	1,912	—
Less: amount allocated to participating securities	46	—	107	—
Net loss attributable to common stockholders	$(7,707)	$(1,159)	$(12,734)	$(1,601)

Denominator
Weighted-average common shares outstanding basic and diluted	3,400,012	922,885	3,522,959	629,057

Net loss per share attributable to common stockholders – basic and diluted	$(2.27)	$(1.26)	$(3.61)	$(2.55)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at June 30, 2018 include the 250,000 shares of common stock warrants and 122,629 shares of restricted common stock. The stock warrants and restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

11. Commitments and Contingencies

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

12. Subsequent Events

On July 10, 2018, certain subsidiaries of our operating partnership entered into a secured loan agreement with Aegon USA Realty Advisors, as agent for one of its affiliated life insurance companies, or the Aegon Lender, in the original principal amount of $78,000. The Aegon Secured Term Loan bears interest at 4.35% per annum and has a ten-year term, maturing on August 1, 2028. The Aegon Secured Term Loan provides for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Aegon Secured Term Loan are secured by first lien mortgages on eighteen of the Company’s properties. Proceeds from the Aegon Secured Term Loan were used to retire the outstanding borrowings under the MWG Portfolio Secured Loan.

On July 23, 2018, the Company closed on its underwritten registered public offering of 1,102,464 shares of its common stock at a public offering price of $15.60 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 165,370 shares of common stock. Net proceeds of the offering to the Company were approximately $16,253, after deducting underwriting commissions and offering expenses payable by the Company.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto as of June 30, 2018 and 2017 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K“) filed with the Security and Exchange Commission (the “SEC”) on March 8, 2018, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2017 and 2016 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company’s portfolio at June 30, 2018 consists of 51 industrial properties (the “Company Portfolio”) located in nine states with an aggregate of approximately 9.5 million rentable square feet leased to 90 different tenants.

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

Occupancy Rates.     As of June 30, 2018, the Company Portfolio was approximately 93.4% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

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

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from July 1, 2018 through to December 31, 2020, an aggregate of 38.3% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During 2017 and 2018, leases for space totaling 1,965,915 square feet (21% of the Company Portfolio) either was subject to renewal or expired. Approximately 40% of the expired space was renewed and an additional 916,990 square feet was leased long term with new tenants. At June 30, 2018, the vacancy rate of the Company Portfolio was 6.6% factoring in the vacancy rate associated with the properties acquired in the third and fourth quarter of 2017.

During the year ended December 31, 2017 and six months ended June 30, 2018, we negotiated 20 leases with durations in excess of six months encompassing 1,399,566 square feet and negotiated 7 leases with a duration of less than six months encompassing 268,533 square feet. Renewed leases made up 37.8% of the square footage covered by the 20 leases in excess of 6 months, and the rent under the renewed leases increased an average of 4.1% over the prior leases. Leases to new tenants comprised the other 62.2% of the square footage covered by the 20 leases in excess of 6 months, and the rent under the new leases increase an average of 10.9% over the prior leases. The rental rates under the 20 leases in excess of 6 months entered into during 2017 and 2018, increased by an average of 8.0% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2017 and the six months ended June 30, 2018.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2017	Renewals	234,679	84.1%	$4.25	$4.51	6.2%	$0.07	$0.13
	New Leases	44,268	15.9%	$2.16	$3.00	38.7%	$0.41	$0.27
	Total	278,947	100.0%	$3.92	$4.27	9.1%	$0.13	$0.15

2018	Renewals	293,672	26.2%	$4.54	$4.65	2.4%	$0.07	$0.11
	New Leases	826,947	73.8%	$3.58	$3.94	10.0%	$0.35	$0.21
	Total	1,120,619	100.0%	$3.83	$4.13	7.7%	$0.28	$0.18

Total	Renewals	528,351	37.8%	$4.41	$4.59	4.1%	$0.07	$0.12
	New Leases	871,215	62.2%	$3.51	$3.89	10.9%	$0.36	$0.22
	Total	1,399,566	100.0%	$3.85	$4.16	8.0%	$0.25	$0.18

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

General and Administrative Expenses

As a newly public company, we expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with various provisions of the Sarbanes-Oxley Act. In addition, we anticipate that our staffing levels will increase slightly from thirteen employees as of the date of this quarterly report on Form 10-Q to between 14 and 16 employees during the 12 to 24 months following June 30, 2018 and, as a result, our general and administrative expenses will increase further.

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

During the six months ended June 2018, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 8, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Going concern
•	Cash equivalents and restricted cash
•	Real estate property acquisitions, capitalization and depreciation
•	Income taxes
•	Amortization of deferred lease intangibles – assets and liabilities
•	Impairment of Long-lived assets
•	Consolidation

Accordingly, we believe the policies set forth in our 2017 10-K are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations (amounts in thousands)

Three months Ended June 30, 2018 Compared to June 30, 2017

	Same Store Portfolio				Acquisitions				Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Change		Three months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenue:
Rental revenue	$3,423	$3,650	$(227)	-6.2%	$5,596	$—	$5,596	nm	$9,019	$3,650	$5,369	147.1%
Tenant recoveries	1,425	1,376	49	3.6%	1,532	—	1,532	nm	2,957	1,376	1,581	114.9%
Total operating revenues	4,848	5,026	(178)	-3.5%	7,128	—	7,128	nm	11,976	5,026	6,950	138.3%

Property expenses	1,388	1,517	(129)	-8.5%	2,399	—	2,399	nm	3,787	1,517	2,270	149.6%
Depreciation and amortization									6,444	2,785	3,659	131.4%
General and administrative									1,533	1,209	324	26.8%
Acquisition costs									—	82	(82)	-100%
Total operating expenses									11,764	5,593	6,171	110.3%

Operating profit/(loss)									212	(567)	779	-137%

Other income (expense):
Interest expense									(4,216)	(2,802)	(1,414)	50.5%
Loss on extinguishment of debt									(3,601)	—	(3,601)	100%
Other revenue									71	1	70	7,000%
Total other income (expense)									(7,746)	(2,801)	(4,945)	176.5%

Net loss									$(7,534)	$(3,368)	$(4,166)	123.7%

Rental Revenue: Rental revenue increased by approximately $5,369 to $9,019 for the three months ended June 30, 2018 as compared to $3,650 for the three months ended June 30, 2017. The increase was primarily related to rental revenue from the acquired properties from the date of acquisition in 2017 and 2018 of $5,596 and a decrease of $227 from same store properties primarily from a decrease of base rent of $393 due to vacancies offset by an increase of $189 in straight line rent adjustments for the three months ended June 30, 2018.

Tenant recoveries: Tenant recoveries increased by approximately $1,581 to $2,957 for the three months ended June 30, 2018 as compared to $1,376 for the three months ended June 30, 2017. The increase was primarily related to tenant recoveries from the acquisitions made during 2017 of $1,532 and an increase in tenant recoveries of $49 from same store properties for the three months ended June 30, 2018.

Property Expenses:  Property expenses increased $2,270 for the three months ended June 30, 2018 to $3,787 as compared to $1,517 for the three months ended June 30, 2017 primarily for expenses related to the new property acquisitions of $2,399. Property expenses for the same store properties decreased approximately $129 primarily due to a decrease in real estate taxes of $398 as a result of a one-time adjustment primarily offset by net increases in real estate tax assessments and an increase in operating expenses of $274.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $3,659 to approximately $6,444 for the three months ended June 30, 2018 as compared to $2,785 for the three months ended June 30, 2017, primarily due to the new property acquisitions of $3,834 and a decrease of $175 for the same store properties.

General and Administrative: General and administrative expenses increased approximately $324 to $1,533 for the three months ended June 30, 2018 as compared to $1,209 for the three months ended June 30, 2017. The increase is attributable primarily to increases in non-cash stock compensation of $165, payroll expense of $67, occupancy costs associated to our headquarters of $44 and insurance of $42.

Interest Expense: Interest expense increased by approximately $1,414 to $4,216 for the three months ended June 30, 2018, as compared to $2,802 for the three months ended June 30, 2017. The increase is primarily due to the additional borrowings executed as part of our 2017 and 2018 acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the three months ended June 30, 2018 and 2017.

	Three months Ended June 30,
	2018	2017

Accrued Interest	$560	$200
Accretion of Financing Fees	466	171
Total accretion of interest and deferred interest	1,026	371
Cash Interest Paid	3,190	2,431
Total interest expense	$4,216	$2,802

Loss on extinguishment of debt: Loss on extinguishment of debt of $3,601 in 2018 was due to the early repayment of the Torchlight Mezzanine Loan.

Other revenue: Other revenue represents interest income and other items not directly related to the operations of our portfolio. The increase in other revenue by $70 to $71 for the three months ended June 30, 2018, as compared to $1 for the three months ending June 30, 2017 was due to management fees earned by the REIT.

Six months Ended June 30, 2018 Compared to June 30, 2017

	Same Store Portfolio				Acquisitions				Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenue:
Rental revenue	$6,878	$7,295	$(417)	-5.7%	$10,625	$—	$10,625	nm	$17,503	$7,295	$10,208	139.9%
Tenant recoveries	2,806	2,669	137	5.1%	3,097	—	3,097	nm	5,903	2,669	3,234	121.2%
Total operating revenues	9,684	9,964	(280)	-2.8%	13,722	—	13,722	nm	23,406	9,964	13,442	134.9%

Property expenses	3,204	2,925	279	9.5%	5,036	—	5,036	nm	8,240	2,925	5,315	181.7%
Depreciation and amortization									12,986	5,557	7,429	133.7%
General and administrative									2,905	1,933	972	50.3%
Acquisition costs									—	82	(82)	-100%
Total operating expenses									24,131	10,497	13,634	129.9%

Operating profit/(loss)									(725)	(533)	(192)	36%

Other income (expense):
Interest expense									(8,202)	(5,743)	(2,459)	42.8%
Loss on extinguishment of debt									(3,601)	—	(3,601)	nm
Other revenue									521	1	520	52,000%
Total other income (expense)									(11,282)	(5,742)	(5,540)	96.5%

Net loss									$(12,007)	$(6,275)	$(5,732)	91.3%

Rental Revenue: Rental revenue increased by approximately $10,208 to $17,503 for the six months ended June 30, 2018 as compared to $7,295 for the six months ended June 30, 2017. The increase was primarily related to rental revenue from the acquired properties from the date of acquisition in 2017 and 2018 of $10,625 and a decrease of $417 from same store properties primarily from a decrease of base rent of $784 due to vacancies offset by an increase in non-cash rent adjustments of $367 for the six months ended June 30, 2018.

Tenant recoveries: Tenant recoveries increased by approximately $3,234 to $5,903 for the six months ended June 30, 2018 as compared to $2,669 for the six months ended June 30, 2017. The increase was primarily related to tenant recoveries from the acquisitions made during 2017 of $3,097 and an increase in tenant recoveries of $137 from same store properties for the six months ended June 30, 2018.

Property Expenses:  Property expenses increased $5,315 for the six months ended June 30, 2018 to $8,240 as compared to $2,925 for the six months ended June 30, 2017 primarily for expenses related to the new property acquisitions of $5,036. Property expenses for the same store properties increased approximately $279 primarily due to a net decrease of $238 in real estate taxes as a result of a one-time adjustment offset by net increases in real estate tax assessments and net increases in utilities and operating expenses of $130 and $387, respectively.

Depreciation and Amortization: Depreciation and amortization expense increased by approximately $7,429 to approximately $12,986 for the six months ended June 30, 2018 as compared to $5,557 for the six months ended June 30, 2017, primarily due to the new property acquisitions of $13,078 and a decrease of $92 for the same store properties.

General and Administrative: General and administrative expenses increased approximately $972 to $2,905 for the six months ended June 30, 2018 as compared to $1,933 for the six months ended June 30, 2017. The increase is attributable primarily to an increase in accounting, legal and other professional expenses of approximately $144 related to public company costs, non-cash stock compensation of $365 associated with restricted stock grants, increased payroll expense of $170, increased occupancy costs for our headquarters of $75 and increased insurance expense of $90.

Interest Expense: Interest expense increased by approximately $2,459 to $8,202 for the six months ended June 30, 2018, as compared to $5,743 for the six months ended June 30, 2017. The increase is primarily due to the additional borrowings executed as part of our 2017 and 2018 acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the six months ended June 30, 2018 and 2017.

	Six months Ended June 30,
	2018	2017

Accrued Interest	$806	$200
Accretion of Financing Fees	854	765
Total accretion of interest and deferred interest	1,660	965
Cash Interest Paid	6,542	4,778
Total interest expense	$8,202	$5,743

Loss on extinguishment of debt: Loss on extinguishment of debt of $3,601 in 2018 was due to the early repayment of the Torchlight Mezzanine Loan.

Other revenue: Other revenue represents interest income and other items not directly related to the operations of our portfolio. The increase in other revenue by $520 to $521 for the six months ended June 30, 2018, as compared to $1 for the six months ending June 30, 2017 was due to a non-recurring fee for services provided by the Company for a joint venture that did not materialize and management fees earned by the REIT.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NOI:
Net loss	$(7,534)	$(3,368)	$(12,007)	$(6,275)
General and administrative	1,533	1,209	2,905	1,933
Acquisition expense	—	82	—	82
Depreciation and amortization	6,444	2,785	12,986	5,557
Interest expense	4,216	2,802	8,202	5,743
Loss on debt extinguishment	3,601	—	3,601	—
Other expense (income)	(71)	(1)	(521)	(1)
NOI	$8,189	$3,509	$15,166	$7,039

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

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
EBITDA:	2018	2017	2018	2017
Net loss	$(7,534)	$(3,368)	$(12,007)	$(6,275)
Depreciation and amortization	6,444	2,785	12,986	5,557
Interest expense	4,216	2,802	8,202	5,743
Loss on debt extinguishment	3,601	—	3,601	—
EBITDA	$6,727	$2,219	$12,782	$5,025

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT, definition, as net income, computed in accordance with GAAP, excluding: gains (or losses) from sales of property, depreciation and amortization of real estate assets, impairment losses, losses on extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO (in accordance with the NAREIT definition) as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends. FFO attributable to common stockholders and unitholders represents FFO reduced by dividends paid (or declared) to holders of our preferred stock.

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
FFO:
Net loss	$(7,534)	$(3,368)	$(12,007)	$(6,275)
Depreciation and amortization	6,444	2,785	12,986	5,557
Loss on extinguishment of debt	3,601	—	3,601	—
FFO	$2,511	$(583)	$4,580	$(718)
Preferred stock dividends	(956)	—	(1,912)	—
FFO attributable to common stockholders and unit holders	$1,555	$(583)	$2,668	$(718)

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
AFFO:	2018	2017	2018	2017
FFO attributable to common stockholders and unit holders	$1,555	$(583)	$2,668	$(718)
Deferred finance fee amortization	466	171	854	765
Non-cash interest expense	560	200	806	200
Acquisition costs	—	82	—	82
Stock compensation	200	35	400	35
Straight line rent	(461)	(32)	(818)	(76)
Above/below market lease rents	(306)	(83)	(717)	(166)
Recurring capital expenditures (1)	(350)	(189)	(1,342)	(232)
AFFO	$1,664	$(399)	$1,851	$(110)

_______________

(1)	Excludes non-recurring capital expenditures of $874 and $13 for the three months ended June 30, 2018 and 2017, respectively, and $1,247 and $13 for the six months ended June 30, 2018 and 2017, respectively.

Cash Flow

A summary of our cash flows for the six months ended June 30, 2018 and 2017 are as follows:

	Six months Ended June 30,
	2018	2017
Net cash provided by/(used in) operating activities	$2,825	$(1,769)
Net cash used in investing activities	$(18,564)	$(240)
Net cash provided by financing activities	$8,704	$24,697

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2018 increased approximately $4,594 compared to the six months ended June 30, 2017 primarily due to an increase in depreciation expense, accretion of interest and deferred interest and loss on extinguishment of debt partially offset by an increase in other assets for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Investing Activities: Net cash used in investing activities for the six months ended June 30, 2018 increased approximately $18,324 compared to the six months ended June 30, 2017 primarily due to the property acquisitions completed during Q2 2018 and an increase in capital expenditures as a result of our expanded portfolio.

Financing Activities: Net cash provided by financing activities for the six months ended June 30, 2018 was $8,704 compared to $24,697 for the six months ended June 30, 2017. The change was due to the repurchase of common shares held by Torchlight and debt re-financing activities during the six months ended June 30, 2018 compared to the completion of our IPO and capital restructuring activities during the six months ended June 30, 2017.

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

On July 10, 2018, certain subsidiaries of our operating partnership entered into a secured loan agreement with Aegon USA Realty Advisors, as agent for one of its affiliated life insurance companies, or the Aegon Lender, in the original principal amount of $78,000. The Aegon Secured Term Loan bears interest at 4.35% per annum and has a ten-year term, maturing on August 1, 2028. The Aegon Secured Term Loan provides for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Aegon Secured Term Loan are secured by first lien mortgages on eighteen of the Company’s properties. Proceeds from the Aegon Secured Term Loan were used to retire the outstanding borrowings under the MWG Portfolio Secured Loan.

On July 23, 2018, the Company closed on its underwritten registered public offering of 1,102,464 shares of its common stock at a public offering price of $15.60 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 165,370 shares of common stock. Net proceeds of the offering to the Company were approximately $16,253, after deducting underwriting commissions and offering expenses payable by the Company.

Existing Indebtedness as of June 30, 2018 (amounts in thousands)

AIG Loan

Certain indirect subsidiaries of our Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of June 30, 2018 and December 31, 2017, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the 20 LLC properties. The obligations under the AIG Loan are also guaranteed in certain circumstances by our Company and certain of our Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at June 30, 2018. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

The borrowings amounted to $116,875 and $116,700, net of $3,125 and $3,300 of unamortized debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

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

The MWG Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The MWG Loan Agreement also contains financial covenants that require the borrowers to maintain a minimum ratio of net cash flow (less management fees) to the outstanding principal balance under the loan agreement of at least 9.0%. In the event of a default by the Borrowers, the agent may declare all obligations under the MWG Loan Agreement immediately due and payable and enforce any and all rights of the lender or the agent under the MWG Loan Agreement and related documents. The Company is in compliance with the respective covenants at June 30, 2018.

In connection with the MWG Loan Agreement, the Company entered into an interest rate cap agreement on April 13, 2018, which protects the Company in the event LIBOR increases above 4% and which matures on December 1, 2019. The interest rate cap is recorded at fair value based upon an independent third-party valuation source. The fair value of the interest rate cap agreement was $0 at June 30, 2018. At June 30, 2018 the one-month LIBOR was 2.09%.

Borrowings outstanding amounted to $78,965 and $78,731, net of $835 and $1,069 of unamortized debt issuance costs at June 30, 2018 and December 31, 2017, respectively. The MWG Loan Agreement was paid in full as of July 10, 2018 in connection with borrowings obtain from Aegon USA Realty Advisors as previously discussed in Note 12 of our unaudited condensed consolidated financial statements.

Minnesota Life Loan

On April 30, 2018, certain subsidiaries of our operating partnership entered into a secured loan agreement with Minnesota Life Insurance Company, or the Minnesota Life Loan, in the original principal amount of $21,500. The Minnesota Life Loan bears interest at 3.78% per annum and has a ten-year term, maturing on May 1, 2028. The Minnesota Life Loan provides for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Minnesota Life Loan are secured by first lien mortgages on seven of the Company’s properties.

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. In the event of a default by the Borrowers, the agent may declare all obligations under the Minnesota Life Loan immediately due and payable and enforce any and all rights of the lender or the agent under the Minnesota Life Loan and related documents. The Company is in compliance with the respective covenants at June 30, 2018.

Borrowings outstanding amounted to $21,114, net of $386 of unamortized debt issuance costs at June 30, 2018.

KeyBank Term Loan

On May 23, 2018, the Company entered into a loan agreement with KeyBank National Association, or KeyBank, for a senior secured term loan (“KeyBank Term Loan”). The KeyBank Term Loan provides for a loan of $35,700 and matures on the earlier of (1) August 11, 2021 or (2) the date KeyBank ceases to serve as administrative agent under the KeyBank Credit Agreement. The KeyBank Term Loan bears interest, at our option, at either (1) LIBOR plus 7% or (2) KeyBank’s base rate plus 6%. Interest at June 30, 2018 was based on libor plus 7%.The KeyBank Term Loan is secured by, among other things, pledges of the equity interests in Plymouth Industrial 20 and each of its property owning subsidiaries. The KeyBank Term Loan required us to use the net proceeds from the KeyBank Term Loan to repay the Torchlight Mezzanine Loan. The repayment of the Torchlight Mezzanine Loan was completed May 24, 2018.

The KeyBank Term Loan contains customary affirmative and negative covenants for term loans of this type, including limitations with respect to mergers, dispositions of assets, change of management or change of control and transactions with affiliates. The KeyBank Term Loan requires us to apply up to $20,000 of the net proceeds from any additional equity raised to the repayment of the KeyBank Line of Credit Agreement or escrow those funds with KeyBank, until the MWG Loan Agreement is refinanced with a non-recourse mortgage loan and upon refinancing the MWG Loan Agreement, an amount equal to 25% of the Net Proceeds thereafter. The Company completed an equity financing on July 23, 2018 and repaid $4,064 of the term loan to KeyBank.

The KeyBank Term Loan contains financial covenants that will require us to limit our total leverage to 72.5% of our aggregate assets for the next 18 months and thereafter reduce our total leverage ratio to 70%, with a cap of 65% upon the repayment of the KeyBank Term Loan. The KeyBank Term Loan also requires us to maintain a fixed charge coverage ratio of 1.25 to 1 and a debt service coverage ratio of 1.50 to 1. In the event of a default by the Borrowers, the agent may declare all obligations under the KeyBank Term Loan immediately due and payable and enforce any and all rights of the lender or the agent under the KeyBank Term Loan and related documents. The Company is in compliance with the respective covenants at June 30, 2018.

Borrowings outstanding amounted to $34,965, net of $735 of unamortized debt issuance costs at June 30, 2018.

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

The Line of Credit Agreement requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at June 30, 2018. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $18,678 and $20,837, net of unamortized debt issuance costs of $472 and $488 at June 30, 2018 and December 31, 2017, respectively. Borrowings available under the Line of Credit Agreement amounted to $9,675, net of a letter of credit totaling $93, at June 30, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands)

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our Line of Credit Agreement, MWG Portfolio Secured Term Loan and KeyBank Term Loan agreement, which bear interest at a variable rate.

At June 30, 2018, we had $134,650 of outstanding variable rate debt, which were subject to a weighted average interest rate of 6.1% during the three months ended June 30, 2018. Based on the variable rate borrowings outstanding as of June 30, 2018, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended June 30, 2018, our interest expense for the quarter would have increased by approximately $337. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Interest Rate Risk (amounts in thousands)

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

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value is mark to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are, classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on discounting future cash flows interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The fair value of the interest rate cap agreement was $0 at June 30, 2018. At June 30, 2018 the one-month LIBOR was 2.09%.

Related to this interest rate cap agreement, a 100 basis point increase above LIBOR being 4% will decrease our interest expense by approximately $798 per annum.

As discussed in Note 12 of our unaudited condensed consolidated financial statements, the MWG Loan Agreement was paid in full as of July 10, 2018 in connection with fixed rate borrowings obtained from Aegon USA Realty Advisors. The key terms of the interest rate cap agreement with J.P. Morgan remained in place after the repayment of the MWG Loan Agreement and continue to have a maturity date of December 1, 2019.

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

In connection with the preparation of this Form 10-Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. As described below, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result management has concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.

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

As of June 30, 2018, management has not completed a proper monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective.

The specific material weaknesses that management identified in our internal controls as of June 30, 2018 is as follows:

•	Due to limited financial and accounting resources the Company has not fully tested existing controls to meet the requirements of COSO’s 2013 framework.

Company’s management concluded that in light of the material weakness described above, our Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on the criteria set forth in the 2013 framework issued by the COSO.

(c) Remediation

During the fourth quarter of 2017 the Company initiated a full review and evaluation of key processes and procedures, and completion of documentation that can be monitored and tested independently. The documentation process has been completed and initial testing has commenced. Management expects the remediation of the current material weakness through testing activities to be completed in between the fourth quarter of 2018 and the year ending December 31, 2019.

If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2018	None	N/A	None	None
February 1 – February 28, 2018	None	N/A	None	None
March 1 – March 31, 2018	263,158	19.00	None	None
April 1 – April 30, 2018	None	N/A	None	None
May 1 – May 31, 2018	None	N/A	None	None
June 1 – June 30, 2018	None	N/A	None	None
Total	263,158

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

Dated: August 8, 2018