Form 10-Q
period 2018-09-30
Plymouth Industrial REIT Inc.
filed 2018-11-13
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☑

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☐   NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018 the Registrant had outstanding 4,821,876 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Real estate properties	$347,065	$303,402
Less accumulated depreciation	(36,830)	(25,013)
Real estate properties, net	310,235	278,389

Cash	5,966	12,915
Cash held in escrow	3,875	5,074
Restricted cash	1,716	1,174
Deferred lease intangibles, net	25,057	27,619
Other assets	6,409	4,782
Total assets	$353,258	$329,953

Liabilities, Series A preferred stock and equity (deficit)
Liabilities:
Secured debt, net	$245,627	$195,431
Mezzanine debt, net	—	29,364
Borrowings under line of credit, net	35,133	20,837
Deferred interest	—	1,357
Accounts payable, accrued expenses and other liabilities	17,101	16,015
Deferred lease intangibles, net	6,439	6,807
Total liabilities	304,300	269,811
Commitments and contingencies (Note 11)

Preferred stock, Series A; $0.01 par value, 100,000,000 shares authorized; 2,040,000 shares issued and outstanding (aggregate liquidation preference of $51,000)	48,868	48,931

Equity (deficit):
Common stock, $0.01 par value: 900,000,000 shares authorized; 4,821,876 and 3,819,201 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	49	39
Additional paid in capital	129,392	123,270
Accumulated deficit	(134,283)	(119,213)
Total stockholders' equity (deficit)	(4,842)	4,096
Non-controlling interest	4,932	7,115
Total equity (deficit)	90	11,211
Total liabilities, Series A preferred stock and equity (deficit)	$353,258	$329,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Rental revenue	$8,742	$4,698	$26,245	$11,994
Tenant recoveries	2,906	1,744	8,809	4,413
Other revenue	5	224	526	226
Total revenues	11,653	6,666	35,580	16,633

Operating expenses:
Property	4,349	2,159	12,589	5,084
Depreciation and amortization	6,249	3,499	19,235	9,056
General and administrative	1,394	1,224	4,299	3,159
Acquisition costs	—	4	—	86
Total operating expenses	11,992	6,886	36,123	17,385

Operating loss	(339)	(220)	(543)	(752)

Other expense:
Interest expense	(3,575)	(2,619)	(11,777)	(8,362)
Loss on debt extinguishment	(804)	—	(4,405)	—
Total other expense	(4,379)	(2,619)	(16,182)	(8,362)

Net loss	(4,718)	(2,839)	(16,725)	(9,114)
Less: loss attributable to non-controlling interest	(417)	(157)	(1,709)	(4,831)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,301)	(2,682)	(15,016)	(4,283)
Less: Series A preferred stock dividends	956	—	2,868	—
Less: amount allocated to participating securities	48	—	155	—
Net loss attributable to common stockholders	$(5,305)	$(2,682)	$(18,039)	$(4,283)
Net loss per share attributable to common stockholders	$(1.22)	$(0.74)	$(4.74)	$(2.61)

Weighted-average common shares outstanding basic and diluted	4,350,687	3,636,023	3,801,900	1,642,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance January 1, 2018	2,040,000	$48,931	3,819,201	$39	$123,270	$(119,213)	$4,096	$7,115	$11,211
Series A Preferred stock offering costs		(63)	—	—	—	—	—	—	—
Net proceeds from common stock			1,262,833	13	17,860	—	17,873	—	17,873
Stock based compensation					602	—	602	—	602
Repurchase and retirement of common stock			(263,158)	(3)	(4,997)	(54)	(5,054)	—	(5,054)
Restricted shares issued			3,000	—	—	—	—	—	—
Dividends and distributions					(7,343)	—	(7,343)	(474)	(7,817)
Net loss			—	—	—	(15,016)	(15,016)	(1,709)	(16,725)
Balance, September 30, 2018	2,040,000	$48,868	4,821,876	$49	$129,392	$(134,283)	$(4,842)	$4,932	$90

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(16,725)	$(9,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,235	9,056
Straight line rent adjustment	(925)	(108)
Intangible amortization in rental revenue, net	(964)	(256)
Loss on extinguishment of debt	4,405	—
Accretion of interest and deferred interest	1,834	1,240
Change in fair value of warrant derivative	(48)	32
Stock based compensation	602	243
Gain on sale of investment in joint venture	—	(224)
Changes in operating assets and liabilities:
Other assets	(702)	(225)
Deferred leasing costs	(697)	(69)
Accounts payable, accrued expenses and other liabilities	(270)	(270)
Net cash provided by operating activities	5,745	305
Investing activities
Acquisition of properties	(44,159)	(49,801)
Real estate improvements	(2,488)	(681)
Proceeds from sale of investment in joint ventures	—	224
Net cash used in investing activities	(46,647)	(50,258)
Financing activities
Redemption of non-controlling interest	—	(25,582)
Net proceeds from common stock	17,873	53,117
Additional offering costs of preferred stock	(63)	—
Proceeds from issuance of secured debt	135,200	—
Repayment of secured debt	(84,330)	—
Repayment of mezzanine debt	(34,682)	—
Proceeds from credit facility	45,225	23,825
Repayment of credit facility	(31,000)	—
Debt issuance costs	(2,667)	(553)
Repurchase of common stock	(5,054)	—
Dividends paid	(7,206)	(237)
Net cash provided by financing activities	33,296	50,570
Net change in cash, cash equivalents and restricted cash	(7,606)	617
Cash, cash equivalents and restricted cash at beginning of period	19,163	10,201
Cash, cash equivalents and restricted cash at end of period	$11,557	$10,818
Supplemental Cash Flow Disclosures:
Interest paid	$9,943	$7,122
Supplemental Non-Cash Investing and Financing Activities:
Non cash capital contribution by investor related to adjustment of Redemption Price of redeemable preferred interest	$—	$1,019
Offering costs included in accounts payable, accrued expenses and other liabilities	$—	$558
Shares issued in Private Placement for Redemption of Redeemable Preferred Interest	$—	$5,000
Redemption of non-controlling interest related to preferred interest	$—	$56,795
Warrants issued	$—	$140
Dividends declared included in dividends payable	$2,764	$1,430
Distribution payable to non-controlling interest holder	$158	$88
Issuance of partnership units in exchange for acquisition of property	$—	$8,007
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$124	$630
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$455	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of September 30, 2018 and December 31, 2017, the Company owned a 92.0% and 90.5%, respectively, common equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of September 30, 2018, the Company, through its subsidiaries, owns 52 industrial properties comprising approximately 9.9 million square feet.

The Company completed its initial listed public offering (IPO) of common stock (Offering) on June 14, 2017, which resulted in the issuance of 3,060,000 shares of common stock, including 160,000 shares of common stock issued to cover the underwriters’ over-allotment. The Company utilized a portion of the proceeds from the Offering to redeem $20,000 of the $25,000 non-controlling interest held by an affiliate of Torchlight Investors, LLC (“Torchlight”). The Company issued 263,158 shares at $19.00 per share in a private placement to an affiliate of Torchlight, which occurred contemporaneously with the Offering, for the redemption of the remaining $5,000 portion of the non-controlling interest. On March 29, 2018, the Company repurchased and retired the 263,158 shares of common stock owned by an affiliate of Torchlight in a privately negotiated transaction at a purchase price of $19.00 per share, or $5,000 in the aggregate.

Equity Offering

On July 23, 2018, the Company completed a follow-on public offering of 1,262,833 shares of common stock, including 160,369 shares of common stock issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $17,873. The Company contributed the net proceeds of this offering to the Operating Partnership in exchange for 1,262,833 OP Units, and the Operating Partnership used the net proceeds of the public offering to acquire additional industrial properties, working capital purposes and other general purposes.

ATM Program

On July 30, 2018, the Company and Operating Partnership filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $500,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities.

On August 24, 2018, the Company entered into a distribution agreement with D.A. Davidson & Co., KeyBanc Capital Markets and National Securities Corporation (the “Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000 through an “at-the-market equity offering programs (the “ATM program”).

As of September 30, 2018, the Company has not sold any securities under the ATM Program.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company believes the cash on hand at September 30, 2018, available borrowings under its line of credit and cash expected to be provided by future operating activities will provide sufficient liquidity for it to operate through at least twelve months from the filing of this Form 10-Q.

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

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, and those of its wholly-owned subsidiaries and controlling interests. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. It is suggested that these interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2017 and 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 8, 2018.

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

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2018 and December 31, 2017, the Company did not recognize an allowance for doubtful accounts. The Company did not have any bad debt expense or write-offs during the nine months ended September 30, 2018 and 2017. The Company includes accounts receivable and straight line rent receivables within other assets in the balance sheet.

For the nine months ended September 30, 2018 and 2017, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue and tenant recoveries is comprised of the following:

	Period Ended	Period Ended
	September 30,	September 30,
	2018	2017
Income from lease	$24,356	11,630
Straight-line rent adjustment	925	108
Reimbursable expenses	8,809	4,413
Amortization of above market leases	(402)	(163)
Amortization of below market leases	1,366	419
Total	$35,054	$16,407

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2018 and December 31, 2017. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2018, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents as presented on balance sheet	$5,966	$12,915
Cash held in escrow as presented on balance sheet	3,875	5,074
Restricted cash as presented on balance sheet	1,716	1,174
Cash, cash equivalents and restricted cash as presented on cash flow statement	$11,557	$19,163

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 2 inputs such as interest rates and credit spreads, are applied in determining the fair value of the interest rate cap in the amount of $0 at September 30, 2018. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $112 and $160 at September 30, 2018 and December 31, 2017, respectively, as discussed in Note 6.

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

Debt issuance costs amounted to $7,120 and $6,475 at September 30, 2018 and December 31, 2017, respectively, and related accumulated amortization amounted to $1,660 and $982 at September 30, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs amounted to $5,460 and $5,493 at September 30, 2018 and December 31, 2017, respectively.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the periods ended September 30, 2018 and 2017.

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

Earnings per Share

The Company follows the two-class method when computing net loss per share of common stock as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented.

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

At September 30, 2018, the Company has one office space lease that will require us to measure and record a right-of-use asset and a lease liability upon adoption of the standard. The Company is in the process of evaluating the impact of this pronouncement on our condensed consolidated financial statements.

In September 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its results of operations.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered “not indexed to an entity’s own stock” and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

3. Real Estate Properties

Real estate properties consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Land and improvements	$66,563	$59,797
Buildings	255,749	221,175
Site improvements	24,362	21,489
Construction in process	391	941
	347,065	303,402
Less accumulated depreciation	(36,830)	(25,013)
Real estate properties	$310,235	$278,389

Depreciation expense was $11,817 and $6,067 for the nine months ended September 30, 2018 and 2017, respectively.

4. Acquisition of Properties

The Company made the following acquisitions of properties during the nine months ended September 30, 2018:

On April 9, 2018, the Company acquired a two-property portfolio of industrial properties, consisting of approximately 270,000 square feet, located in Chicago, Illinois for an aggregate purchase price of approximately $15,675. The buildings are 100% leased as of September 30, 2018.

On September 27, 2018, the Company acquired an industrial property, consisting of approximately 400,000 square feet, located in Cleveland, Ohio for an aggregate purchase price of approximately $27,000. The property is 100% leased as of September 30, 2018.

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

4. Acquisition of Properties (continuted)

Purchase Price (in thousands)
Total Purchase Price
Purchase price	$42,675
Acquisition costs	529
Additional acquisition costs from MWG portfolio	955
Total	$44,159

Allocation of Purchase Price
Land	$6,242
Building	32,096
Site improvements	2,712
Total real estate properties	41,050

Deferred lease intangibles
Tenant relationships	394
Leasing commissions	1,017
Lease in place value	2,696
Total deferred lease intangibles	4,107
Deferred lease intangibles-
Below market lease value	(998)
Totals	$44,159

Acquisitions completed during the nine months ended September 30, 2018 were accounted for as asset acquisitions in accordance to Topic 805.

5. Borrowing Arrangements

AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of September 30, 2018 and December 31, 2017, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC (see Note 8). The obligations under the AIG Loan are also guaranteed in certain circumstances by the Company and certain of the Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at September 30, 2018. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

The borrowings amounted to $117,021 and $116,700, net of $2,979 and $3,300 of unamortized debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. In the event of a default by the Borrowers, the agent may declare all obligations under the Minnesota Life Loan immediately due and payable and enforce any and all rights of the lender or the agent under the Minnesota Life Loan and related documents. The Company is in compliance with the respective covenants at September 30, 2018.

Borrowings outstanding amounted to $21,124, net of $376 of unamortized debt issuance costs at September 30, 2018.

KeyBank Term Loan

On May 23, 2018, the Company entered into a loan agreement with KeyBank National Association, or KeyBank, for a senior secured term loan (“KeyBank Term Loan”). The KeyBank Term Loan provides for a loan of $35,700 and matures on the earlier of (1) August 11, 2021 or (2) the date KeyBank ceases to serve as administrative agent under the KeyBank Credit Agreement. The KeyBank Term Loan bears interest, at the Company’s option, at either (1) LIBOR plus 7% or (2) KeyBank’s base rate plus 6%. Interest at September 30, 2018 was based on LIBOR plus 7%. At September 30, 2018 the one-month LIBOR was 2.26%. The KeyBank Term Loan is secured by, among other things, pledges of the equity interests in Plymouth Industrial 20 and each of its property owning subsidiaries. The KeyBank Term Loan required us to use the net proceeds from the KeyBank Term Loan to repay the Torchlight Mezzanine Loan. The repayment of the Torchlight Mezzanine Loan was completed May 24, 2018.

The KeyBank Term Loan contains customary affirmative and negative covenants for term loans of this type, including limitations with respect to mergers, dispositions of assets, change of management or change of control and transactions with affiliates. The KeyBank Term Loan requires us to apply an amount equal to 25% of the net proceeds from any additional equity raised by the Company to the repayment of the KeyBank Term Loan. As of September 30, 2018, the Company has repaid $4,530 of the KeyBank Term Loan from the net proceeds of equity offerings.

The KeyBank Term Loan contains financial covenants that will require us to limit our total leverage to 72.5% of our aggregate assets for the next 18 months and thereafter reduce our total leverage ratio to 70%. The KeyBank Term Loan also requires us to maintain a fixed charge coverage ratio of 1.25 to 1 and a debt service coverage ratio of 1.50 to 1. In the event of a default by the Borrowers, the agent may declare all obligations under the KeyBank Term Loan immediately due and payable and enforce any and all rights of the lender or the agent under the KeyBank Term Loan and related documents. The Company is in compliance with the respective covenants at September 30, 2018.

Borrowings outstanding amounted to $30,520, net of $650 of unamortized debt issuance costs at September 30, 2018.

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of Plymouth Industrial REIT, Inc. (the “Company”) entered into a loan agreement (the “Transamerica Loan”) with Transamerica Life Insurance Company providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $78,000. The Transamerica Loan matures on August 1, 2028 and bears interest at the fixed rate of 4.35% per annum. The promissory notes (the “Notes”) evidencing the Transamerica Loan require the Borrowers to make monthly interest-only payments through August 2019 and thereafter the Transamerica Loan requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period. The Borrowers’ final payments on the Transamerica Loan, due on the maturity date, shall include all outstanding principal and accrued and unpaid interest. The Borrowers may repay the Transamerica Loan at any time following the first twelve full calendar months of the Transamerica Loan’s term, subject to paying a premium equal to the greater of (a) 1% of the prepayment amount and (b) the “Yield Protection Amount,” as defined in the Notes.

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes.

Borrowings outstanding amounted to $76,962, net of $1,038 of unamortized debt issuance costs at September 30, 2018.

Repayment of MWG Loan

On November 30, 2017, certain indirect subsidiaries entered into a loan Agreement with Special Situations Investing Group II, LLC, (“MWG Loan”) which was scheduled to mature on November 30, 2019 with interest rate per annum equal to LIBOR plus 3.10%.  On July 10, 2018, the Company used the proceeds of the Transamerica Loan, along with additional working capital, to repay in full the loan the MWG Loan. The Company recognized a $804 loss on extinguishment of debt at the time of the repayment to reflect the write off of unamortized deferred financing fees.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

As part of the MWG Loan, in April, 2018, the Company entered into an interest rate cap agreement. The interest rate cap agreement remains in effect through the maturity date, December 1, 2019. No key terms or conditions relating to the interest rate cap agreement were changed as a result of the repayment of the MWG Loan. The interest rate cap is recorded at fair value based upon an independent third-party valuation source. The fair value of the interest rate cap agreement was $0 at September 30, 2018.

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

On March 8, 2018, the Company entered into an Increase Agreement to our Line of Credit Agreement with KeyBank National Association to increase our revolving credit facility to $45,000. All other terms of the Line of Credit Agreement remained unchanged.

The Line of Credit Agreement, consistent with the KeyBank Term Loan covenants, requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at September 30, 2018. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $35,133 and $20,837, net of unamortized debt issuance costs of $417 and $488 at September 30, 2018 and December 31, 2017, respectively.

6. Common Stock

Common Stock Warrants

On June 14, 2017, the Company issued warrants to an affiliate of Torchlight to acquire 250,000 shares of the Company’s common stock at a strike price of $23.00 per share, which expire in 2022. As a result of the Company’s follow-on public offering completed during the third quarter of 2018, the outstanding warrants have increased to 273,004 shares at a strike price of $21.06 per share.

The warrants are accounted for as a liability on the accompanying condensed consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

A roll-forward of the warrants is as follows:

Balance at January 1, 2018	$160
Change in fair value	(48)
Balance at September 30, 2018	$112

The warrants in the amount of $112 at September 30, 2018 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $21.06, volatility of 17.6%, an expected annual dividend of $1.50, a term of 3.75 years and an annual risk-free interest rate of 2.71%. The warrants in the amount of $160 at December 31, 2017 were determined using a Monte-Carlo option pricing model, whose significant inputs into the model were volatility of 18.9%, an expected dividend yield of 7.5%, a term of 4.4 years and an annual risk-free interest rate of 2.15%. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants have an expiration date of June 13, 2022. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the nine months ended September 30, 2018.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock (continued)

Repurchase of Common Stock

On March 29, 2018, the Company repurchased and retired the 263,158 shares of common stock owned by an affiliate of Torchlight in a privately negotiated transaction at a purchase price of $19.00 per share, or $5,000 in the aggregate. In conjunction with the repurchase, the Company amended the Stockholders Agreement with Torchlight to terminate all rights under the agreement other than customary registration rights related to shares of our common stock that may be issued upon the exercise of the warrants held by an affiliate of Torchlight.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared or paid during the nine months ended September 30, 2018 and the year ended December 31, 2017. The Company did not declare or pay any distributions during 2016 or in 2017 prior to completion of the Offering.

	Cash Dividends Declared per Share	Aggregate Amount
2018
First quarter	$0.3750	$1,334
Second quarter	$0.3750	$1,334
Third quarter	$0.3750	$1,807

2017
Second quarter (commencing June 14, 2017 to September 30, 2017)	$0.0650	$238
Third quarter	$0.3750	$1,430
Fourth quarter	$0.3750	$1,430

7. Series A Preferred Stock

The table below sets forth the Company’s outstanding preferred stock issuances as of September 30, 2018:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Interest Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$ 25	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared or paid during the nine months ended September 30, 2018 and the year ended December 31, 2017. The Company did not pay any dividends prior to the closing of the offering of its Series A Preferred Stock on October 25, 2017.

	Cash Dividends Declared per Share	Aggregate Amount
2018
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956

2017
Fourth quarter (commencing October 25, 2017 to December 31, 2017)	$0.3542	$723

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

8. Non-Controlling Interests

Non-controlling Interests Previously Held by Torchlight

As discussed in Note 1, and in connection with the refinancing of the Company’s debt on October 17, 2016, the Company established the following subsidiaries:

Plymouth Industrial 20 Financial LLC

The REIT, through its Operating Partnership, is the sole member of Plymouth Industrial 20 Financial LLC.

Plymouth Industrial 20 LLC (20 LLC)

For the period October 17, 2016 to June 13, 2017, the REIT through Plymouth Industrial 20 Financial LLC, was the managing member in 20 LLC with a 0.5% ownership interest. An affiliate of Torchlight held the remaining 99.5% interest in 20 LLC. This 99.5% interest was redeemed on June 14, 2017 by the REIT and 20 LLC is now a single member LLC with Plymouth Industrial 20 Financial LLC as the sole member. The proportionate share of the loss attributed to the non-controlling interest held by Torchlight was $4,674 for the nine months ended September 30, 2017, and $0 for the nine months ended September 30, 2018. The redemption resulted in elimination of the non-controlling interest and an adjustment to equity (deficit) in the amount of $56,795. An adjustment to the redemption price in the first quarter 2017 was deemed a non-cash capital contribution in the amount of $1,019.

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through is Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007 to the former owners of the Shadeland Portfolio. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The proportionate share of the loss attributed to the partnership units was $417 and $157 for the three months ending September 30, 2018 and 2017, respectively, and $1,709 and $157 for the nine months ending September 30, 2018 and 2017, respectively.

9. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the nine months ended September 30, 2018:

Shares
Unvested restricted stock at January 1, 2018	163,157
Granted	3,000
Forfeited	—
Vested	(40,528)
Unvested restricted stock at September 30, 2018	125,629

The Company recorded equity-based compensation in the amount of $602 and $243 for the nine months ended September 30, 2018 and 2017, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employers and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2018 was approximately $2,125 and is expected to be recognized over a weighted average period of approximately 2.7 years.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Numerator
Net loss	$(4,718)	$(2,839)	$(16,725)	$(9,114)
Less: loss attributable to non-controlling interest	(417)	(157)	(1,709)	(4,831)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,301)	(2,682)	(15,016)	(4,283)
Less: Series A Preferred dividend	956	—	2,868	—
Less: amount allocated to participating securities	48	—	155	—
Net loss attributable to common stockholders	$(5,305)	$(2,682)	$(18,039)	$(4,283)

Denominator
Weighted-average common shares outstanding basic and diluted	4,350,687	3,636,023	3,801,900	1,642,394

Net loss per share attributable to common stockholders – basic and diluted	$(1.22)	$(0.74)	$(4.74)	$(2.61)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at September 30, 2018 include the 273,004 shares of common stock issuable pursuant to the outstanding warrants and 125,629 shares of restricted common stock. The warrant shares and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

12. Subsequent Events

On October 15, 2018, the Company acquired a single Class B industrial property in greater Cincinnati, Ohio totaling approximately 1,100,000 square feet for approximately $24,800. The purchase price includes the issuance of 626,011 units of Plymouth’s Operating Partnership units valued at approximately $10,642, the assumption of approximately $13,907 of existing mortgage debt secured by the property and approximately $251 in cash.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto as of September 30, 2018 and 2017 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K“) filed with the Security and Exchange Commission (the “SEC”) on March 8, 2018, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2017 and 2016 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company’s portfolio at September 30, 2018 consists of 52 industrial properties (the “Company Portfolio”) located in nine states with an aggregate of approximately 9.9 million rentable square feet leased to 89 different tenants.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of September 30, 2018, the Company Portfolio was approximately 94.4% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from October 1, 2018 through to December 31, 2020, an aggregate of 35.3% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During 2017 and 2018, leases for space totaling 1,707,512 square feet (17% of the Company Portfolio) either was subject to renewal or expired. Approximately 46% of the expired space was renewed and an additional 1,031,570 square feet was leased long term with new tenants. As of September 30, 2018, the vacancy rate of the Company Portfolio was 5.6%.

During the year ended December 31, 2017 and nine months ended September 30, 2018, we negotiated 24 leases with durations in excess of six months encompassing 1,615,433 square feet and negotiated 5 leases with a duration of less than 6 months encompassing 121,735 square feet. Renewed leases made up 39% of the square footage covered by the 24 leases in excess of 6 months, and the rent under the renewed leases decreased an average of -2.5% over the prior leases. Leases to new tenants comprised the other 61% of the square footage covered by the 24 leases in excess of 6 months, and the rent under the new leases increased an average of 16.1% over the prior leases. The rental rates under the 24 leases in excess of 6 months entered into during 2017 and 2018, increased by an average of 5.6% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2017 and the nine months ended September 30, 2018.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2017	Renewals	234,679	84.1%	$4.25	$4.51	6.2%	$0.07	$0.13
	New Leases	44,268	15.9%	$2.16	$3.00	38.7%	$0.41	$0.27
	Total	278,947	100.0%	$3.92	$4.27	9.1%	$0.13	$0.15

2018	Renewals	394,959	29.6%	$6.39	$6.01	-6.0%	$0.25	$0.15
	New Leases	941,527	70.4%	$2.87	$3.31	15.3%	$0.39	$0.22
	Total	1,336,486	100.0%	$3.91	$4.10	5.0%	$0.35	$0.20

Total	Renewals	629,638	39.0%	$5.59	$5.45	-2.5%	$0.18	$0.14
	New Leases	985,795	61.0%	$2.84	$3.29	16.0%	$0.39	$0.22
	Total	1,615,433	100.0%	$3.91	$4.13	5.6%	$0.31	$0.19

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting to become compliant with various provisions of the Sarbanes-Oxley Act. In addition, we anticipate that our staffing levels will increase slightly from thirteen employees as of the date of this quarterly report on Form 10-Q to between 14 and 16 employees during the 12 to 24 months following September 30, 2018 and, as a result, our general and administrative expenses will increase further.

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

During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 8, 2018 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Going concern
•	Real estate property acquisitions, capitalization and depreciation
•	Income taxes
•	Amortization of deferred lease intangibles – assets and liabilities
•	Impairment of Long-lived assets
•	Consolidation

Accordingly, we believe the policies set forth in our 2017 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations (amounts in thousands)

Three Months Ended September 30, 2018 Compared to September 30, 2017

	Same Store Portfolio				Acquisitions				Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Change		Three months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenue:
Rental revenue	$3,317	$3,644	(327)	-9.0%	$5,425	$1,054	$4,371	415%	$8,742	$4,698	$4,044	86.1%
Tenant recoveries	1,291	1,392	(101)	-7.3%	1,615	352	1,263	358%	2,906	1,744	1,162	66.6%
Total revenues	4,608	5,036	(428)	-8.5%	7,040	1,406	5,634	401%	11,648	6,442	5,206	80.8%

Property expenses	1,707	1,606	101	6.3%	2,642	553	2,089	377%	4,349	2,159	2,190	101.3%
Depreciation and amortization									6,249	3,499	2,750	78.6%
General and administrative									1,394	1,224	170	13.9%
Acquisition costs									—	4	(4)	-100.0%
Total operating expenses									11,992	6,886	5,106	74.2%

Other operating revenue									5	224	(219)	-97.8%

Operating profit/(loss)									(339)	(220)	(119)	54.2%

Other income (expense):
Interest expense									(3,575)	(2,619)	(956)	36.5%
Loss on extinguishment of debt									(804)	—	(804)	—
Total other income (expense)									(4,379)	(2,619)	(1,760)	67.2%

Net loss									$(4,718)	$(2,839)	$(1,879)	66.2%

Rental revenue: Rental revenue increased by approximately $4,044 to $8,742 for the three months ended September 30, 2018 as compared to $4,698 for the three months ended September 30, 2017. The increase was primarily related to an increase in rental revenue from the acquired properties from the date of acquisition in 2017 and 2018 of $4,371 and a decrease of $327 from same store properties primarily from a decrease of base rent of $174 due to vacancies and a decrease in non-cash rent adjustments of $157 for the three months ended September 30, 2018.

Tenant recoveries: Tenant recoveries increased by approximately $1,162 to $2,906 for the three months ended September 30, 2018 as compared to $1,744 for the three months ended September 30, 2017. The increase was primarily related to an increase in tenant recoveries from the acquisitions made during 2017 of $1,263 and a decrease in tenant recoveries of $101 from same store properties for the three months ended September 30, 2018.

Property expenses:  Property expenses increased $2,190 for the three months ended September 30, 2018 to $4,349 as compared to $2,159 for the three months ended September 30, 2017 primarily due to an increase in expenses related to the new property acquisitions of $2,089. Property expenses for the same store properties increased approximately $101 primarily due to increases in real estate taxes of $124 offset by net decreases in operating expenses of $23.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $2,750 to approximately $6,249 for the three months ended September 30, 2018 as compared to $3,499 for the three months ended September 30, 2017, primarily due to an increase within the new property acquisitions of $2,987 and a decrease of $237 for the same store properties.

General and administrative: General and administrative expenses increased approximately $170 to $1,394 for the three months ended September 30, 2018 as compared to $1,224 for the three months ended September 30, 2017. The increase is attributable primarily to increases in payroll expense of $137 and occupancy costs associated to our headquarters of $43.

Other operating revenue: Other revenue represents interest income and other items not directly related to the operations of our portfolio. The decrease in other revenue by $219 to $5 for the three months ended September 30, 2018, as compared to $224 for the three months ending September 30, 2017 was due to a final adjustment related to a former joint venture realized in Q3 2017.

Interest expense: Interest expense increased by approximately $956 to $3,575 for the three months ended September 30, 2018, as compared to $2,619 for the three months ended September 30, 2017. The increase is primarily due to the additional borrowings executed as part of our 2017 and 2018 acquisition activity offset by the refinancing of the Torchlight Mezzanine Loan. The schedule below is a comparative analysis of the components of interest expense for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017

Accrued interest	$(164)	$694
Accretion of financing fees	338	202
Total accretion of interest and deferred interest	174	896
Cash interest paid	3,401	1,723
Total interest expense	$3,575	$2,619

Loss on extinguishment of debt: Loss on extinguishment of debt of $804 in 2018 was due to the early repayment of the MWG Loan.

Nine Months Ended September 30, 2018 Compared to September 30, 2017

	Same Store Portfolio				Acquisitions				Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenue:
Rental revenue	$10,196	$10,939	$(743)	-6.8%	$16,049	$1,055	$14,994	1422%	$26,245	$11,994	$14,251	118.8%
Tenant recoveries	4,097	4,062	35	0.9%	4,712	351	4,361	1241%	8,809	4,413	4,396	99.6%
Total operating revenues	14,293	15,001	(708)	-4.7%	20,761	1,406	19,355	1377%	35,054	16,407	18,647	113.7%

Property expenses	4,909	4,590	319	7.0%	7,680	494	7,186	1454%	12,589	5,084	7,505	147.6%
Depreciation and amortization									19,235	9,056	10,179	112.4%
General and administrative									4,299	3,159	1,140	36.1%
Acquisition costs									—	86	(86)	-100.0%
Total operating expenses									36,123	17,385	18,738	107.8%

Other operating revenue									526	226	300	132.7%

Operating profit/(loss)									(543)	(752)	209	-28.0%

Other income (expense):
Interest expense									(11,777)	(8,362)	(3,415)	40.8%
Loss on extinguishment of debt									(4,405)	—	(4,405)	—
Total other income (expense)									(16,182)	(8,362)	(7,820)	93.5%

Net loss									$(16,725)	$(9,114)	$(7,611)	83.5%

Rental revenue: Rental revenue increased by approximately $14,251 to $26,245 for the nine months ended September 30, 2018 as compared to $11,994 for the nine months ended September 30, 2017. The increase was primarily related to an increase in rental revenue from the acquired properties from the date of acquisition in 2017 and 2018 of $14,994 and a decrease of $743 from same store properties primarily from a decrease of base rent of $955 due to vacancies and rent abatements offset by an increase in non-cash rent adjustments of $210 for the nine months ended September 30, 2018.

Tenant recoveries: Tenant recoveries increased by approximately $4,396 to $8,809 for the nine months ended September 30, 2018 as compared to $4,413 for the nine months ended September 30, 2017. The increase was primarily related to an increase in tenant recoveries from the acquisitions made during 2017 and 2018 of $4,361 and an increase in tenant recoveries of $35 from same store properties for the nine months ended September 30, 2018.

Property expenses:  Property expenses increased $7,505 for the nine months ended September 30, 2018 to $12,589 as compared to $5,084 for the nine months ended September 30, 2017 primarily due to an increase for expenses related to the new property acquisitions of $7,186. Property expenses for the same store properties increased approximately $319 primarily due to a net decrease of $114 in real estate taxes as a result of a one-time adjustment offset by net increases in real estate tax assessments and net increases in utilities and operating expenses of $103 and $330, respectively.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $10,179 to approximately $19,235 for the nine months ended September 30, 2018 as compared to $9,056 for the nine months ended September 30, 2017, primarily due to the new property acquisitions of $10,507 and a decrease of $328 for the same store properties.

General and administrative: General and administrative expenses increased approximately $1,140 to $4,299 for the nine months ended September 30, 2018 as compared to $3,159 for the nine months ended September 30, 2017. The increase is attributable primarily to an increase in accounting and other professional expenses of approximately $287 related to public company costs, non-cash stock compensation of $360 associated with restricted stock grants, increased payroll expense of $307 and increased occupancy costs for our headquarters of $114.

Other operating revenue: Other revenue represents interest income and other items not directly related to the operations of our portfolio. The increase in other revenue by $300 to $526 for the nine months ended September 30, 2018, as compared to $226 for the nine months ending September 30, 2017 was due to a non-recurring fee for services provided by the Company for a joint venture that did not materialize and management fees earned by the REIT offset by a final adjustment related to a former joint venture realized in Q3 2017.

Interest expense: Interest expense increased by approximately $3,415 to $11,777 for the nine months ended September 30, 2018, as compared to $8,362 for the nine months ended September 30, 2017. The increase is primarily due to the additional borrowings executed as part of our 2017 and 2018 acquisition activity offset by the refinancing of the Torchlight Mezzanine Loan. The schedule below is a comparative analysis of the components of interest expense for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017

Accrued interest	$642	$631
Accretion of financing fees	1,192	609
Total accretion of interest and deferred interest	1,834	1,240
Cash interest paid	9,943	7,122
Total interest expense	$11,777	$8,362

Loss on extinguishment of debt: Loss on extinguishment of debt of $4,405 in 2018 was due to the early repayment of the Torchlight Mezzanine Loan and the MWG Loan.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NOI:
Net loss	$(4,718)	$(2,839)	$(16,725)	$(9,114)
General and administrative	1,394	1,224	4,299	3,159
Acquisition costs	—	4	—	86
Depreciation and amortization	6,249	3,499	19,235	9,056
Interest expense	3,575	2,619	11,777	8,362
Loss on debt extinguishment	804	—	4,405	—
Other expense (income)	(5)	(224)	(526)	(226)
NOI	$7,299	$4,283	$22,465	$11,323

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

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
EBITDA:
Net loss	$(4,718)	$(2,839)	$(16,725)	$(9,114)
Depreciation and amortization	6,249	3,499	19,235	9,056
Interest expense	3,575	2,619	11,777	8,362
Loss on debt extinguishment	804	—	4,405	—
EBITDA	$5,910	$3,279	$18,692	$8,304

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

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
FFO:
Net loss	$(4,718)	$(2,839)	$(16,725)	$(9,114)
Depreciation and amortization	6,249	3,499	19,235	9,056
Loss on extinguishment of debt	804	—	4,405	—
Gain on disposition of equity investment	—	(224)	—	(224)
FFO	$2,335	$436	$6,915	$(282)
Preferred stock dividends	(956)	—	(2,868)	—
FFO attributable to common stockholders and unit holders	$1,379	$436	$4,047	$(282)

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
AFFO:
FFO attributable to common stockholders and unit holders	$1,379	$436	$4,047	$(282)
Deferred finance fee amortization	338	202	1,192	609
Non-cash interest expense	(164)	694	642	631
Acquisition costs	—	4	—	86
Stock compensation	203	207	602	243
Straight line rent	(107)	(32)	(925)	(108)
Above/below market lease rents	(247)	(89)	(964)	(256)
Recurring capital expenditures (1)	(599)	(63)	(1,941)	(295)
AFFO	$803	$1,359	$2,653	$628

_______________

(1)	Excludes non-recurring capital expenditures of $576 and $440 for the three months ended September 30, 2018 and 2017, respectively, and $1,823 and $453 for the nine months ended September 30, 2018 and 2017, respectively.

Cash Flow

A summary of our cash flows for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$5,745	$305
Net cash used in investing activities	$(46,647)	$(50,258)
Net cash provided by financing activities	$33,296	$50,570

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2018 increased approximately $5,440 compared to the nine months ended September 30, 2017 primarily due to the reduction of the Company’s net loss, exclusive of depreciation and amortization. The increase was primarily attributable to incremental operating cash flows from acquisitions completed in the second half of 2017 and 2018.

Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2018 decreased approximately $3,611 compared to the nine months ended September 30, 2017 primarily due to fewer property acquisitions completed during the first nine months in 2018 compared to the first nine months in 2017 offset by an increase in capital expenditures as a result of our expanded portfolio.

Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2018 was $33,296 compared to $50,570 for the nine months ended September 30, 2017. The change was due to the July 2018 follow-on public offering, the repurchase of common shares held by Torchlight and debt re-financing activities during the nine months ended September 30, 2018 compared to the completion of our IPO and capital restructuring activities during the nine months ended September 30, 2017.

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

Existing Indebtedness as of September 30, 2018 (amounts in thousands)

AIG Loan

Certain indirect subsidiaries of our Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of September 30, 2018 and December 31, 2017, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC. The obligations under the AIG Loan are also guaranteed in certain circumstances by our Company and certain of our Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at September 30, 2018. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

The borrowings amounted to $117,021 and $116,700, net of $2,979 and $3,300 of unamortized debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

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

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. In the event of a default by the Borrowers, the agent may declare all obligations under the Minnesota Life Loan immediately due and payable and enforce any and all rights of the lender or the agent under the Minnesota Life Loan and related documents. The Company is in compliance with the respective covenants at September 30, 2018.

Borrowings outstanding amounted to $21,124, net of $376 of unamortized debt issuance costs at September 30, 2018.

KeyBank Term Loan

On May 23, 2018, the Company entered into a loan agreement with KeyBank National Association, or KeyBank, for a senior secured term loan (“KeyBank Term Loan”). The KeyBank Term Loan provides for a loan of $35,700 and matures on the earlier of (1) August 11, 2021 or (2) the date KeyBank ceases to serve as administrative agent under the KeyBank Credit Agreement. The KeyBank Term Loan bears interest, at the Company’s option, at either (1) LIBOR plus 7% or (2) KeyBank’s base rate plus 6%. Interest at September 30, 2018 was based on LIBOR plus 7%. At September 30, 2018 the one-month LIBOR was 2.26%. The KeyBank Term Loan is secured by, among other things, pledges of the equity interests in Plymouth Industrial 20 LLC and each of its property owning subsidiaries. The KeyBank Term Loan required us to use the net proceeds from the KeyBank Term Loan to repay the Torchlight Mezzanine Loan. The repayment of the Torchlight Mezzanine Loan was completed May 24, 2018.

The KeyBank Term Loan contains customary affirmative and negative covenants for term loans of this type, including limitations with respect to mergers, dispositions of assets, change of management or change of control and transactions with affiliates. The KeyBank Term Loan requires us to apply an amount equal to 25% of the net proceeds from any additional equity raised by the Company to the repayment of the KeyBank Term Loan. As of September 30, 2018, the Company has repaid $4,530 of the KeyBank Term Loan from the net proceeds of equity offerings.

The KeyBank Term Loan contains financial covenants that will require us to limit our total leverage to 72.5% of our aggregate assets for the next 18 months and thereafter reduce our total leverage ratio to 70%. The KeyBank Term Loan also requires us to maintain a fixed charge coverage ratio of 1.25 to 1 and a debt service coverage ratio of 1.50 to 1. In the event of a default by the Borrowers, the agent may declare all obligations under the KeyBank Term Loan immediately due and payable and enforce any and all rights of the lender or the agent under the KeyBank Term Loan and related documents. The Company is in compliance with the respective covenants at September 30, 2018.

Borrowings outstanding amounted to $30,520, net of $650 of unamortized debt issuance costs at September 30, 2018.

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of Plymouth Industrial REIT, Inc. (the “Company”) entered into a loan agreement (the “Transamerica Loan”) with Transamerica Life Insurance Company providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $78,000. The Transamerica Loan matures on August 1, 2028 and bears interest at the fixed rate of 4.35% per annum. The promissory notes (the “Notes”) evidencing the Transamerica Loan require the Borrowers to make monthly interest-only payments through August 2019 and thereafter the Transamerica Loan requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period. The Borrowers’ final payments on the Transamerica Loan, due on the maturity date, shall include all outstanding principal and accrued and unpaid interest. The Borrowers may repay the Transamerica Loan at any time following the first twelve full calendar months of the Transamerica Loan’s term, subject to paying a premium equal to the greater of (a) 1% of the prepayment amount and (b) the “Yield Protection Amount,” as defined in the Notes.

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes.

Borrowings outstanding amounted to $76,962, net of $1,038 of unamortized debt issuance costs at September 30, 2018.

Line of Credit Agreement

On August 11, 2017 the Company’s operating partnership entered into a secured line of credit agreement (“Line of Credit Agreement”) with KeyBank and the other lenders, which matures in August 2020 with an optional extension through August 2021, subject to certain conditions. Borrowings under the Line of Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 250 and 300 basis points depending on our total leverage ratio.

On March 8, 2018, the Company entered into an Increase Agreement to the Line of Credit Agreement to increase our revolving credit facility to $45,000. All other terms of the Line of Credit Agreement remained unchanged.

The Line of Credit Agreement, consistent with the KeyBank Term Loan covenants, requires the Company to maintain certain coverage and leverage ratios and certain amounts of minimum net worth as well meet certain affirmative and negative covenants for credit facilities of this type, including limitations with respect to use of proceeds, indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with all covenants at September 30, 2018. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $35,133 and $20,837, net of unamortized debt issuance costs of $417 and $488 at September 30, 2018 and December 31, 2017, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands)

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our Line of Credit Agreement and KeyBank Term Loan agreement, which bear interest at a variable rate.

At September 30, 2018, we had $66,720 of outstanding variable rate debt, which were subject to a weighted average interest rate of 6.01% during the three months ended September 30, 2018. Based on the variable rate borrowings outstanding as of September 30, 2018, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended September 30, 2018, our interest expense for the quarter would have increased by approximately $167. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value is mark to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are, classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on discounting future cash flows interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The fair value of the interest rate cap agreement was $0 at September 30, 2018. At September 30, 2018 the one-month LIBOR was 2.26%.

Related to this interest rate cap agreement, a 100 basis point increase above LIBOR being 4% will decrease our interest expense by approximately $798 per annum.

As discussed in Note 5 of our unaudited condensed consolidated financial statements, the MWG Loan Agreement was paid in full as of July 10, 2018. The key terms of the interest rate cap agreement with J.P. Morgan remained in place after the repayment of the MWG Loan Agreement and it continues to have a maturity date of December 1, 2019.

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

In connection with the preparation of this Form 10-Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. As described below, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result management has concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

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

As of September 30, 2018, management has not completed a proper monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective.

The specific material weaknesses that management identified in our internal controls as of September 30, 2018 is as follows:

•	Due to limited accounting resources the Company has not fully tested existing controls to meet the requirements of COSO’s 2013 framework.

Company’s management concluded that in light of the material weakness described above, our Company did not maintain effective internal control over financial reporting as of September 30, 2018 based on the criteria set forth in the 2013 framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

1.1	Distribution Agreement, dated August 24, 2018, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP, D.A. Davidson & Co., KeyBank Capital Markets Inc. and National Securities Corporation (incorporated by reference to Exhibit 1.1 to Company’s Current Report on Form 8-K (File No. 333-38106) filed on August 24, 2018)

10.1	Loan Agreement, dated as of July 10, 2018, by and among Transamerica Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Filed No. 333-38106) filed on July 16, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

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

Dated: November 12, 2018