Form 10-K
period 2018-12-31
Plymouth Industrial REIT Inc.
filed 2019-03-08
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐     No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the NYSE American on June 30, 2018) was $54,319,008.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 7, 2019 was 4,851,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2018.

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

ii

Glossary

In this Annual Report on Form 10-K:

•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2018, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Class A industrial properties” means industrial properties that typically possess most of the following characteristics: 15 years old or newer, square footage in excess of 300,000 square feet, concrete tilt-up construction, clear height in excess of 26 feet, a ratio of dock doors to floor area that is more than one door per 10,000 square feet and energy efficient design characteristics suitable for current and future tenants;
•	“Class B industrial properties” means industrial properties that typically possess most of the following characteristics: more than 15 years old, square footage between 50,000 and 300,000 square feet, clear heights between 18 and 26 feet, and adequate building systems (mechanical, HVAC and utility) to deliver services currently required by tenants but which may need upgrades for future tenants;
•	“Company Portfolio” means the 55 distribution centers, warehouse and light industrial properties which we own as of the date of December 31, 2018;
•	“net operating income” or “NOI” means total revenue (including rental revenue, tenant reimbursements, management, leasing and development services revenue and other income) less property-level operating expenses including allocated overhead. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense and other non-operating expenses;
•	“OP units” means units of limited partnership interest in our operating partnership;
•	“our operating partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“Plymouth,” “our company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation, and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., the issuer of the shares of Common and Preferred stock, in this annual report;
•	“primary markets” means gateway cities and the following six largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Chicago, Washington, DC, Miami, Seattle and Atlanta;
•	“secondary markets” means for our purposes non-gateway markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the U.S.: Austin, Baltimore, Boston, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa;
•	“Torchlight” means Torchlight Investors, LLC and the Torchlight Entities, as applicable;
•	“Torchlight Entities” means DOF IV REIT Holdings, LLC, and
•	“Torchlight Transactions” means the June, 2017 redemption of certain preferred equity interests held by Torchlight for $25.0 million, which was paid by a combination of $20.0 million in cash with a portion of the net proceeds from our initial listed public offering and 263,158 shares of common stock issued to Torchlight in a private placement, and the private issuance of warrants to Torchlight to acquire 250,000 shares of common stock, in each case concurrently with the closing of our initial listed public offering.

Our definitions of Class A industrial properties, Class B industrial properties, primary markets and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

iii

PART I

Item 1. Business

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the United States. As of December 31, 2018, the Company’s Portfolio consists of 55 industrial properties located in ten states with an aggregate of approximately 12 million rentable square feet. The Company Portfolio was 95% leased to 182 different tenants across 29 industry types as of December 31, 2018.

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

Our company, was founded in March 2011 by two of our executive officers, Jeffrey Witherell and Pendleton White, Jr., each of whom has at least 25 years of experience acquiring, owning and operating commercial real estate properties.

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

In November 2017, we completed our offering of our 7.50% Series A Cumulative Redeemable Preferred Stock. The net proceeds from our Series A Preferred stock offering were approximately $48.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In July 2018, we completed our follow on offering of our common stock. The net proceeds of our follow on offering of common stock was approximately $17.8 million after deducting underwriting discounts and commissions and offering costs.

In December 2018, we completed a private placement of our Series B Convertible Redeemable Preferred Stock. The net proceeds from our Series B Convertible Redeemable Preferred Stock private placement was approximately $71.8 million after deducting underwriting commissions and offering costs.

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

We intend to own and acquire properties that we believe can achieve high initial yields and strong ongoing cash-on-cash returns and that exhibit the potential for increased rental growth in the future. In addition, we may acquire Class A industrial properties that offer similar attractive return characteristics if the cost basis for such properties are comparable to those of Class B industrial properties in a given market or sub-market. While we will focus on investment opportunities in our target markets, we may make opportunistic acquisitions of Class A industrial properties or industrial properties in primary markets when we believe we can achieve attractive risk-adjusted returns.

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

Financing Strategy

We intend to maintain a flexible and growth-oriented capital structure. We used the net proceeds from our public offerings along with additional secured and unsecured indebtedness to acquire industrial properties. Our additional indebtedness may include arrangements such as a revolving credit facility or term loan. We believe that we will have the ability to leverage newly-acquired properties with our long-term target debt-to-value ratio of less than 50%. We also anticipate using OP units to acquire properties from existing owners interested in tax-deferred transactions.

Investment Criteria

We believe that our market knowledge, operations systems and internal processes allow us to efficiently analyze the risks associated with an asset’s ability to produce cash flow going forward. We blend fundamental real estate analysis with corporate credit analysis to make an assessment of probable cash flows that will be realized in future periods. We also use data-driven and event-driven analytics and primary research to identify and pursue emerging investment opportunities.

Our investment strategy focuses on Class B industrial properties in secondary markets for the following reasons:

•	Class B industrial properties generally require less capital expenditures than both Class A industrial properties and other commercial property types;
•	investment yields for Class B industrial properties are often greater than investment yields on both Class A industrial properties and other commercial property types;
•	Class B industrial tenants tend to retain their current space more frequently than Class A industrial tenants;
•	Class B industrial properties tend to have higher current returns and lower volatility than Class A industrial properties;
•	we believe there is less competition for Class B industrial properties from institutional real estate buyers; our typical competitors are local investors who often do not have ready access to debt or equity capital;
•	the Class B industrial real estate market is highly fragmented and complex, which we believe makes it difficult for less-experienced or less-focused investors to access comparable opportunities on a consistent basis;

•	we believe that there is a limited new supply of Class B industrial space in our target markets;
•	secondary markets generally have less occupancy and rental rate volatility than primary markets;
•	Class B industrial properties and secondary markets are typically “cycle agnostic”; i.e. , less prone to overall real estate cycle fluctuations;
•	we believe secondary markets generally have more growth potential at a lower cost basis than primary markets; and
•	we believe that the demand for e-commerce-related properties, or e-fulfillment facilities, will continue to grow and play a significant role in our investing strategy.

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

Employees

As of December 31, 2018, we had thirteen full-time employees. None of our employees are represented by a labor union.

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

Structure and Formation of Our Company

Our Company

We were formed as a Maryland corporation in March 2011 and conduct our business through an UPREIT structure in which our properties are owned by our operating partnership directly or through subsidiaries, as described below under “—Our Operating Partnership.” We are the sole general partner of our operating partnership and indirectly own 82.2% of the OP units in our operating partnership. Our operating partnership owns, directly and indirectly, 100% of the equity interests of its subsidiaries. Our board of directors oversees our business and affairs.

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

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

The following table provides certain information with respect to the Company Portfolio, as of December 31, 2018.

Metro	Property	City	State	Property Type	Year Built/ Renovated (1)	Square Footage	Occupancy	Annualized Rent (2)	Percent of Total Annualized Rent (3)	Annualized Rent/ Square Footage (4)
Atlanta	32 Dart Road	Newnan	GA	Warehouse/Light Manufacturing	1988, 2014	194,800	100%	$535,704	1.1%	$2.75
Atlanta	1665 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	198,000	100%	$603,900	1.3%	$3.05
Atlanta	1715 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	100,000	100%	$ 233,911	0.5%	$2.34
Atlanta	11236 Harland Drive	Covington	GA	Warehouse/Distribution	1988	32,361	100%	$ 121,354	0.3%	$3.75
Chicago	11351 W. 183rd	Orland Park	IL	Warehouse/Distribution	2000	18,768	100%	$ 191,291	0.4%	$ 10.19
Chicago	11601 Central	Alsip	IL	Warehouse/Distribution	1970	260,000	100%	$639,600	1.4%	$2.46
Chicago	13040 South Pulaski	Alsip	IL	Warehouse/Distribution	1976	395,466	100%	$1,707,600	3.6%	$4.32
Chicago	1355 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1998	82,456	100%	$404,060	0.9%	$4.90
Chicago	13970 West Laurel	Lake Forest	IL	Light Manufacturing/Flex	1990	70,196	100%	$322,266	0.7%	$4.59
Chicago	1445 Greenleaf	Elk Grove Village	IL	Warehouse/Light Manufacturing	1968	150,000	100%	$921,528	2.0%	$ 6.14
Chicago	1600 Fleetwood	Elgin	IL	Warehouse/Distribution	1968	247,000	100%	$ 1,221,909	2.6%	$4.95
Chicago	1750 South Lincoln	Freeport	IL	Warehouse/Distribution	2001	499,200	100%	$1,060,800	2.3%	$ 2.13
Chicago	1796 Sherwin	Des Plaines	IL	Warehouse/Distribution	1964	98,879	100%	$571,965	1.2%	$5.78
Chicago	1875 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1989	134,415	100%	$577,868	1.2%	$4.30
Chicago	189 Seegers	Elk Grove	IL	Light Manufacturing/Flex	1972	25,000	100%	$168,924	0.4%	$6.76
Chicago	2401 Commerce	Libertyville	IL	Flex Space	2009	78,574	100%	$598,639	1.3%	$7.62
Chicago	28160 North Keith	Lake Forest	IL	Light Manufacturing/Flex	1989	77,924	100%	$353,486	0.8%	$4.54
Chicago	3 West College	Arlington Heights	IL	Warehouse/Light Manufacturing	1978	33,263	100%	$200,000	0.4%	$ 6.01
Chicago	3841 Swanson	Gurnee	IL	Light Manufacturing/Flex	1978	99,625	100%	$421,300	0.9%	$4.23
Chicago	3940 Stern	St. Charles	IL	Warehouse/Light Manufacturing	1987	146,798	100%	$ 631,231	1.3%	$4.30
Chicago	6000 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	148,091	100%	$555,341	1.2%	$3.75
Chicago	6510 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	306,552	100%	$889,001	1.9%	$2.90
Chicago	6558 West 73rd	Bedford Park	IL	Warehouse/Light Manufacturing	1975	301,000	100%	$1,226,574	2.6%	$4.07
Chicago	6751 Sayre	Bedford Park	IL	Warehouse/Light Manufacturing	1973	242,690	100%	$803,847	1.7%	$ 3.31
Chicago	7200 Mason	Bedford Park	IL	Warehouse/Light Manufacturing	1974	207,345	100%	$777,544	1.7%	$3.75
Chicago	South McLean	Elgin	IL	Light Manufacturing/Flex	1968, 1998	74,613	100%	$382,765	0.8%	$ 5.13
Cincinnati	4115 Thunderbird	Fairfield	OH	Warehouse/Distribution	1991	70,000	100%	$243,974	0.5%	$3.49
Cincinnati	7585 Empire	Florence	KY	Warehouse/Light Manufacturing	1973	148,415	100%	$422,654	0.9%	$2.85
Cincinnati	11540-11630 Mosteller	Sharonville	OH	Warehouse/Light Manufacturing	1959	358,386	100%	$ 1,082,291	2.3%	$3.02
Cincinnati	Fisher Industrial Park	Fairfield	OH	Warehouse/Light Manufacturing	1946	1,071,600	93%	$ 2,925,836	6.2%	$2.94
Cleveland	1755 Enterprise	Twinsburg	OH	Warehouse/Light Manufacturing	2005	255,570	100%	$1,233,962	2.6%	$4.83
Cleveland	30339 Diamond Parkway	Glenwillow	OH	Warehouse/Distribution	2007	400,184	100%	$2,041,533	4.4%	$ 5.10
Columbus	2120-2138 New World	Columbus	OH	Warehouse/Distribution	1971	121,200	100%	$335,280	0.7%	$2.77
Columbus	3100 Creekside	Lockbourne	OH	Warehouse/Distribution	1999	340,000	0%	$-	0.0%	$ -
Columbus	3500 Southwest	Grove City	OH	Warehouse/Distribution	1992	527,127	100%	$ 2,055,795	4.4%	$3.90
Columbus	7001 Americana	Reynoldsburg	OH	Warehouse/Distribution	1986, 2007, 2012	54,100	100%	$189,350	0.4%	$3.50
Columbus	8273 Green Meadows	Lewis Center	OH	Warehouse/Distribution	2007	77,271	100%	$369,966	0.8%	$4.79
Columbus	8288 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1988	300,000	100%	$951,000	2.0%	$ 3.17
Indianapolis	3035 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1962, 2004	562,497	96%	$ 1,581,976	3.4%	$2.94
Indianapolis	3169 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1979, 1993	44,374	95%	$ 217,180	0.5%	$ 5.18
Memphis	210 American	Jackson	TN	Warehouse/Distribution	1981, 2013	638,400	100%	$1,404,480	3.0%	$2.20
Memphis	Airport Business Park	Memphis	TN	Flex Space	1985-1989	235,006	57%	$2,089,122	4.5%	$ 15.54
Memphis	Knight Road	Memphis	TN	Warehouse/Distribution	1986	131,904	100%	$328,316	0.7%	$2.49
Memphis	Shelby Distribution	Memphis	TN	Warehouse/Distribution	1989	202,303	100%	$528,306	1.1%	$ 2.61
Milwaukee	5110 South 6th	Milwaukee	WI	Warehouse/Distribution	1972	58,500	100%	$229,500	0.5%	$3.92
Philadelphia	4 East Stow	Marlton	NJ	Flex Space	1986	156,279	90%	$856,571	1.8%	$ 6.12
Portland ME	56 Milliken	Portland	ME	Warehouse/Light Manufacturing	1995, 2005, 2013	200,625	100%	$ 1,082,123	2.3%	$5.39
South Bend	4491 Mayflower Road	South Bend	IN	Warehouse/Distribution	2000	77,000	100%	$231,000	0.5%	$3.00
South Bend	4955 Ameritech Drive	South Bend	IN	Warehouse/Distribution	2004	228,000	100%	$888,000	1.9%	$3.89
South Bend	5855 Carbonmill Road	South Bend	IN	Warehouse/Distribution	2002	198,000	100%	$792,000	1.7%	$4.00
South Bend	5502 W. Brick Road	South Bend	IN	Warehouse/Distribution	1998	101,450	100%	$304,350	0.6%	$3.00
South Bend	5681 Cleveland Road	South Bend	IN	Warehouse/Distribution	1994	62,550	100%	$187,650	0.4%	$3.00
Jacksonville	Center Point Business Park	Jacksonville	FL	Flex Space	1990-1997	537,800	94%	$ 3,032,654	6.5%	$ 6.01
Jacksonville	Liberty Business Park	Jacksonville	FL	Flex Space	1996-1999	426,916	100%	$3,695,910	7.9%	$8.66
Jacksonville	Salisbury Business Park	Jacksonville	FL	Flex Space	2001-2012	168,800	100%	$ 1,478,101	3.2%	$8.75
Existing Portfolio – Industrial Properties -- Total/Weighted Average						11,977,273	95%	$ 46,901,288	100.0%	$4.12

_______________

(1)	Renovation means significant upgrades, alterations or additions to building areas, interiors, exteriors and/or systems.
(2)	Annualized rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2018 by (ii) 12.
(3)	Represents the percentage of total annualized rent for properties owned as of December 31, 2018.
(4)	Calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2018, by (ii) 12, and then dividing by leased square feet for such property as of December 31, 2018.

As of December 31, 2018, 48 of our 55 properties were encumbered by mortgage indebtedness totaling $293,108 and 7 of our 55 properties were encumbered by our line of credit agreement totaling $28,550 (excluding unamortized deferred financing fees and debt issuance costs). See Note 5 in the accompanying Notes to the Consolidated Financial Statements for additional information.

Functionality Diversification

The following tables set forth information relating to functionality diversification by building type based on total square footage and annualized rent as of December 31, 2018.

Property Type	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Warehouse/Distribution	30	94.3%	6,499,177	54.2%	20,676,327	44.1%	3.37
Warehouse/Light Manufacturing	14	97.8%	3,527,363	29.5%	12,825,222	27.3%	3.72
Warehouse/Flex	6	90.7%	1,603,375	13.4%	11,750,998	25.1%	8.08
Light Manufacturing/Flex	5	100.0%	347,358	2.9%	1,648,741	3.5%	4.75
Total Company Portfolio	55	95.0%	11,977,273	100.0%	$46,901,288	100.0%	$4.12

Geographic Diversification

The following tables set forth information relating to geographic diversification of the Company Portfolio by state based on total annualized rent as of December 31, 2018.

State	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Illinois	22	100.0%	3,697,855	30.8%	14,627,539	31.1%	$3.96
Ohio	11	88.4%	3,575,438	29.9%	11,428,987	24.4%	$3.62
Indiana	7	97.8%	1,273,871	10.6%	4,202,156	9.0%	$3.37
Tennessee	4	91.7%	1,207,613	10.1%	4,350,224	9.3%	$3.93
Florida	3	97.1%	1,133,516	9.5%	8,206,665	17.5%	$7.46
Georgia	4	100.0%	525,161	4.4%	1,494,869	3.2%	$2.85
Maine	1	100.0%	200,625	1.7%	1,082,123	2.3%	$5.39
New Jersey	1	89.6%	156,279	1.3%	856,571	1.8%	$6.12
Kentucky	1	100.0%	148,415	1.2%	422,654	0.9%	$2.85
Wisconsin	1	100.0%	58,500	0.5%	229,500	0.5%	$3.92
Total Company Portfolio	55	95.0%	11,977,273	100.0%	$ 46,901,288	100.0%	$4.12

Industry Diversification

The following tables set forth information relating to tenant diversification of the Company Leased Portfolio by industry based on total square feet occupied and annualized rent as of December 31, 2018.

Industry	Total Leased Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Aero Space	280,370	2.5%	1,323,116	2.8%	$ 4.72
Appliances	155,703	1.4%	695,992	1.5%	$ 4.47
Automotive	1,041,611	9.1%	3,484,643	7.4%	$ 3.35
Business Services	191,867	1.7%	1,632,056	3.5%	$ 8.51
Cardboard and Packaging	73,500	0.6%	229,500	0.5%	$ 3.12
Chemical	177,843	1.6%	856,020	1.8%	$ 4.81
Construction	492,985	4.3%	2,178,197	4.6%	$ 4.42
Distribution	127,070	1.1%	1,125,682	2.4%	$ 8.86
Education	60,895	0.5%	721,261	1.5%	$11.84
Electrical	15,000	0.1%	95,958	0.2%	$ 6.40
Entertainment	145,620	1.3%	876,876	1.9%	$ 6.02
Financial Services	71,927	0.6%	291,580	0.6%	$ 4.05
Food & Beverage	104,504	0.9%	734,639	1.6%	$ 7.03
Garden Supply	511,601	4.5%	1,168,480	2.5%	$ 2.28
Healthcare	421,076	3.7%	1,325,062	2.8%	$ 3.15
Industrial Equipment Components	1,650,217	14.5%	6,437,970	13.7%	$ 3.90
Law Enforcement	12,686	0.1%	130,032	0.3%	$10.25
Light Manufacturing	1,213,024	10.7%	5,055,897	10.8%	$ 4.17
Logistics & Transportation	1,986,146	17.4%	8,467,291	18.1%	$ 4.26
Metal Fabrication	118,440	1.1%	372,096	0.8%	$ 3.14
Oil & Gas	22,502	0.2%	135,012	0.3%	$ 6.00
Paper & Printing	730,355	6.4%	1,833,728	3.9%	$ 2.51
Photography	39,950	0.4%	267,665	0.6%	$ 6.70
Solar (1)	1	0.0%	25,978	0.1%	$ 25,978
Spiritual	57,877	0.5%	335,453	0.7%	$ 5.80
Storage (2)	1	0.0%	94,090	0.2%	$ 94,090
Technology & Electronics	887,388	7.8%	4,421,227	9.4%	$ 4.98
Utility	4,000	0.0%	36,071	0.1%	$ 9.02
Wholesale/Retail	790,092	7.0%	2,549,716	5.4%	$ 3.23
Total Company Portfolio	11,384,251	100.0%	$ 46,901,288	100%	$ 4.12

______________

(1) - Represents non-square foot lease associated with solar panels

(2) - Represents non-square foot lease associated with outdoor storage

Tenants

The following table sets forth information about the ten largest tenants in our Company Leased Portfolio based on total annualized rent as of December 31, 2018.

Tenant	Market	Industry	# of Leases	Total Leased Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Total Annualized Rent
Corporate Services, Inc	South Bend	Logistics & Transportation	4	667,000	3/2/2021	$ 3.60	$ 2,403,000	5.1%
Stonecrop Technologies, LLC	Columbus	Technology & Electronics	1	527,127	3/31/2021	$ 3.90	$ 2,055,795	4.4%
First Logistics	Chicago	Light Manufacturing	2	334,257	3/31/2019, 10/31/2024	$ 4.42	$ 1,478,066	3.2%
Perseus Distribution - Ingram Publisher Services Inc	Memphis	Logistics & Transportation	1	638,400	5/31/2020	$ 2.20	$ 1,404,480	3.0%
Pactiv Corporation	Chicago	Paper & Printing	2	355,436	6/30/2025	$ 3.75	$ 1,332,885	2.8%
Nexus Distribution Corporation	Chicago	Industrial Equipment Components	2	382,491	4/30/2021	$ 3.30	$ 1,260,343	2.7%
Stamar Packaging, Inc	Chicago	Logistics & Transportation	1	247,000	4/30/2027	$ 4.95	$ 1,221,909	2.6%
Rostam Direct LLC d/b/a Gardens Alive	Cincinnati	Garden Supply	1	511,600	3/31/2023	$ 2.25	$ 1,150,480	2.5%
NOVA Wildcat Amerock	Chicago	Wholesale/Retail	1	499,200	12/31/2018	$ 2.13	$ 1,060,800	2.3%
Volvo Group North America, Inc.	Columbus	Automotive	1	300,000	10/31/2019	$ 3.17	$ 951,000	2.0%
Ten Largest Tenants by Annualized Rent			16	4,462,511		$ 3.21	$ 14,318,758	30.5%
All Other			180	6,921,740		$ 4.71	$ 32,582,530	69.5%
Total Company Portfolio			196	11,384,251		$ 4.12	$ 46,901,288	100.0%

Lease Overview

Triple-net lease.     In our triple-net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2018, there were 148 triple-net leases in the Company Portfolio, representing approximately 69.8% of our total annualized base rent.

Modified triple-net lease.     In our modified triple-net leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2018, there were 9 modified triple-net leases in the Company Portfolio, representing approximately 6.4% of our total annualized base rent.

Gross lease.     In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2018, there were 41 gross leases in the Company Portfolio, representing approximately 23.8% of the annualized base rent.

Lease Expirations

As of December 31, 2018, the weighted average in-place remaining lease term of the Company Portfolio was 3.2 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2018, plus available space, for each of the ten full calendar years commencing December 31, 2018 and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Expiration	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent(1)	Percentage of Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
Available	593,022	5%	$0	0%	$0
2019	1,193,336	10%	$5,029,667	11%	$4.21
2020	1,931,510	16%	$7,600,644	16%	$3.94
2021	3,031,441	25%	$12,702,293	27%	$4.19
2022	1,117,343	9%	$5,497,505	12%	$4.92
2023	1,140,818	10%	$4,171,985	9%	$3.66
2024	1,030,823	9%	$3,565,523	8%	$3.46
2025	807,749	7%	$3,483,533	7%	$4.31
2026	418,060	3%	$1,425,962	3%	$3.41
2027	482,807	4%	$1,917,592	4%	$3.97
2028	95,949	1%	$928,716	2%	$9.68
Thereafter	134,415	1%	$577,868	1%	$4.30
Total Company Portfolio	11,977,273	100%	$46,901,288	100%	$4.12

____________________

(1)	Calculated as monthly contracted base rent per the terms of such lease, as of December 31, 2018, multiplied by 12. Excludes billboard and antenna revenue and rent abatements. Annualized base rent includes rent from triple net leases, modified triple-net leases and gross leases.
(2)	Calculated as annualized base rent set forth in this table divided by total annualized base rent for the Company Portfolio as of December 31, 2018.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2018.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 1, 2019, we had 4,851,068 shares of common stock outstanding held of record by a total of approximately 121 stockholders; however, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of stockholders is based on the records of Continental Stock Transfer & Trust, which serves as our transfer agent.

Market Information

Our common stock is traded on the NYSE American under the symbol “PLYM.” On December 31, 2018, the closing price of our common stock, as reported on the NYSE American, was $12.61. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock during 2018 and the dividends paid by us and the annualized dividend per share with respect to those periods.

	High	Low	Cash Dividends Declared per Share (1)		Annualized Dividend Per Share
2018
First quarter	$18.96	$16.21	$0.3750	(2)	$1.50
Second quarter	$18.27	$15.09	$0.3750	(3)	$1.50
Third quarter	$16.50	$14.37	$0.3750	(4)	$1.50
Fourth quarter	$15.86	$10.95	$0.3750	(5)	$1.50

2017
Second quarter (commencing June 14, 2017 to June 30, 2017) (6)	$19.00	$17.70	$0.0650	(7)	$1.50
Third quarter	$19.00	$16.50	$0.3750	(8)	$1.50
Fourth quarter	$18.98	$17.22	$0.3750	(9)	$1.50

_________________

(1)	Dividend information is for dividends declared with respect to that quarter.
(2)	On April 30, 2018, the Company paid a cash dividend in the amount of $0.3750 per share for the quarter ended March 31, 2018 to stockholders of record on March 30, 2018.
(3)	On July 31, 2018, the Company paid a cash dividend in the amount of $0.3750 per share for the quarter ended June 30, 2018 to stockholders of record on June 29, 2018.
(4)	On October 31, 2018, the Company paid a cash dividend in the amount of $0.3750 per share for the quarter ended September 30, 2018 to stockholders of record on September 28, 2018.
(5)	On January 31, 2019, the Company paid a cash dividend in the amount of $0.3750 per share for the quarter ended December 31, 2018 to stockholders of record on December 28, 2018.
(6)	We completed our initial listed public offering of shares of our common stock on June 14, 2017.
(7)	On July 31, 2017, the Company paid a cash dividend in the amount of $0.0650 per share for the period beginning June 14, 2017 and ended June 30, 2017 to stockholders of record on July 7, 2017.
(8)	On October 31, 2017, the Company paid a cash dividend in the amount of $0.3750 per share for the quarter ended September 30, 2017 to stockholders of record on September 30, 2017.
(9)	On January 31, 2018, the Company paid a cash dividend in the amount of $0.3750 per share for the quarter ended December 31, 2017 to stockholders of record on December 29, 2017.

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

We maintain the Plymouth Industrial REIT, Inc. 2014 Incentive Award Plan (the “Plan”), as discussed in more detail in Note 9 in the accompanying Notes to Consolidated Financial Statements.

As of December 31, 2018, the total shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	124,051	(1)	n/a	207,922
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

___________________

(1)	Consists of restricted stock awards granted to executive officers and certain employees.

Unregistered Sales of Equity Securities

On December 14, 2018, we issued 4,411,764 shares of our Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) to MIRELF VI Pilgrim, LLC, an affiliate of Madison International Realty Holdings, LLC (the “Investor”), at a purchase of $17.00 per share for an aggregate consideration of $75.0 million. We issued these shares of preferred stock in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Regulation 506 promulgated thereunder. The Series B Preferred Stock is convertible at the option of the Investor from and after January 1, 2022. In addition, beginning on January 1, 2022, if the 20-day volume weighted average price per share is equal to or exceeds $26.35 (subject to adjustment), we have the right to convert each share of Series B Preferred Stock, and following December 31, 2024, the Series B Preferred Stock is, subject to availability of funds, automatically converted. Any conversion of shares of Series B Preferred Stock may be settled by us, at our option, in shares of our common stock, cash or any combination thereof. However, unless and until our stockholders have approved the issuance of greater than 19.99% of our outstanding common stock, as required by the NYSE American rules and regulations (“Stockholder Approval”), the Series B Preferred Stock may not be converted into more than 19.99% of our outstanding common stock as of the date of the closing. In addition, we cannot opt to convert the Series B Preferred Stock into more than 9.9% of our outstanding common stock without approval of the holders of Series B Preferred Stock. The initial conversion rate is one share of Series B Preferred Stock for one share of common stock, subject to proportionate adjustments for certain transactions affecting our securities (such as stock dividends, stock splits, combinations and other corporate reorganization events), provided that the value of the common stock, determined in accordance with terms of the articles supplementary is equal to or greater that the liquidation preference of the Series B Preferred Stock.  To the extent we opt to settle the conversion of shares of Series B Preferred Stock in cash, (1) until such time as the maximum number of shares of Series B Preferred Stock have been converted such that, if all such shares had been converted into common stock, Stockholder Approval would be necessary to convert additional shares into common stock, we will pay cash equal to the greater of the liquidation preference or the 20-day volume weighted average price per share, and (2) following such time, we will pay cash equal to the liquidation preference per share of Series B Preferred Stock.

Holders of the Series B Preferred Stock have the right to require the Company to redeem for cash, their shares of Series B Preferred Stock in the event of a change in control of the Company or a delisting of the Company’s shares. Since this contingent redemption right is outside of the control of the Company, the Company has presented its Series B Preferred Stock as temporary equity.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2018 and 2017.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company Portfolio consists of 55 industrial properties located in ten states with an aggregate of approximately 12 million rentable square feet leased to 182 different tenants.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue and tenant recoveries from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of December 31, 2018, the Company Portfolio was approximately 95% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2019 through to December 31, 2020, an aggregate of 26.9% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During 2017 and 2018, leases for space totaling 1,995,389 square feet (16.7% of the Company Portfolio) either was subject to renewal or expired. Approximately 41.4% of the expired space was renewed and an additional 1,013,475 square feet (including a net 207,114 square feet of previously vacant space) was leased long term with new tenants. As of December 31, 2018, the vacancy rate of the Company Portfolio was 5.0%.

During the years ended December 31, 2017 and 2018, we negotiated 29 leases with durations in excess of six months encompassing 1,730,221 square feet and negotiated 5 leases with a duration of less than 6 months encompassing 121,735 square feet. Renewed leases made up 41.4% of the square footage covered by the 29 leases in excess of 6 months, and the rent under the renewed leases decreased an average of -1.7% over the prior leases. Leases to new tenants comprised the other 58.6% of the square footage covered by the 29 leases in excess of 6 months, and the rent under the new leases increased an average of 17.0% over the prior leases. The rental rates under the 29 leases in excess of 6 months entered into during 2017 and 2018, increased by an average of 6.5% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the years ended December 31, 2017 and 2018.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2017	Renewals	234,679	84.1%	$4.25	$4.51	6.2%	$0.07	$0.13
	New Leases	44,268	15.9%	$2.16	$3.00	38.7%	$0.41	$0.27
	Total	278,947	100.0%	$3.92	$4.27	9.1%	$0.13	$0.15

2018	Renewals	482,067	33.2%	$5.84	$5.57	-4.6%	$0.24	$0.13
	New Leases	969,207	66.8%	$2.85	$3.31	16.1%	$0.39	$0.21
	Total	1,451,274	100.0%	$3.84	$4.06	5.7%	$0.34	$0.18

Total	Renewals	716,746	41.4%	$5.32	$5.23	-1.7%	$0.18	$0.13
	New Leases	1,013,475	58.6%	$2.82	$3.30	17.0%	$0.39	$0.22
	Total	1,730,221	100.0%	$3.85	$4.10	6.5%	$0.30	$0.18

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase slightly from fifteen employees as of the date of this annual report on Form 10-K to between 16 and 18 employees during the 12 to 24 months following December 31, 2018 and, as a result, our general and administrative expenses will increase further.

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

We believe our most critical accounting policies are the regular evaluation of whether the value of a real estate asset has been impaired and accounting for acquisitions. Each of these items involves estimates that require management to make judgments that are subjective in nature. We collect historical data and current market data, and based on our experience we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

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

Cash

We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2018, we had not realized any losses in such cash accounts and believe that we are not exposed to any significant risk of loss.

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

Results of Operations (dollars in thousands)

Year Ended December 31, 2018 Compared to December 31, 2017

We define same store portfolio as a subset of our consolidated portfolio and includes properties that were wholly-owned by us for the entire period presented. We define acquisitions/dispositions as any properties that were acquired or sold during the period from January 1, 2017 through December 31, 2018.

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Change		Year ended December 31,		Change
	2018	2017	$	%	2018	2017	$	%	2018	2017	$	%
Revenue:
Rental revenue	13,502	14,566	(1,064)	-7.3%	23,130	3,806	19,324	508%	36,632	18,372	18,260	99.4%
Tenant recoveries	5,493	5,395	98	1.8%	6,558	1,048	5,510	526%	12,051	6,443	5,608	87.0%
Total operating revenues	18,995	19,961	(966)	-4.8%	29,688	4,854	24,834	512%	48,683	24,815	23,868	96.2%

Property expenses	6,690	6,603	87	1.3%	10,759	1,602	9,157	572%	17,449	8,205	9,244	112.7%
Depreciation and amortization									26,788	13,998	12,790	91.4%
General and administrative									6,032	5,189	843	16.2%
Acquisition costs									—	103	(103)	-100%
Total operating expenses									50,269	27,495	22,774	82.8%

Other operating revenue									534	3	531	17700%

Operating loss									(1,052)	(2,677)	1,625	-60.7%

Other income (expense):
Interest expense									(15,734)	(11,581)	(4,153)	35.9%
Loss on extinguishment of debt									(5,393)	—	(5,393)	—
Gain on sale of Real Estate									1,004	—	1,004	—
Gain on disposition of equity investment									—	231	(231)	-100%
Total other income (expense)									(20,123)	(11,350)	(8,773)	77.3%

Net loss									(21,175)	(14,027)	(7,148)	51.0%

Rental revenue: Rental revenue increased by approximately $18,260 to $36,632 for the year ended December 31, 2018 as compared to $18,372 for the year ended December 31, 2017. The increase was primarily related to rental revenue from the acquired properties from the date of acquisition in 2018 of $19,324 offset by a decrease of $1,064 from same store properties primarily driven by vacancies within the same store portfolio.

Tenant recoveries: Tenant recoveries increased by approximately $5,608 to $12,051 for the year ended December 31, 2018 as compared to $6,443 for the year ended December 31, 2017. The increase was primarily related to tenant recoveries from the acquisitions made during 2018 of $5,510 and an increase in tenant recoveries of $98 from same store properties for the year ended December 31, 2018.

Property expenses: Property expenses increased $9,244 for the year ended December 31, 2018 to $17,449 as compared to $8,205 for the year ended December 31, 2017 primarily for expenses related to the new property acquisitions of $9,157. Property expenses for the same store properties increased approximately $87 for the year ended December 31, 2018.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $12,790 to approximately $26,788 for the year ended December 31, 2018 as compared to $13,998 for the year ended December 31, 2017, primarily due to depreciation and amortization on the new property acquisitions of $13,534 offset by lower depreciation and amortization expense for the same store properties of $744.

General and administrative: General and administrative expenses increased approximately $843 to $6,032 for the year ended December 31, 2018 as compared to $5,189 for the year ended December 31, 2017. The increase is attributable primarily to an increase in salaries and benefits of $912 due to higher head count, increased occupancy costs due to our headquarters expansion of $176 and increased insurance costs of $92, partially offset by a decrease in professional fees of $461 due to lower non-capitalizable transaction legal and other professional costs.

Acquisition expenses: Acquisition costs decreased $103 to $0 for the year ended December 31, 2018 as compared to $103 for the year ended December 31, 2017. Acquisition expenses for the year ended December 31, 2017 included costs for acquisitions we decided not to pursue.

Other operating revenue: Other revenue represents interest income and other items not directly related to the operations of our portfolio. The increase in other revenue by $531 to $534 for the year ended December 31, 2018 as compared to $3 for the year ended December 31, 2017, was due to a non-recurring fee for services provided by the Company for a joint venture that did not materialize.

Interest expense: Interest expense increased by approximately $4,153 to $15,734 for the year ended December 31, 2018 as compared to $11,581 for the year ended December 31, 2017. The increase was due to increased debt resulting from acquisitions, offset by decreases as a result of the refinancing of the Company’s debt throughout 2018. The schedule below is a comparative analysis of the components of interest expense for the years ended December 31, 2018 and 2017. For more information about our 2018 financing transactions, see Note 5 to our consolidated audited financial statements for the year ended December 31, 2018 included elsewhere in this annual report.

(In thousands)	Year Ended December 31,
	2018	2017

Accrued interest	$656	$1,531
Accretion of financing fees	1,482	868
Total accretion of interest and deferred interest	2,138	2,399
Cash interest paid	13,596	9,182
Total interest expense	$15,734	$11,581

Loss on extinguishment of debt: Loss on extinguishment of debt of $5,393 in 2018 was due to the early repayment of the Torchlight Mezzanine Loan, MWG Loan, KeyBank Term Loan and partial repayment of the Transamerica Loan.

Gain on sale of real estate: Gain on sale of real estate of $1,004 represents the gain realized on the sale of real estate in 2018. There were no sales of real estate in 2017.

Gain on disposition of equity investment: Gain on disposition of equity investment represents amounts received in excess of our basis for an equity investment in real estate liquidated in 2016. In 2017, we recognized gain of $231 which represented the final settlement of the joint venture.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2018	2017
NOI:
Net loss	$(21,175)	$(14,027)
General and administrative	6,032	5,189
Acquisition costs	—	103
Depreciation and amortization	26,788	13,998
Interest expense	15,734	11,581
Loss on debt extinguishment	5,393	—
Gain on sale of Real Estate	(1,004)	—
Other expense (income)	(534)	(234)
NOI	$31,234	$16,610

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

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2018	2017
EBITDA:
Net loss	$(21,175)	$(14,027)
Depreciation and amortization	26,788	13,998
Interest expense	15,734	11,581
Loss on debt extinguishment	5,393	—
Gain on sale of Real Estate	(1,004)	—
EBITDA	$25,736	$11,552

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

The following table sets forth a reconciliation of our historical net loss to FFO available to common stockholders and unit holders for the periods presented:

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2018	2017
FFO:
Net loss	$(21,175)	$(14,027)
Depreciation and amortization	26,788	13,998
Loss on debt extinguishment	5,393	—
Gain on sale of Real Estate	(1,004)	—
Gain on disposition of equity investment	—	(231)
FFO	$10,002	$(260)
Preferred stock dividends	(3,940)	(723)
FFO available to common stockholders and unit holders	$6,062	$(983)

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2018	2017
FFO attributable to common stockholders and unit holders	$6,062	$(983)
Deferred finance fee amortization	1,482	868
Non-cash interest expense	656	1,531
Acquisition costs	—	103
Stock compensation	805	435
Straight line rent	(996)	(191)
Above/below market lease rents	(1,304)	(423)
Recurring capital expenditures (1)	(2,695)	(522)
AFFO	$4,010	$818

_______________

(1)	Excludes non-recurring capital expenditures of $2,601 and $1,272 for the years ended December 31, 2018 and 2017, respectively.

Cash Flow

A summary of our cash flows for the years ended December 31, 2018 and 2017 are as follows:

(In thousands)	Year Ended
	2018	2017
Net cash provided by operating activities	$14,867	$8,104
Net cash used in investing activities	$(141,923)	$(171,844)
Net cash provided by financing activities	$122,854	$172,702

Operating activities: Net cash provided by operating activities for the year ended December 31, 2018 increased approximately $6,763 compared to the year ended December 31, 2017 primarily due to an increase in operating cash flows from property acquisitions, accounts payable and accrued expenses and depreciation expense, partially offset by fluctuations within working capital due to the timing of payments and rent receipts.

Investing activities: Net cash used in investing activities for the year ended December 31, 2018 decreased approximately $29,921 compared to the year ended December 31, 2017 primarily due a decrease in cash paid for acquisitions in 2018 of $142,635 compared to $170,788 in 2017, offset by the sale of property in 2018 for $4,562 and increase in real estate improvements expenditure of $2,563.

Financing activities: Net cash provided by financing activities for the year ended December 31, 2018 decreased approximately $49,848 to $122,854 for the year ended December 31, 2018, compared to $172,702 during the year ended December 31, 2017. Net cash provided by financing activities during the year ended December 31, 2018 included net proceeds from the issuance of common and preferred stock of approximately $89,613 and net borrowings of $49,378, offset by cash used for dividends of $11,083 and the repurchase of common stock of $5,054. Net cash provided by financing activities during the year ended December 31, 2017 included net proceeds from the issuance of common and preferred stock of approximately $101,490 and net borrowings of $98,549, offset by cash used for dividends of $1,755 and the redemption of the non-controlling interest of $25,582.

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

In addition, we will require funds for future dividends required to be paid on our Series A and Series B Preferred Stock.

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

Existing Indebtedness as of December 31, 2018 (dollars in thousands)

$120,000 AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of December 31, 2018 and 2017, there was $120,000 of principal indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC (see Note 8 to the consolidated financial statements). The obligations under the AIG Loan are also guaranteed in certain circumstances by the Company and certain of the Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at December 31, 2018. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

The borrowings amounted to $117,263 and $116,700, net of $2,737 and $3,300 of unamortized debt issuance costs at December 31, 2018 and 2017, respectively.

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

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at December 31, 2018.

Borrowings outstanding amounted to $21,133, net of $367 of unamortized debt issuance costs at December 31, 2018.

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Transamerica Loan”) with Transamerica Life Insurance Company providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $78,000. The Transamerica Loan matures on August 1, 2028 and bears interest at the fixed rate of 4.35% per annum. The promissory notes (the “Notes”) evidencing the Transamerica Loan require the Borrowers to make monthly interest-only payments through August 2019 and thereafter the Transamerica Loan requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period. The Borrowers may repay the Transamerica Loan at any time following the first twelve full calendar months of the Transamerica Loan’s term, subject to paying a premium equal to the greater of (a) 1% of the prepayment amount and (b) the “Yield Protection Amount,” as defined in the Notes.

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes.

On December 19, 2018, the Company repaid $3,380 of the Transamerica Loan as part of the sale of 525 West Marquette, 1 of the 18 properties that serves as collateral for the Transamerica Loan. The Company recognized a $395 loss on extinguishment of debt at the time of the partial repayment. Borrowings outstanding amounted to $73,609, net of $1,011 of unamortized debt issuance costs at December 31, 2018.

Fisher Park Mortgage

On October 15, 2018, the Operating Partnership (the “Borrower”) assumed a mortgage (the “Fisher Park Mortgage”) with a balance of $13,907 as part of our acquisition of the property in greater Cincinnati. The Fisher Park Mortgage, held by JP Morgan Chase Bank, matures on January 1, 2027, bears interest at 5.229% and is secured by the property. The Fisher Park Mortgage requires monthly installments of principal plus accrued interest based on a 30-year amortization. As part of the allocation of the Fisher Park purchase price per ASC 805, the Company recorded a $92 premium on the assumed debt value.

The Fisher Park Mortgage contains customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement.

Borrowings outstanding amounted to $13,873 at December 31, 2018.

KeyBank Bridge Loan

On December 14, 2018, the Operating Partnership and certain of its subsidiaries entered into a loan agreement (the “KeyBank Bridge Loan”) with KeyBank National Association (“KeyBank”). The Key Bank Bridge Loan provides for a secured loan in the amount of $63,115. The KeyBank Bridge Loan bears interest at a rate per annum at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR plus 2%. At December 31, 2018 the interest rate was 4.44%. The KeyBank Bridge Loan matures on the earlier of March 14, 2019 or the date KeyBank ceases to serve as the administrative agent under the Company’s revolving credit facility; however, the Operating Partnership has the right to prepay the KeyBank Bridge Loan at any time without penalty. Borrowings under the KeyBank Bridge Loan are secured by the Jacksonville Property and are guaranteed by the Company and each subsidiary of the Operating Partnership that is the direct or indirect owner of any collateral for the KeyBank Bridge Loan.

The KeyBank Bridge Loan contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the loan agreement. The Company is in compliance with the respective covenants at December 31, 2018.

Borrowings outstanding amounted to $63,115 at December 31, 2018.

Line of Credit Agreement

On August 11, 2017 the Company’s operating partnership entered into a secured line of credit agreement (Line of Credit Agreement) with KeyBank National Association, or KeyBank and the other lenders, which matures in August 2020 with an optional extension through August 2021, subject to certain conditions. Borrowings under the Line of Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 250 and 300 basis points depending on our total leverage ratio. At December 31, 2018 the interest rate was 5.4%.

On March 8, 2018, the Company entered into an Increase Agreement to our Line of Credit Agreement with KeyBank National Association to increase our revolving credit facility to $45,000. All other terms of the Line of Credit Agreement remained unchanged.

The Line of Credit Agreement, consistent with the KeyBank Bridege Loan covenants, contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the Line of Credit Agreement. The Company is in compliance with the respective covenants at December 31, 2018. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $28,187 and $20,837, net of unamortized debt issuance costs of $363 and $488 at December 31, 2018 and 2017, respectively.

Contractual Obligations and Commitments

The following table sets forth our principal obligations and commitments as of December 31, 2018:

Future Minimum Rents

($ in thousands)

Corporate Office	2019	$378
	2020	$385
	2021	$393
	2022	$400
	2023	$407
	Thereafter	$519

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

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value is mark to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are, classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on discounting future cash flows interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The fair value of the interest rate cap agreement was $0 at December 31, 2018. At December 31, 2018 the one-month LIBOR was 2.52%.

Related to this interest rate cap agreement, a 100 basis point increase above LIBOR being 4% will decrease our interest expense by approximately $798 per annum.

As discussed in Note 5 of our consolidated financial statements, the MWG Loan Agreement was paid in full as of July 10, 2018. The key terms of the interest rate cap agreement with J.P. Morgan remained in place after the repayment of the MWG Loan Agreement and it continues to have a maturity date of December 1, 2019.

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

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. As a result of this review management has concluded that, following the documentation, implementation and testing of the control environment that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Based on the results of Management’s review and evaluation of documentation and testing of processes and procedures performed during the year ended December 31, 2018, Management has concluded that such activities provide a reasonable basis to conclude that our internal control over financial reporting was effective as of December 31, 2018 per the criteria set forth in the 2013 framework issued by the COSO, and the material weakness identified within our 2017 annual report on Form 10-K has been remediated.

(c) Remediation

Within our 2017 annual report on Form 10-K, Management concluded that our internal controls and procedures were not effective during the period covered by the 2017 annual report on Form 10-K. The specific material weaknesses that management identified in our internal controls as of December 31, 2017 is as follows:

•	Due to limited accounting resources the Company has not fully documented procedures and risk assessment analysis or fully tested existing controls to meet the requirements of COSO’s 2013 framework.

During the fourth quarter of 2017 the Company initiated a full review and evaluation of key processes and procedures. Based on the results of the review and evaluation, the Company initiated the following remediation procedures:

1.	The Company hired an additional accounting reporting and compliance resource which improved our control environment by enhancing segregation of duties and creating additional capacity to allow for improved precision level of controls. The Company also engaged a professional accounting services firm to assist Management with the evaluation of key processes, procedures, documentation and testing of internal controls over financial reporting.
2.	The Company completed a review and documentation of key process and procedures that could be monitored and tested independently. With the assistance of the professional accounting services firm, the Company implemented a framework of internal controls over financial reporting to enable the identification and mitigation of a material misstatement. The Company completed a mapping of entity level controls to the 2013 COSO framework and implemented additional entity level controls to enhance the control environment.
3.	The Company performed and completed testing of controls to meet the requirements of the 2013 COSO framework.

The aforementioned remediation procedures were performed and tested throughout the year ended December 31, 2018. Based on the results of Managements review and evaluation of documentation and testing of processes and procedures performed during the year ended December 31, 2018, Management has concluded that such activities provide a reasonable basis to conclude that the material weakness identified within our 2017 annual report on Form 10-K has been remediated and that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, the remediation efforts implemented as referenced above were completed. There were no other changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2019, in connection with our 2019 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2019, in connection with our 2019 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2019, in connection with our 2019 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2019, in connection with our 2019 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2019, in connection with our 2019 annual meeting of stockholders.

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

(c)  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
1.1	Distribution Agreement, dated August 24, 2018, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP, D.A. Davidson & Co., KeyBank Capital Markets Inc. and National Securities Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 24, 2018)
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-173048) filed on September 10, 2014)
3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-19748) filed on June 1, 2017)
3.4	Articles Supplementary designating the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017)
3.5	Articles Supplementary designating the terms of the Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018)
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
10.2	Amended and Restated Plymouth Industrial REIT, Inc. and Plymouth Industrial OP LP 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on June 1, 2017)†
10.3	Employment Agreement with Jeffrey E. Witherell, dated as of April 28, 2017 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)†
10.4	Employment Agreement with Pendleton P. White, Jr., dated as of April 28, 2017 (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)†
10.5	Employment Agreement with Daniel C. Wright, dated as of April 28, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)†
10.6	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)
10.7	Limited Liability Company Agreement of Plymouth Industrial 20 LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.8	Amended and Restated Promissory Note (AGLIC), dated November 18, 2016, in the original principal amount of $66,240,000.00, made payable to the order of AGLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.9	Amended and Restated Promissory Note (AHAC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of AHAC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.10	Amended and Restated Promissory Note (NUFIC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of NUFIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.11	Amended and Restated Promissory Note (USLIC), dated November 18, 2016, in the original principal amount of $9,960,000.00, made payable to the order of USLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (file No. 333-196798) filed on March 29, 2017)
10.12	Loan Agreement, dated October 17, 2016, by and among American General Life Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA. and The United States Life Insurance Company in the City of New York, collectively as Lender, and the Borrowers named therein. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.13	Warrant Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.14	Stockholders Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)

Exhibit
Number	Description
10.15	Credit Agreement, dated as of August 11, 2017, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2017)
10.16	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP LP designating the terms of the Series A Preferred Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017).
10.17	Increase Agreement, dated as of March 8, 2018, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38106) filed on March 9, 2018)
10.18	Amended and Restated Promissory Note (KeyBank) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No, 001-38106) filed on March 9, 2018)
10.19	Amendment to Stockholders Agreement, dated as of March 29, 2018, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on April 4, 2018)
10.20	Loan Agreement, dated as of July 10, 2018, by and among Transamerica Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on July 17, 2018)
10.21	Purchase and Sale Agreement, dated as of November 1, 2018, by and among Plymouth Industrial REIT, Inc. and the Sellers, as defined therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.22	Reinstatement and First Amendment to Purchase and Sale Agreement, dated as of November 20, 2018, by and among Plymouth Industrial REIT, Inc. and the Sellers, as defined therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.23	Investment Agreement, dated as of November 20, 2018, by and between Plymouth Industrial REIT, Inc. and MIRELF VI Pilgrim, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.24	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP, dated as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018)
10.25	Investor Rights Agreement, dated as of December 14, 2018, by and among Plymouth Industrial REIT, Inc. and MIRELF VI Pilgrim, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018
10.26	Credit Agreement, dated as of December 14, 2018, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance*
101.XSD	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

________________

* Filed herewith.

† Management contract or compensation plan or arrangement.

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

Signature	Title	Date

/s/ Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
Jeffrey E. Witherell

/s/ Daniel C. Wright	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2019
Daniel C. Wright

/s/ Pendleton P. White, Jr.	President, Chief Investment Officer and Director	March 7, 2019
Pendleton P. White, Jr.

/s/ Martin Barber	Director	March 7, 2019
Martin Barber

/s/ Philip S. Cottone	Director	March 7, 2019
Philip S. Cottone

/s/ Richard DeAgazio	Director	March 7, 2019
Richard DeAgazio

/s/ David G. Gaw	Director	March 7, 2019
David G. Gaw

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Plymouth Industrial REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in preferred stock and equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 7, 2019

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Real estate properties	$452,610	$303,402
Less Accumulated depreciation	(41,279)	(25,013)
Real estate properties, net	411,331	278,389

Cash	5,394	12,915
Cash held in escrow	7,808	5,074
Restricted cash	1,759	1,174
Deferred lease intangibles, net	37,940	27,619
Other assets	5,931	4,782
Total assets	$470,163	$329,953

Liabilities, Preferred stock and Equity
Liabilities:
Secured mortgage debt, net	$288,993	$195,431
Mezzanine debt to investor, net	—	29,364
Borrowings under line of credit, net	28,187	20,837
Deferred interest	—	1,357
Accounts payable, accrued expenses and other liabilities	21,996	16,015
Deferred lease intangibles, net	7,067	6,807
Total liabilities	346,243	269,811
Commitments and contingencies (Note 12)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A; 2,040,000 shares issued and outstanding at December 31, 2018 and 2017 (aggregate liquidation preference of $51,000 at December 31, 2018 and 2017)	48,868	48,931
Series B; 4,411,764 and no shares issued and outstanding at December 31, 2018 and 2017, respectively (aggregate liquidation preference of $75,425 at December 31, 2018)	72,192	—

Equity (deficit):
Common stock, $0.01 par value: 900,000,000 shares authorized; 4,821,876 and 3,819,201 shares issued and outstanding at December 31, 2018 and 2017, respectively	49	39
Additional paid in capital	126,327	123,270
Accumulated deficit	(137,983)	(119,213)
Total stockholders' (deficit) equity	(11,607)	4,096
Non-controlling interest	14,467	7,115
Total equity	2,860	11,211
Total liabilities, Preferred stock and equity	$470,163	$329,953

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Rental revenue	$36,632	$18,372
Tenant recoveries	12,051	6,443
Other revenue	534	3
Total revenues	49,217	24,818

Operating expenses:
Property	17,449	8,205
Depreciation and amortization	26,788	13,998
General and administrative	6,032	5,189
Acquisition costs	—	103
Total operating expenses	50,269	27,495

Operating loss	(1,052)	(2,677)

Other income (expense):
Interest expense	(15,734)	(11,581)
Loss on extinguishment of debt	(5,393)	—
Gain on sale of real estate	1,004	—
Gain on disposition of equity investment	—	231
Total other expense, net	(20,123)	(11,350)

Net loss	(21,175)	(14,027)
Less: loss attributable to non-controlling interest	(2,459)	(5,320)
Net loss attributable to Plymouth Industrial REIT, Inc.	(18,716)	(8,707)
Less: Preferred stock dividends	3,940	723
Less: Series B Preferred stock accretion to redemption value	359	—
Less: amount allocated to participating securities	201	128
Net loss attributable to common stockholders	$(23,216)	$(9,558)
Net loss per share attributable to common stockholders	$(5.76)	$(4.45)

Weighted-average common shares outstanding basic and diluted	4,027,329	2,149,977

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2017 AND 2018

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2017	—	$—	—	$—	331,965	$3	$12,477	$(110,506)	$(98,026)	$60,450	$(37,576)
Non cash capital contribution by investor related to Redemption of redeemable preferred interest					—	—	—	—	—	1,019	1,019
Proceeds from sale of Series A Preferred stock, net of offering costs of $2,069	2,040,000	48,931			—	—	—	—	—	—	—
Proceeds from sale of common stock, net of $5,581 of offering costs					3,060,000	31	52,528	—	52,559	—	52,559
Shares issued in private placement for redemption of redeemable preferred interest					263,158	3	4,997	—	5,000	—	5,000
Warrants issued to acquire 250,000 shares at $23 per share					—	—	(140)	—	(140)	—	(140)
Restricted shares issued					164,078	2	(2)	—	—	—	—
Stock based compensation					—	—	435	—	435	—	435
Dividends and distributions					—	—	(3,820)	—	(3,820)	(246)	(4,066)
Issuance of partnership units					—	—	—	—	—	8,007	8,007
Net loss					—	—	—	(8,707)	(8,707)	(5,320)	(14,027)
Redemption of non-controlling interest related to redeemable preferred interest	—	—	—	—	—	—	56,795	—	56,795	(56,795)	—
Balance January 1, 2018	2,040,000	48,931	—	—	3,819,201	39	123,270	(119,213)	4,096	7,115	11,211
Series A Preferred stock offering costs		(63)			—	—	—	—	—	—	—
Proceeds from sale of Series B Preferred stock, net of offering costs of $3,167			4,411,764	71,833	—	—	—	—	—	—	—
Series B Preferred stock accretion to redemption value				359	—	—	(359)	—	(359)	—	(359)
Proceeds from sale of common stock, net of $1,857 of offering costs					1,262,833	13	17,830	—	17,843	—	17,843
Stock based compensation					—	—	805	—	805	—	805
Repurchase and retirement of common stock					(263,158)	(3)	(4,997)	(54)	(5,054)	—	(5,054)
Restricted shares issued					3,000	—	—	—	—	—	—
Dividends and distributions					—	—	(10,222)	—	(10,222)	(831)	(11,053)
Issuance of partnership units					—	—	—	—	—	10,642	10,642
Net loss					—	—	—	(18,716)	(18,716)	(2,459)	(21,175)
Balance, December 31, 2018	2,040,000	$48,868	4,411,764	$72,192	4,821,876	$49	$126,327	$(137,983)	$(11,607)	$14,467	$2,860

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(21,175)	$(14,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,788	13,998
Straight line rent adjustment	(996)	(191)
Intangible amortization in rental revenue, net	(1,304)	(423)
Loss on extinguishment of debt	5,393	—
Accretion of interest and deferred interest	2,138	2,399
Change in fair value of warrant derivative	(48)	20
Stock based compensation	805	435
Gain on sale of investment in joint venture	—	(231)
Gain on sale of real estate	(1,004)	—
Changes in operating assets and liabilities:
Other assets	(239)	(2,638)
Deferred leasing costs	(1,208)	(70)
Accounts payable, accrued expenses and other liabilities	5,717	8,832
Net cash provided by operating activities	14,867	8,104
Investing activities
Acquisition of real estate	(142,635)	(170,788)
Proceeds from sale of real estate, net	4,562	—
Real estate improvements	(3,850)	(1,287)
Proceeds from sale of joint ventures	—	231
Net cash used in investing activities	(141,923)	(171,844)
Financing activities
Redemption of non-controlling interest	—	(25,582)
Net proceeds from common stock	17,843	52,559
Net proceeds from preferred stock	71,770	48,931
Proceeds from issuance of secured debt	198,315	79,800
Repayment of secured debt	(118,914)	—
Repayment of mezzanine debt	(34,682)	—
Proceeds from credit facility	45,225	33,825
Repayment of credit facility	(38,000)	(12,500)
Debt issuance costs	(2,566)	(2,576)
Repurchase of common stock	(5,054)	—
Dividends paid	(11,083)	(1,755)
Net cash provided by financing activities	122,854	172,702
Net (decrease) increase in cash and cash held in escrow and restricted cash	(4,202)	8,962
Cash and cash held in escrow and restricted cash at beginning of year	19,163	10,201
Cash and cash held in escrow and restricted cash at end of year	$14,961	$19,163
Supplemental Cash Flow Disclosures:
Interest paid	$13,596	$9,182
Supplemental Non-Cash Investing and Financing Activities:
Non cash capital contribution by investor related to adjustment of Redemption Price of redeemable preferred interest	$—	$1,019
Shares issued in Private Placement for Redemption of Redeemable Preferred Interest	$—	$5,000
Redemption of non-controlling interest related to preferred interest	$—	$56,795
Warrants issued	$—	$140
Dividends declared included in dividends payable	$1,923	$2,153
Distribution payable to non-controlling interest holder	$358	$158
Issuance of partnership units in exchange for acquisition of property	$10,642	$8,007
Fixed asset acquisitions included in accounts payables, accrued expenses and other liabilities	$124	$437
Deferred leasing costs included in accounts payables, accrued expenses and other liabilities	$114	$—
Series B accretion to redemption values	$359	$—
Assumption of mortgage note	$13,907	$—

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of December 31, 2018 and 2017, the Company owned an 82.2% and 90.5%, respectively, common equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of December 31, 2018, the Company, through its subsidiaries, owns 55 industrial properties comprising approximately 12 million square feet.

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

Equity Offering

On July 23, 2018, the Company completed a follow-on public offering of 1,262,833 shares of common stock, including 160,369 shares of common stock issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $17,843. The Company contributed the net proceeds of this offering to the Operating Partnership in exchange for 1,262,833 OP Units, and the Operating Partnership used the net proceeds of the public offering to acquire additional industrial properties, working capital purposes and other general purposes.

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

As of December 31, 2018, the Company has not sold any securities under the ATM Program.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation of entities.

Reclassifications

Certain reclassifications have been made in the 2017 consolidated financial statements to conform to the 2018 presentation. These reclassifications have no effect on 2017 consolidated net loss.

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

New Accounting Standards Recently Adopted

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, which provides updated guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting under the topic. The Company adopted this standard effective January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Key differences between business combinations and asset acquisitions include: Transaction costs are capitalized in an asset acquisition but expensed in a business combination. Identifiable assets, liabilities assumed and any non-controlling interests are generally recognized and measured as of the acquisition date at fair value in a business combination, but are measured by allocating the cost of the acquisition on a relative fair value basis in an asset acquisition. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted. The Company early adopted ASU 2017-01 for acquisitions subsequent to June 30, 2017. As a result, the Company expects that the majority of acquisitions will be accounted for as asset acquisitions as opposed to a business combination under the former guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The ASU requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one-line item on the balance sheet. The Company adopted this standard effective January 1, 2018 using a retrospective approach. The Company has determined the impact of adopting ASU 2016-18 resulted in the inclusion of cash held in escrow and restricted cash in total cash and in the determination of changes in cash in its statements of cash flows. For the year ended December 31, 2017, the change resulted in an increase in cash provided by operating activities of approximately $523, a decrease in cash used in investing activities of approximately $2,047 and a decrease in cash provided by financing activities of approximately $5,582.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 establishes principles for reporting the nature, amount, timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The core principle of the new standard is that an entity recognizes revenue to represent the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB subsequently issued additional ASUs which provide practical expedients, technical corrections and clarification of the new standard. ASC 606 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early application is permitted for annual periods beginning after December 15, 2016. ASC 606 permits the use of either the full retrospective transition method or a modified retrospective transition method. The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method. The adoption of ASC 606 did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Issued but not yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), and various subsequent ASU’s, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The Company has adopted the lease standard on January 1, 2019 using the modified retrospective transition method. The Company will elect the package of practical expedients available for implementation which allows the Company to 1) not reassess whether any expired or existing contracts are or contain leases; 2) not reassess the lease classification for any expired or existing leases; and 3) not reassess initial direct costs for any existing leases. For arrangements where the Company is the lessee, the Company expects to record a right of use asset of approximately $1,918 and a lease liability of approximately $1,939 on the Consolidated Balance Sheet upon adoption of ASU 2016-02. For arrangements where the Company is the lessor, the Company has concluded the new lease standard will not have a material impact on the consolidated financial statements.

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

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2018 and 2017 the Company did not recognize an allowance for doubtful accounts. The Company did not have any bad debt expense or write-offs during the years ended December 31, 2018 and 2017. The Company includes accounts receivable and straight line rent receivables within other assets in the balance sheet.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Rental revenue and tenant recoveries is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Income from lease	$34,332	$17,758
Straight-line rent adjustment	996	191
Reimbursable expenses	12,051	6,443
Amortization of above market leases	(519)	(289)
Amortization of below market leases	1,823	712

Total	$48,683	$24,815

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2018 and 2017. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2018, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our consolidated balance sheet to amounts reported within our consolidated statement of cash flows:

	December 31,	December 31,
	2018	2017
Cash as presented on balance sheet	$5,394	$12,915
Cash held in escrow as presented on balance sheet	7,808	5,074
Restricted cash as presented on balance sheet	1,759	1,174
Cash, cash held in escrow and restricted cash as presented on cash flow statement	$14,961	$19,163

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 2 inputs such as interest rates and credit spreads, are applied in determining the fair value of the interest rate cap in the amount of $0 at December 31, 2018. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $112 and $160 at December 31, 2018 and 2017, respectively, discussed in Note 6.

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, secured debt, mezzanine debt to investor and deferred interest, line of credit, accounts payable and accrued expenses and other current liabilities. The values of these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Derivative Instrument

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value is mark to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are, classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on discounting future cash flows and interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration.

Debt Issuance Costs

Debt issuance costs are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the consolidated statements of operations.

Debt issuance costs amounted to $6,232 and $6,475 at December 31, 2018 and 2017, respectively, and related accumulated amortization amounted to $1,754 and $982 at December 31, 2018 and 2017, respectively. Unamortized debt issuance costs amounted to $4,478 and $5,493 at December 31, 2018 and 2017, respectively.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the years ended December 31, 2018 and 2017.

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

Consolidation

The Company’s consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company considers the issuance of member interests in entities that hold its properties under the guidance of ASC 360 Property, Plant and Equipment (ASC 360), and ASC 976, Real Estate, (ASC 976) as referenced by ASC 810, Consolidation, (ASC 810). See Note 8.

Income Taxes

The Company has operated in a manner that allows it to qualify as a REIT for federal income tax purposes. The Company filed its initial Form 1120-REIT as its tax return for the tax year ended December 31, 2012. The Company utilizes an UPREIT organizational structure with the intent to hold properties and securities through an Operating Partnership.

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

The Company files income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2015 and thereafter. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.

To the extent the Company does not utilize the full amount of the annual federal NOLs, the unused amount may normally be carried forward for 20 years to offset taxable income in future years. The Company had federal NOL carryforwards originating from 2012 through 2017 of approximately $32,675. The Company incurred a federal taxable loss during 2018 of approximately $3,188, resulting in net operating loss carryforwards to 2019 of approximately $35,863. 2018 NOLs are not limited to 20 years and can be carried forward indefinitely. The 2018 NOL carried forward can only offset up to 80% of taxable income in future years.

The Company’s net tax basis of real estate assets amounted to $487,049 and $324,654 as of December 31, 2018 and 2017, respectively.

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

Real Estate and Depreciation

Real estate properties are stated at cost less accumulated depreciation. Depreciation of buildings and other improvements is computed using the straight-line method over the estimated remaining useful lives of the assets, which generally range from 11 to 40 years for buildings and 3 to 13 years for site improvements.  If the Company determines that impairment has occurred, the affected assets are reduced to their fair value.  Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred.  Significant renovations and improvements that improve or extend the useful life of the assets are capitalized.

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

Non-controlling Interests

As further discussed in Note 8, the Company has issued non-controlling interests in its subsidiaries. The net loss attributable to the non-controlling interests is presented in the Company’s consolidated results of operations since the date of initial issuance.

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

With respect to in substance real estate transactions, the Company considers guidance of ASC 360 and ASC 976, as referenced by ASC 810, for issuance of membership interests prior to any deconsolidation of assets. See Note 8.

3. Reverse Stock Split

On May 1, 2017, the Company amended its charter and effected a 1-for-4 reverse stock split with respect to all then-outstanding shares of the Company’s common stock. All per share amounts and number of shares in the financial statements and related notes have been retroactively restated to reflect the reverse stock split.

4. Real Estate Properties

Real estate properties consisted of the following at December 31, 2018 and 2017:

	2018	2017
Land	$92,628	$59,663
Buildings, building improvements and tenant improvements	325,933	221,309
Site improvements	33,270	21,489
Construction in process	779	941
	452,610	303,402
Less accumulated depreciation	(41,279)	(25,013)
Real estate properties	$411,331	$278,389

Depreciation expense was $16,477 in 2018 and $8,986 in 2017.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

4. Real Estate Properties (continued)

Acquisition of Real Estate

The Company made the following acquisitions of properties during the year ended December 31, 2018:

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

On December 14, 2018, the Company acquired a three-property portfolio of Class B light industrial/flex buildings totaling 1,100,000 square feet in Jacksonville, Florida for an aggregate purchase price of approximately $97,100.

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

4. Real Estate Properties (continued)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Purchase price allocation	Year ended December 31, 2018 Purchase Price	Year ended December 31, 2017 Purchase Price
Total Purchase Price
Purchase Price	$164,575	$173,325
Acquisition Costs	1,653	5,470
Additional acquisition costs from MWG portfolio	955	—
Total	$167,183	$178,795

Allocation of Purchase Price
Land	$33,938	$41,609
Building	103,570	109,977
Site Improvements	11,823	11,006
Total real estate properties	149,331	162,592

Deferred lease intangible assets
Tenant relationships	4,819	3,919
Leasing Commissions	3,659	2,588
Above Market Lease Value	1,225	991
Lease in Place Value	10,231	14,819
Total deferred lease intangible assets	19,934	22,317
Deferred lease intangible liabilities
Below Market Debt value	92	—
Below Market Lease Value	(2,174)	(6,114)
Total deferred lease intangible liabilities	(2,082)	(6,114)
Totals	$167,183	$178,795

Sale of Real Estate

During the year ended December 31, 2018, the Company disposed of a single, 112,144 square foot property located in Milwaukee, WI with a net book value of approximately $3,953. Net proceeds from the sale was approximately $4,562, resulting in the Company recognizing a gain on the sale of approximately $1,004. There were no sales of real estate during the year ended December 31, 2017.

Deferred Lease Intangibles

Deferred lease intangible assets consisted of the following at December 31, 2018 and 2017:

	2018	2017
Above market lease	$3,310	$2,086
Lease in place	35,521	26,514
Tenant relationships	10,333	5,811
Leasing commission	8,318	4,948
Leasing commission after acquisition	1,523	327
	59,005	39,686
Less Accumulated amortization	(21,065)	(12,067)
Deferred lease intangibles	$37,940	$27,619

Deferred lease intangible liabilities consisted of the following at December 31, 2018 and 2017:

	2018	2017
Below market leases	$9,782	$8,309
Above market debt value	(92)	—
Less accumulated amortization	(2,623)	(1,502)
Deferred lease intangibles	$7,067	$6,807

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

4. Real Estate Properties (continued)

Amortization of above and below market leases was recorded as an adjustment to revenues and amounted to $1,304 and $423 in 2018 and 2017, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization in the accompanying consolidated statements of operations and amounted to $10,311 and $5,012 in 2018 and 2017, respectively.

Projected amortization of deferred lease intangibles for the next five years and thereafter as of December 31, 2018 is as follows:

	Amortization Expense Related to	Net Increase to Rental Income Related to
	Other Intangible Lease Assets and Liabilities	Above and Below Market Lease Amortization
Year	(in thousands)	(in thousands)
2019	$12,197	$(1,356)
2020	$9,187	$(1,011)
2021	$5,306	$(662)
2022	$3,032	$(543)
2023	$2,127	$(358)
Thereafter	$4,055	$(1,101)

5. Borrowing Arrangements

$120,000 AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of December 31, 2018 and 2017, there was $120,000 of principal indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC (see Note 8). The obligations under the AIG Loan are also guaranteed in certain circumstances by the Company and certain of the Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at December 31, 2018. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, the AIG Loan can only be paid in full, and a prepayment penalty would be assessed, as defined in the agreement.

The borrowings amounted to $117,263 and $116,700, net of $2,737 and $3,300 of unamortized debt issuance costs at December 31, 2018 and 2017, respectively.

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

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at December 31, 2018.

Borrowings outstanding amounted to $21,133, net of $367 of unamortized debt issuance costs at December 31, 2018.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a loan agreement (the “Transamerica Loan”) with Transamerica Life Insurance Company providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $78,000. The Transamerica Loan matures on August 1, 2028 and bears interest at the fixed rate of 4.35% per annum. The promissory notes (the “Notes”) evidencing the Transamerica Loan require the Borrowers to make monthly interest-only payments through August 2019 and thereafter the Transamerica Loan requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period.  The Borrowers may repay the Transamerica Loan at any time following the first twelve full calendar months of the Transamerica Loan’s term, subject to paying a premium equal to the greater of (a) 1% of the prepayment amount and (b) the “Yield Protection Amount,” as defined in the Notes.

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes.

On December 19, 2018, the Company repaid $3,380 of the Transamerica Loan as part of the sale of 525 West Marquette, 1 of 18 properties that serve as collateral for the Transamerica Loan. The Company recognized a $395 loss on extinguishment of debt at the time of the partial repayment. Borrowings outstanding amounted to $73,609, net of $1,011 of unamortized debt issuance costs at December 31, 2018.

Fisher Park Mortgage

On October 15, 2018, the Operating Partnership (the “Borrower”) assumed a mortgage (the “Fisher Park Mortgage”) with a balance of $13,907 as part of our acquisition of the property in greater Cincinnati. The Fisher Park Mortgage, held by JP Morgan Chase Bank, matures on January 1, 2027, bears interest at 5.229% and is secured by the property. The Fisher Park Mortgage requires monthly installments of principal plus accrued interest based on a 30-year amortization. As part of the allocation of the Fisher Park purchase price per ASC 805, the Company recorded a $92 premium on the assumed debt value.

The Fisher Park Mortgage contains customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement.

Borrowings outstanding amounted to $13,873 at December 31, 2018.

KeyBank Bridge Loan

On December 14, 2018, the Operating Partnership and certain of its subsidiaries entered into a loan agreement (the “KeyBank Bridge Loan”) with KeyBank National Association (“KeyBank”). The KeyBank Bridge Loan provides for a secured loan in the amount of $63,115. The KeyBank Bridge Loan bears interest at a rate per annum at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR plus 2%. At December 31, 2018 the interest rate was 4.44%. The KeyBank Bridge Loan matures on the earlier of March 14, 2019 or the date KeyBank ceases to serve as the administrative agent under the Company’s revolving credit facility; however, the Operating Partnership has the right to prepay the KeyBank Bridge Loan at any time without penalty. Borrowings under the KeyBank Bridge Loan are secured by the Jacksonville Property and are guaranteed by the Company and each subsidiary of the Operating Partnership that is the direct or indirect owner of any collateral for the KeyBank Bridge Loan.

The KeyBank Bridge Loan contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the loan agreement. The Company is in compliance with the respective covenants at December 31, 2018.

Borrowings outstanding amounted to $63,115 at December 31, 2018.

Line of Credit Agreement

On August 11, 2017 the Company’s operating partnership entered into a secured line of credit agreement (Line of Credit Agreement) with KeyBank National Association, or KeyBank and the other lenders, which matures in August 2020 with an optional extension through August 2021, subject to certain conditions. Borrowings under the Line of Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 250 and 300 basis points depending on our total leverage ratio. At December 31, 2018 the interest rate was 5.4%.

On March 8, 2018, the Company entered into an Increase Agreement to our Line of Credit Agreement with KeyBank National Association to increase our revolving credit facility to $45,000. All other terms of the Line of Credit Agreement remained unchanged.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

The Line of Credit Agreement, consistent with the KeyBank Bridge Loan covenants, contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the Line of Credit Agreement. The Company is in compliance with the respective covenants at December 31, 2018. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $28,187 and $20,837, net of unamortized debt issuance costs of $363 and $488 at December 31, 2018 and 2017, respectively. Borrowings available under the Line of Credit Agreement amounted to $7,070, net of a letter of credit totaling $93, at December 31, 2018.

Principal payments on the Company’s long-term debt due in each of the next five years and thereafter as of December 31, 2018 are as follows:

Year ending December 31:	Amount
2019	$64,672
2020	32,946
2021	4,588
2022	4,783
2023	113,792
Thereafter	100,928

Repayment of Debt

MWG Loan

On November 30, 2017, certain of our indirect subsidiaries entered into a loan agreement, the MWG Loan Agreement, with Special Situations Investing Group II, LLC, as lender and agent, which provides for a loan of $79,800, bearing interest for the first year at a rate per annum equal to LIBOR plus 3.10% and for the second year at a rate per annum equal to LIBOR plus 3.35%. The MWG Loan Agreement matures in November, 2019 and has one, 12-month extension option, subject to certain conditions. The borrowings under the MWG Loan Agreement were secured by first lien mortgages on the 15 properties held by wholly-owned subsidiaries of Plymouth MWG Holdings LLC. In addition, the obligations under the Loan Agreement were guaranteed by the company and certain of our operating partnership’s wholly-owned subsidiaries.

The MWG Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.

On July 10, 2018, the Company used the proceeds of the Transamerica Loan, along with additional working capital, to repay in full the MWG Loan Agreement. The Company recognized a $804 loss on extinguishment of debt at the time of the repayment to reflect the write off of unamortized deferred financing fees.

As part of the MWG Loan Agreement, in April, 2018, the Company entered into an interest rate cap agreement. The interest rate cap agreement remains in effect through the maturity date, December 1, 2019. No key terms or conditions relating to the interest rate cap agreement were changed as a result of the repayment of the MWG Loan Agreement. The interest rate cap is recorded at fair value based upon an independent third-party valuation source. The fair value of the interest rate cap agreement was $0 at December 31, 2018.

$30,000 Mezzanine Loan

On October 17, 2016, Plymouth Industrial 20 LLC (“20 LLC”) entered into a mezzanine loan agreement with Torchlight as partial payment of its prior Senior Loan (“Mezzanine Loan”). The Mezzanine Loan had an original principal amount of $30,000, and bears interest at 15% per annum, of which 7% percent is paid for during the first four years of the term and 10% is paid for the remainder of the term, and matures in October, 2023. Unpaid interest accrues and was added to the outstanding principal amount of the loan. The Mezzanine Loan required borrower to pay a prepayment premium equal to the difference between (1) the sum of 150% of the principal being repaid and (2) the sum of the actual principal amount being repaid and current and accrued interest paid through the date of repayment. This repayment feature operated as a prepayment feature since the difference between (1) and (2) will be zero at maturity.

As additional consideration for the Mezzanine Loan, 20 LLC granted Torchlight under the Mezzanine Loan, a profit participation in the form of the right to receive 25% of net income and capital proceeds generated by the Company Portfolio following debt service payments and associated costs (the “TL Participation”). The TL Participation was terminated as of June 14, 2017 in consideration of the Company issuing warrants to Torchlight to acquire 250,000 shares of the Company’s common stock at a price of $23.00 per share. The warrants have a five-year term and are more fully discussed in Note 6. The profit participation was zero for the years ended December 31, 2018 and 2017.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

The borrowings under the Mezzanine Loan were secured by, among other things, pledges of the equity interest in 20 LLC and each of its property-owning subsidiaries.

On May 24, 2018, the $30,000 Mezzanine Loan was paid in full for a total consideration of $35,000 from proceeds of the KeyBank Term Loan. Included within the $35,000 consideration is the return of the $30,000 principal, accrued interest outstanding of $1,786, interest expense for the stub period of May 2018 of $318 and a repayment premium of approximately $2,896. The Company had paid approximately $8,232 in interest during the term of the loan. The Company recognized a $3,601 loss on extinguishment of debt upon completion of the repayment which consisted of the aforementioned repayment premium, write off of unamortized deferred financing fees of $689 and legal expenses of approximately $16.

KeyBank Term Loan

On May 23, 2018, the Company entered into a loan agreement with KeyBank National Association, or KeyBank, for a senior secured term loan (“KeyBank Term Loan”). The KeyBank Term Loan provided for a loan of $35,700 and matures on the earlier of (1) August 11, 2021 or (2) the date KeyBank ceases to serve as administrative agent under the KeyBank Credit Agreement. The KeyBank Term Loan bears interest, at the Company’s option, at either (1) LIBOR plus 7% or (2) KeyBank’s base rate plus 6%. The KeyBank Term Loan was secured by, among other things, pledges of the equity interests in 20 LLC and each of its property owning subsidiaries. The KeyBank Term Loan net proceeds were used to repay the Torchlight Mezzanine Loan.

The KeyBank Term Loan, consistent with the Line of Credit Agreement covenants, contained customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the KeyBank Term Loan agreement.

On December 14, 2018, the Company used the proceeds of the Series B Preferred Offering to repay in full the KeyBank Term Loan. The Company recognized a $593 loss on extinguishment of debt at the time of the repayment to reflect the write off of unamortized deferred financing fees.

6. Common Stock

Follow-on Offering

On July 23, 2018, the Company completed a follow-on public offering of 1,262,833 shares of common stock, including 160,369 shares of common stock issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $17,843. The Company contributed the net proceeds of this offering to the Operating Partnership in exchange for 1,262,833 OP Units, and the Operating Partnership used the net proceeds of the public offering to acquire additional industrial properties, working capital purposes and other general purposes.

ATM Program

On July 30, 2018, the Company and Operating Partnership filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $500,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities.

On August 24, 2018, the Company entered into a distribution agreement with D.A. Davidson & Co., KeyBanc Capital Markets and National Securities Corporation (the “Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000 through “at-the-market equity offering programs” (the “ATM program”).

As of December 31, 2018, the Company has not sold any securities under the ATM Program.

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

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

6. Common Stock (continued)

A roll-forward of the common stock warrants is as follows:

Balance at January 1, 2017	$—
Issuance of common stock warrant	140
Change in fair value	20
Balance at December 31, 2017	160
Issuance of common stock warrant	—
Change in fair value	(48)
Balance at December 31, 2018	$112

The warrants in the amount of $112 at December 31, 2018 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $21.06, volatility of 20.0%, an expected annual dividend of $1.50, a term of 3.5 years and an annual risk-free interest rate of 2.47%. The warrants in the amount of $160 at December 31, 2017 were determined using a Monte-Carlo option pricing model, whose significant inputs into the model were volatility of 18.9%, an expected dividend yield of 7.5%, a term of 4.4 years and an annual risk-free interest rate of 2.15%.

The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. The warrants have an expiration date of June 13, 2022. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the years ended December 31, 2018 and 2017.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared or paid during the years ended December 31, 2018 and 2017. The Company did not declare or pay any distributions prior to completion of the Offering.

	Cash Dividends Declared per Share	Aggregate Amount
2018
First quarter	$0.3750	$1,334
Second quarter	$0.3750	$1,334
Third quarter	$0.3750	$1,807
Fourth quarter	$0.3750	$1,808

2017
Second quarter (commencing June 14, 2017 to June 30, 2017)	$0.0650	$238
Third quarter	$0.3750	$1,430
Fourth quarter	$0.3750	$1,430

Characterization of Common Stock Dividends (unaudited)

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s common stock for the year ended December 31, 2018.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Return of Capital
3/15/2018	3/30/2018	4/30/2018	$ 0.3750	$ -	$ 0.3750
6/14/2018	6/29/2018	7/31/2018	$ 0.3750	$ -	$ 0.3750
9/14/2018	9/28/2018	10/31/2018	$ 0.3750	$ -	$ 0.3750
12/14/2018	12/28/2018	1/31/2019	$ 0.3750	$ -	$ 0.3750

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

7. Preferred Stock

Series A Preferred Stock

In the fourth quarter of 2017, the Company completed the offering of 2,040,000 shares of Series A Preferred Stock, including 240,000 shares exercised under the underwriter’s over-allotment, at a per share price of $25.00 for net cash proceeds of $48,868. The offering of the Series A Preferred Stock was registered with the Securities and Exchange Commission, or the SEC, pursuant to a registration statement on Form S-11 declared effective on October 18, 2017.

The relevant features of the Series A Preferred Stock are as follows:

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the affairs of the Company, the holders of shares of the Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of Common Stock, an amount per share equal to $25.00 per share, plus any accrued and unpaid dividends.

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

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

7. Preferred Stock (continued)

The following table sets forth the Series A Preferred Stock distributions that were declared or paid during the years ended December 31, 2018 and 2017.The Company did not pay any dividends prior to the offering of its Series A Preferred Stock offering on October 25, 2017.

	Cash Dividends Declared per Share	Aggregate Amount
2018
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$956

2017
Fourth quarter (commencing October 25, 2017 to December 31, 2017)	$0.3542	$723

Characterization of Series A Preferred Stock Dividends (unaudited)

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s Series A Preferred Stock for the year ended December 31, 2018.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Return of Capital
3/1/2018	3/15/2018	4/2/2018	$ 0.4688	$ -	$ 0.4688
6/1/2018	6/15/2018	7/2/2018	$ 0.4688	$ -	$ 0.4688
8/31/2018	9/14/2018	10/1/2018	$ 0.4688	$ -	$ 0.4688
11/30/2018	12/14/2018	12/31/2018	$ 0.4688	$ -	$ 0.4688

Presentation

The Company has presented its Series A Preferred Stock as temporary equity since the redemption of the Series A Preferred Stock is outside of the control of the Company.

Series B Preferred Stock

On November 20, 2018, the Company entered into an Investment Agreement (the “Investment Agreement”) with MIRELF VI Pilgrim, LLC, an affiliate of Madison International Realty Holdings, LLC (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor, in a private placement exempt from registration under the federal securities laws (the “Private Placement”), 4,411,764 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $17.00 per share for an aggregate consideration of $75,000 (the “Purchase Price”) or $71,800, net of issuance costs. On December 14, 2018, the Company closed (the “Closing”) the Private Placement and issued to the Investor the Series B Preferred Stock in exchange for the Purchase Price.

Liquidation Preference

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and ranks on a parity basis with the shares of the Company’s 7.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, in each case, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The shares of Series B Preferred Stock have a Liquidation Preference, which is defined as an amount per share equal to the greater of (a) an amount necessary for the Investor to receive a 12.0% annual internal rate of return on the issue price of $17.00, taking into account dividends paid from December 14, 2018 until (i) the date of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (ii) the Conversion Date, or (iii) the Redemption Date, as the case may be, and (b) $21.89 (subject to adjustment), plus accrued and unpaid dividends through and including (x) the date of such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (y) the Conversion Date, or (z) the Redemption Date, as the case may be. For the year ended December 31, 2018, accretion recorded in relation to the 12% annual internal rate of return and offering costs is $359.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

7. Preferred Stock (continued)

Redemption Rights

Upon certain change of control events, including a delisting of the Company’s common stock, involving the Company, the Company is required to, at the option of each holder of Series B Preferred Stock, redeem all of the Series B Preferred Stock at a price equal to the greater of (1) an amount in cash equal to 100% of the Liquidation Preference thereof and (2) the consideration the holders would have received if they had converted their shares of Series B Preferred Stock into Common Stock immediately prior to the change of control event. At any time following December 31, 2022, the Company may elect to redeem up to fifty percent (50.0%) of the outstanding shares of Series B Preferred Stock, and at any time following December 31, 2023, the Company may elect to redeem up to one hundred percent (100.0%) of the outstanding shares of Series B Preferred Stock for an amount in cash per share of Series B Preferred Stock equal to the Redemption Price per share of Series B Preferred Stock. The Redemption Price is defined as the greater of (i) the Liquidation Preference per share of Series B Preferred Stock as of the Redemption Date or (ii) the 20-day volume weighted average price per share; provided, however, following such time as the number of shares of Series B Preferred Stock that shall have been redeemed is equal to the maximum number of shares of Series B Preferred Stock that can be converted (whether into cash of shares of Common Stock) such that, if all such shares of Series B Preferred Stock had been converted into Common Stock, the certain percentage investment ownership thresholds would have been reached (but not exceeded), the Redemption Price shall be equal to the Liquidation Preference.

Conversion Rights

The Series B Preferred Stock is convertible at the option of the Investor from and after January 1, 2022. In addition, beginning on January 1, 2022, if the 20-day volume weighted average price per share of Common Stock is equal to or exceeds $26.35 (subject to adjustment), the Company has the right to convert each share of Series B Preferred Stock, and on December 31, 2024, the Series B Preferred Stock is, subject to availability of funds, automatically converted.

Any conversion of shares of Series B Preferred Stock may be settled by the Company, at its option, in shares of Common Stock, cash or any combination thereof. However, unless and until the Company’s stockholders have approved the issuance of greater than 19.99% of the outstanding Common Stock as of the date of the closing of the Private Placement, as required by the NYSE American rules and regulations (“stockholder approval”), the Series B Preferred Stock may not be converted into more than 19.99% of the Company’s outstanding Common Stock as of the date of the closing of the Private Placement. In addition, the Company cannot opt to convert the Series B Preferred Stock into more than 9.9% of the outstanding Common Stock without approval of the holders of Series B Preferred Stock. The initial conversion rate is one share of Series B Preferred Stock for one share of Common Stock, subject to proportionate adjustments for certain transactions affecting the Company’s securities (such as stock dividends, stock splits, combinations and other corporate reorganization events), provided that the value of the Common Stock, determined in accordance with terms of the Articles Supplementary is equal to or greater that the liquidation preference of the Series B Preferred Stock.  To the extent the Company opts to settle the conversion of shares of Series B Preferred Stock in cash, (1) until such time as the maximum number of shares of Series B Preferred Stock have been converted such that, if all such shares had been converted into Common Stock, stockholder approval would be necessary to convert additional shares into Common Stock, the Company will pay cash equal to the greater of the liquidation preference or the 20-day volume weighted average price per share (20 Day VWAP), and (2) following such time, the Company will pay cash equal to the liquidation preference per share of Series B Preferred Stock. On December 31, 2024, all issued and outstanding shares of Series B Preferred Stock shall, without further action of the Company or the holders, shall convert at the Settlement Amount as of December 31, 2024; provided, however , that prior to the receipt of stockholder approval, conversion of the Series B Preferred Stock into Common Stock shall be subject to the 19.99% threshold; provided, further, however, that prior to the receipt of the 10.0% Consent, conversion of the Series B Preferred Stock into Common Stock shall be subject to the 10.0% threshold. The Settlement Amount is defined as follows:

•	If a Physical Settlement is elected by the Company, the Company shall deliver to the converting holder in respect of each share of Series B Preferred Stock being converted a number of shares of Common Stock equal to the greater of (i) one (1) share of Common Stock or (ii) the quotient of the Liquidation Preference divided by the 20-Day VWAP;
•	If a Cash Settlement is elected by the Company, the Company shall pay to the converting holder in respect of each share of Series B Preferred Stock being converted into cash in an amount equal to the greater of (i) the Liquidation Preference or (ii) the 20-Day VWAP. This Cash Settlement is without regard to the 10.0% Threshold or the 19.99% Threshold; provided, however, following such time as the maximum number of shares of Series B Preferred Stock have been converted pursuant to this Conversion Section (whether into cash or shares of Common Stock) such that, if all such shares of Series B Preferred Stock had been converted into Common Stock (disregarding the 10.0% Threshold), the 19.99% Threshold would have been reached (but not exceeded), the Cash Settlement Amount shall be equal to the Liquidation Preference; and
•	If a Combination Settlement is elected by the Company, the Company shall pay or deliver, as the case may be, in respect of each share of Series B Preferred Stock being converted, a Settlement Amount equal to, at the election of the Company, either (i) cash equal to the Cash Settlement Amount or (ii) a number of shares of Common Stock; provided, however, that any Physical Settlement or Combination Settlement shall be subject to (i) the 10.0% Threshold until such time as the 10.0% Consent is received and (ii) the 19.99% Threshold until such time as the stockholder approval is received.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

7. Preferred Stock (continued)

Voting Rights

The Series B Preferred Stock Investors have no voting rights. However, after December 31, 2024, holders of Series B Preferred Stock will be entitled to vote as a single class with the holders of Common Stock on an as-converted basis (up to a maximum of 19.99% of the Common Stock outstanding on the date of the closing of the Private Placement, unless stockholder approval has been received).

Approval Rights

In addition, for so long as any shares of Series B Preferred Stock are outstanding, the affirmative vote of a majority of the holders of Series B Preferred Stock is required to (i) authorize, create, issue or increase, or reclassify any class of capital stock into any class or series of Senior Equity Securities or Parity Equity Securities (as such terms are defined in the Articles Supplementary), (ii) authorize any class of partnership interests in the Operating Partnership that are senior to the partnership interests currently in existence, (iii) amend, alter, repeal or otherwise change the rights, preferences, preferences, privileges or powers of the Series B Preferred Stock, (iv) approve any dividend other than cash dividends paid in the ordinary course of business consistent with past practice, or required to be paid by the Company to maintain REIT status, (v) affect any voluntary deregistration under the Securities Exchange Act of 1934, as amended, or voluntary delisting with the NYSE American with respect to the Common Stock, (vi) incur any indebtedness in excess of the limits set forth in the Articles Supplementary, (vii) adopt a “poison pill” or similar anti-takeover agreement or plan, and (viii) following December 31, 2024, enter into a Change in Control Transaction (as defined in the Articles Supplementary) or make certain acquisitions. In addition, to the extent that any shares of Series B Preferred Stock remains outstanding after December 31, 2024, or if dividends on any shares of Series B Preferred Stock are in arrears for six or more quarters (whether or not consecutive), the holders of the Series B Preferred Stock will have the right to elect two directors to serve on the Company’s board of directors.

Dividend Rights

The Series B Preferred Stock bears cumulative dividends, payable in cash, at a rate equal to (a) 3.25% for the period from the issue date through and including December 31, 2019, (b) 3.50% from January 1, 2020 through and including December 31, 2020, (c) 3.75% from January 1, 2021 through and including December 31, 2021, (d) 4.00% from January 1, 2022 through and including December 31, 2022, (e) 6.50% from January 1, 2023 through and including December 31, 2023, (f) 12.00% from January 1, 2024 through and including December 31, 2024 and (g) 15.00% from and after January 1, 2025. Dividends on the Series B Preferred Stock are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year or, if such date is not a Business Day, on the immediately succeeding Business Day.

Presentation

The Company has presented its Series B Preferred Stock as temporary equity since the redemption of the Series B Preferred Stock is outside of the control of the Company.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

8. Non-Controlling Interests

Non-controlling Interests Previously Held by Torchlight

In connection with the refinancing of the Company’s debt on October 17, 2016, the REIT through its Operating Partnership as the sole member of Plymouth Industrial 20 Financial LLC and through Plymouth Industrial 20 Financial LLC, was the managing member in 20 LLC with a 0.5% ownership interest. An affiliate of Torchlight held the remaining 99.5% interest in 20 LLC. This 99.5% interest was redeemed on June 14, 2017 by the REIT and 20 LLC is now a single member LLC with Plymouth Industrial 20 Financial LLC as the sole member. The proportionate share of the loss attributed to the non-controlling interest held by Torchlight was $4,674 for the year ended December 31, 2017. The redemption resulted in elimination of the non-controlling interest and an adjustment to equity (deficit) in the amount of $56,795. An adjustment to the redemption price in the first quarter of 2017 was deemed a non-cash capital contribution in the amount of $1,019.

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through its Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007 to the former owners of the Shadeland Portfolio. In connection with the Cincinnati, Ohio acquisition on October 15, 2018, the Company, through its Operating Partnership issued 626,011 OP Units at $17.00 per OP Unit for a total of approximately $10,642 to the former owners of the property. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The following table sets forth the OP Unit distributions that were declared or paid during the years ended December 31, 2018 and 2017. The Company did not pay any distributions prior to the issuance of the OP Units in connection with the Shadeland Portfolio acquisition on August 11, 2017.

	Cash Distributions Declared per OP Unit		Aggregate Amount
2018
First quarter	$0.375		$158
Second quarter	$0.375		$158
Third quarter	$0.375		$158
Fourth quarter	$0.375	(1)	$357

2017
Third quarter	$0.375	(2)	$88
Fourth quarter	$0.375		$158

____________________

(1)	Distributions for the OP Units issued in connection with the Cincinnati, Ohio acquisition were paid on a pro-rated distribution equal to a quarterly distribution of $0.375 per OP Unit or $199 in the aggregate for the quarter ended December 31, 2018.
(2)	Distributions for the OP Units issued in connection with the Shadeland Portfolio acquisition were paid on a pro-rated distribution equal to a quarterly distribution of $0.375 per OP Unit or $88 in the aggregate for the quarter ended September 30, 2017.

The proportionate share of the loss attributed to the partnership units was $2,459 and $646 for the year ended December 31, 2018 and 2017, respectively.

9. Incentive Award Plan

In April 2014, the Company’s Board of Directors adopted, and in June 2014 the Company’s stockholders approved, the 2014 Incentive Award Plan, or Plan, under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The aggregate number of shares of the Company’s common stock and/or LTIP units of partnership interest in the Company’s Operating Partnership, or LTIP units that are available for issuance under awards granted pursuant to the Plan is 375,000 shares/LTIP units. Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. However, the following shares/LTIP units may not be used again for grant under the Plan: (1) shares/LTIP units tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right, or SAR, that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options. The maximum number of shares that may be issued under the Plan upon the exercise of incentive stock options is 375,000.

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards. In addition, the Company will grant its Independent Board of Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Independent Board of Directors vest equally over a three-year period. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period. The following table is a summary of the total restricted shares granted for the years ended December 31, 2018 and 2017:

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

9. Incentive Award Plan (continued)

Shares
Unvested restricted stock at January 1, 2017	—
Granted	164,078
Forfeited	—
Vested	(921)
Unvested restricted stock at December 31, 2017	163,157
Granted	3,000
Forfeited	—
Vested	(42,106)
Unvested restricted stock at December 31, 2018	124,051

The Company recorded equity-based compensation in the amount of $805 and $435 for the years ended December 31, 2018 and 2017, respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations. Equity-based compensation expense for shares issued to employers and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2018 was approximately $1,922 and is expected to be recognized over a weighted average period of approximately 2.5 years. The fair value of the 3,000 restricted shares granted during 2018 was approximately $48 with a weighted average fair value of $16.00 per share. The fair value of the 164,078 restricted shares granted during 2017 was approximately $3,114 with a weighted average fair value of $18.98 per share. The fair value related to the restricted stock was calculated based on the stock price on the date of the grant.

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2018	2017
Numerator
Net loss	$(21,175)	$(14,027)
Less: loss attributable to non-controlling interest	(2,459)	(5,320)
Net loss attributable to Plymouth Industrial REIT, Inc.	(18,716)	(8,707)
Less: Preferred stock dividends	3,940	723
Less: Series B accretion to redemption value	359	—
Less: amount allocated to participating securities	201	128
Net loss attributable to common stockholders	$(23,216)	$(9,558)

Denominator
Weighted-average common shares outstanding basic and diluted	4,027,329	2,149,977
Earnings per share - Basic and Diluted:
Net loss per share attributable to common stockholders	$(5.76)	$(4.45)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities include the 273,004 shares of common stock warrants and 124,051 shares of restricted common stock. The stock warrants and restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

11. Future Minimum Rental Receipts Under Non-Cancellable Leases

The following schedule indicates approximate future minimum rental receipts due under non-cancellable operating leases for real estate properties, by year, as of December 31, 2018:

Year ending December 31,	Future Minimum Rental Receipts

2019	$45,376
2020	39,984
2021	28,704
2022	19,940
2023	15,836
Thereafter	26,450
Total minimum rental receipts	$176,290

12. Commitments and Contingencies

Operating Leases

The Company leases space for its corporate office under the terms of a lease. Rental expense for operating leases, including common-area maintenance, was $401 in 2018 and $225 in 2017. The following table sets forth the minimum future annual rental commitments under the operating lease as of December 31, 2018.

2019	$378
2020	$385
2021	$393
2022	$400
2023	$407
Thereafter	$519

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

Contingent Liability

In conjunction with the issuance of the OP Units for the Shadeland Portfolio and Cincinnati, Ohio acquisitions, the agreements contain a provision for the Company to provide tax protection to the holders if the acquired properties are sold in a transaction that would result in the recognition of taxable income or gain prior to the sixth anniversary of the acquisition. The Company intends to hold this investment and has no plans to sell or transfer any interest that would give rise to a taxable transaction.

13. Retirement Plan

The Company in December, 2014 established an individual SEP IRA retirement account plan for all employees. The Company has accrued a contribution for 2018 in the amount of $190 and an amount of $260 for 2017, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets at December 31, 2018 and 2017, respectively. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund them in future years.

14. Subsequent Events

On January 4, 2019, the Company acquired a single Class B industrial property, consisting of approximately 73,785 square feet, located in Chicago, Illinois for an aggregate purchase price of approximately $5,425.

On February 28, 2019 the Board of Directors declared a regular quarterly cash dividend of $0.46875 per share, or an annualized dividend of $1.875 per share, for the Company’s Series A Cumulative Redeemable Preferred Stock for the first quarter of 2019. The dividend is payable on April 1, 2019 to stockholders of record on March 15, 2019.

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2018 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (3)	Accumulated Depreciation (4)	Year Acquired	Year Built/ Renovated (5)	Depreciable Life (in years) (6)
Atlanta, GA	32 Dart Road	(1)	$ 256	$ 4,454	$ 277	$ 256	$ 4,731	$ 4,987	$ 1,179	2014	1988	18
Atlanta, GA	1665 Dogwood Drive	(1)	494	6,027	1	494	6,028	6,522	330	2017	1973	20
Atlanta, GA	1715 Dogwood Drive	(1)	270	2,879	1	270	2,880	3,150	148	2017	1973	22
Atlanta, GA	11236 Harland Drive	(1)	159	909	-	159	909	1,068	59	2017	1988	20
Atlanta, GA	11236 Harland Drive		112	-	-	112	-	112	-	2018	-	-
Chicago, IL	3940 Stern Avenue	(1)	1,156	5,139	204	1,156	5,343	6,499	1,417	2014	1987	16
Chicago, IL	1875 Holmes Road	(1)	1,597	5,199	-	1,597	5,199	6,796	1,523	2014	1989	16
Chicago, IL	1355 Holmes Road	(1)	1,012	2,789	131	1,012	2,920	3,932	819	2014	1975/1999	16
Chicago, IL	2401 Commerce Drive	(1)	486	4,597	536	486	5,133	5,619	895	2014	1994	28
Chicago, IL	189 Seegers Road	(1)	470	1,369	9	470	1,378	1,848	289	2014	1972	21
Chicago, IL	11351 W. 183rd Street	(1)	361	1,685	-	361	1,685	2,046	308	2014	2000	34
Chicago, IL	7200 Mason Ave	(1)	2,519	5,482	-	2,519	5,482	8,001	369	2017	1974	18
Chicago, IL	6000 West 73rd Street	(1)	1,891	3,403	-	1,891	3,403	5,294	256	2017	1974	17
Chicago, IL	6510 West 73rd Street	(1)	4,229	4,104	8	4,229	4,112	8,341	337	2017	1974	18
Chicago, IL	6558 West 73rd Street	(1)	3,444	2,325	-	3,444	2,325	5,769	201	2017	1975	16
Chicago, IL	6751 Sayre Avenue	(1)	2,891	5,743	-	2,891	5,743	8,634	335	2017	1973	22
Chicago, IL	11601 Central Avenue	(1)	3,479	6,545	-	3,479	6,545	10,024	431	2017	1970	21
Chicago, IL	13040 South Pulaski Avenue	(1)	3,520	11,115	98	3,520	11,213	14,733	928	2017	1976	16
Chicago, IL	1796 Sherwin Avenue	(1)	1,542	3,598	32	1,542	3,630	5,172	265	2017	1964	19
Chicago, IL	1455-1645 Greenleaf Avenue	(1)	1,926	5,137	151	1,926	5,288	7,214	310	2017	1968	21
Chicago, IL	28160 North Keith Drive	(1)	1,614	1,643	-	1,614	1,643	3,257	132	2017	1989	16
Chicago, IL	13970 West Laurel Drive	(1)	1,447	1,377	-	1,447	1,377	2,824	137	2017	1990	14
Chicago, IL	3841-3865 Swanson Court	(1)	1,640	2,247	22	1,640	2,269	3,909	168	2017	1978	17
Chicago, IL	1750 South Lincoln Drive	(1)	489	9,270	44	489	9,314	9,803	503	2017	2001	24
Chicago, IL	440 South McLean	(1)	1,332	2,248	1	1,332	2,249	3,581	176	2017	1968/1998	15
Chicago, IL	1600 Fleetwood Drive	(1)	2,699	9,530	-	2,699	9,530	12,229	346	2018	1968	23
Chicago, IL	3 West College Drive	(1)	728	1,531	-	728	1,531	2,259	52	2018	1978	26
Indianapolis, IN	3035 North Shadeland Ave	(1)	1,966	11,740	128	1,966	11,868	13,834	1,114	2017	1962/2004	17
Indianapolis, IN	3169 North Shadeland Ave	(1)	148	884	2	148	886	1,034	133	2017	1979/2014	17
South Bend, IN	5861 W Cleveland Road	(2)	234	1,966	-	234	1,966	2,200	130	2017	1994	27
South Bend, IN	West Brick Road	(2)	381	3,209	65	381	3,274	3,655	212	2017	1998	27
South Bend, IN	4491 N Mayflower Road	(2)	289	2,422	-	289	2,422	2,711	160	2017	2000	27
South Bend, IN	5855 West Carbonmill Road	(2)	743	6,269	-	743	6,269	7,012	412	2017	2002	27
South Bend, IN	4955 Ameritech Drive	(2)	856	7,251	-	856	7,251	8,107	475	2017	2004	27
Jacksonville, FL	Center Point Business Park	(1)	9,848	26,411	-	9,848	26,411	36,259	84	2018	1990-1997	35
Jacksonville, FL	Liberty Business Park	(1)	9,347	26,978		9,347	26,978	36,325	85	2018	1996-1999	38
Jacksonville, FL	Salisbury Business Park	(1)	4,354	9,049		4,354	9,049	13,403	32	2018	2001-2012	32
Florence, KY	7585 Empire Drive	(1)	644	2,658	11	644	2,669	3,313	1,143	2014	1973	11
Portland, ME	56 Milliken Road	(1)	1,418	7,482	393	1,418	7,875	9,293	2,003	2014	1966/1995, 2005, 2013	20
Marlton, NJ	4 East Stow Road	(1)	1,580	6,954	46	1,580	7,000	8,580	1,831	2014	1986	22
Cincinnati, OH	Mosteller Distribution Center	(1)	1,501	9,424	-	1,501	9,424	10,925	3,146	2014	1959	14
Cincinnati, OH	4115 Thunderbird Lane	(1)	275	2,093	56	275	2,149	2,424	509	2014	1991	22
Cincinnati, OH	Fisher Industrial Park	(1)	4,147	18,147	10	4,147	18,157	22,304	199	2018	1946	20
Cleveland, OH	1755 Enterprise Parkway	(1)	1,411	12,281	775	1,411	13,056	14,467	2,266	2014	1979/2005	27
Cleveland, OH	30339 Diamond Parkway	(2)	2,815	22,792	7	2,815	22,799	25,614	209	2018	2007	34
Columbus, OH	3500 Southwest Boulevard	(1)	1,488	16,730	1,939	1,488	18,669	20,157	3,757	2014	1992	22
Columbus, OH	3100 Creekside Parkway	(1)	1,203	9,603	342	1,203	9,945	11,148	1,777	2014	2004	27
Columbus, OH	8288 Green Meadows Dr.	(1)	1,107	8,413	15	1,107	8,428	9,535	2,451	2014	1988	17
Columbus, OH	8273 Green Meadows Dr.	(1)	341	2,266	158	341	2,424	2,765	511	2014	1996/2007	27
Columbus, OH	7001 American Pkwy	(1)	331	1,416	82	331	1,498	1,829	394	2014	1986/2007 & 2012	20
Columbus, OH	2120 - 2138 New World Drive	(1)	400	3,007	-	400	3,007	3,407	281	2017	1971	18
Jackson, TN	210 American Dr.	(1)	928	10,442	74	928	10,516	11,444	3,801	2014	1967/1981 & 2012	13
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	(1)	488	4,919	476	488	5,395	5,883	1,392	2014	1989	19
Memphis, TN	3635 Knight Road	(1)	422	2,820	26	422	2,846	3,268	238	2017	1986	18
Memphis, TN	Airport Business Park	(2)	1,511	4,352	98	1,511	4,450	5,961	480	2017	1985-1989	26
Milwaukee, WI	5110 South 6th Street , IL	(1)	689	1,014	101	689	1,115	1,804	103	2017	1972	16
Total Real Estate Owned			$ 92,628	$ 353,337	$ 6,319	$ 92,628	$ 359,656	$ 452,284	$ 41,241

_______________

Note (1) These properties secure the $293,108 Secured Debt.

Note (2) These properties secure the $28,550 borrowings under the line of credit agreement

Note (3) Total does not include corporate office leasehold improvements of $326.

Note (4) Total does not include accumulated depreciation related to corporate office leasehold improvements of $38.

Note (5) Renovation means significant upgrades, alterations, or additions to building interiors or exteriors and/or systems.

Note (6) Depreciation is calculated over the remaining useful life of the respective property as determined at the time of the purchase allocation, ranging from 11- 34 years for buildings and 3-13 years for improvements

As of December 31, 2018 the aggregate basis for Federal tax purposes of investments in real estate was approximately $515,283.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2018 and 2017 ($ in thousands)

	Year Ended December 31,
	2018	2017
Real Estate
Balance at the beginning of the year	$303,402	$139,086

Additions during the year	153,305	164,316
Deductions due to sale of real estate	(4,097)	—

Balance at the end of the year	$452,610	$303,402

Accumulated Depreciation
Balance at the beginning of the year	$25,013	$16,027

Depreciation expense	16,477	8,986
Deductions due to sale of real estate	(211)	—

Balance at the end of the year	$41,279	$25,013