Form 10-Q
period 2019-03-31
Plymouth Industrial REIT Inc.
filed 2019-05-09
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Franklin Street, Suite 700, Boston, MA 02110	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐   NO ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PLYM	NYSE American
7.50% Series A Cumulative Redeemable Preferred Stock,	PLYM-PrA	NYSE American
par value $0.01 per share

As of May 6, 2019, the Registrant had outstanding 5,276,387 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Real estate properties	$458,933	$452,610
Less accumulated depreciation	(46,438)	(41,279)
Real estate properties, net	412,495	411,331

Cash	5,171	5,394
Cash held in escrow	7,200	7,808
Restricted cash	1,750	1,759
Deferred lease intangibles, net	35,339	37,940
Other assets	11,551	5,931
Total assets	$473,506	$470,163

Liabilities, preferred stock and equity (deficit)
Liabilities:
Secured debt, net	$288,036	$288,993
Borrowings under line of credit, net	32,763	28,187
Accounts payable, accrued expenses and other liabilities	24,870	21,996
Deferred lease intangibles, net	6,595	7,067
Total liabilities	352,264	346,243
Commitments and contingencies (Note 11)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A; 2,040,000 shares issued and outstanding at March 31, 2019 and December 31, 2018 (aggregate liquidation preference of $51,000 at March 31, 2019 and December 31, 2018)	48,868	48,868
Series B; 4,411,764 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $77,560 and $75,425 at March 31, 2019 and December 31, 2018, respectively)	74,092	72,192

Equity (deficit):
Common stock, $0.01 par value: 900,000,000 shares authorized; 5,129,370 and 4,821,876 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	51	49
Additional paid in capital	125,739	126,327
Accumulated deficit	(140,929)	(137,983)
Total stockholders' (deficit)	(15,139)	(11,607)
Non-controlling interest	13,421	14,467
Total equity (deficit)	(1,718)	2,860
Total liabilities, Preferred stock and equity ( deficit)	$473,506	$470,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2019	2018

Rental revenue	$12,729	$8,483
Tenant recoveries	3,933	2,946
Other revenue	—	450
Total revenues	16,662	11,879

Operating expenses:
Property	6,262	4,452
Depreciation and amortization	8,432	6,542
General and administrative	1,725	1,373
Total operating expenses	16,419	12,367

Operating income (loss)	243	(488)

Other expense:
Interest expense	(3,842)	(3,985)
Total other expense	(3,842)	(3,985)

Net loss	(3,599)	(4,473)
Less: loss attributable to non-controlling interest	(653)	(463)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,946)	(4,010)
Less: Preferred stock dividends	1,566	956
Less: Series B Preferred stock accretion to redemption value	1,900	—
Less: amount allocated to participating securities	57	61
Net loss attributable to common stockholders	$(6,469)	$(5,027)
Net loss per share attributable to common stockholders	$(1.37)	$(1.38)

Weighted-average common shares outstanding basic and diluted	4,727,675	3,647,272

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2019	2,040,000	$48,868	4,411,764	$72,192	4,821,876	$49	$126,327	$(137,983)	$(11,607)	$14,467	$2,860
Series B Preferred stock accretion to redemption value	—	—	—	1,900	—	—	(1,900)	—	(1,900)	—	(1,900)
Net proceeds from common stock	—	—	—	—	278,302	2	4,513	—	4,515	—	4,515
Stock based compensation	—	—	—	—	—	—	288	—	288	—	288
Restricted shares issued	—	—	—	—	29,192	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(3,489)	—	(3,489)	(393)	(3,882)
Net loss	—	—	—	—	—	—	—	(2,946)	(2,946)	(653)	(3,599)
Balance, March 31, 2019	2,040,000	$48,868	4,411,764	$74,092	5,129,370	$51	$125,739	$(140,929)	$(15,139)	$13,421	$(1,718)

Balance January 1, 2018	2,040,000	$48,931	—	$—	3,819,201	$39	$123,270	$(119,213)	$4,096	$7,115	$11,211
Series A Preferred stock offering costs	—	(53)	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	200	—	200	—	200
Dividends and distributions	—	—	—	—	—	—	(2,290)	—	(2,290)	(158)	(2,448)
Repurchase and retirement of common stock	—	—	—	—	(263,158)	(3)	(4,997)	(54)	(5,054)	—	(5,054)
Net loss	—	—	—	—	—	—	—	(4,010)	(4,010)	(463)	(4,473)
Balance, March 31, 2018	2,040,000	$48,878	—	$—	3,556,043	$36	$116,183	$(123,277)	$(7,058)	$6,494	$(564)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(3,599)	$(4,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,432	6,542
Straight line rent adjustment	(258)	(357)
Intangible amortization in rental revenue, net	(341)	(411)
Amortization of debt issuance costs	235	633
Change in fair value of warrant derivative	79	(48)
Stock based compensation	288	200
Changes in operating assets and liabilities:
Other assets	(5,362)	(145)
Deferred leasing costs	(367)	(107)
Accounts payable, accrued expenses and other liabilities	1,300	(1,473)
Net cash provided by operating activities	407	361
Investing activities
Acquisition of properties	(5,516)	—
Real estate improvements	(1,353)	(744)
Net cash used in investing activities	(6,869)	(744)
Financing activities
Net proceeds from common stock	4,515	—
Additional offering costs of preferred stock	—	(53)
Proceeds from issuance of secured debt	63,115	—
Repayment of secured debt	(63,169)	—
Proceeds from credit facility	6,697	2,000
Repayment of credit facility	(2,175)	—
Debt issuance costs	(1,081)	(265)
Repurchase of common stock	—	(5,054)
Dividends paid	(2,280)	(2,311)
Net cash provided by (used in) financing activities	5,622	(5,683)
Net decrease in cash and cash held in escrow and restricted cash	(840)	(6,066)
Cash and cash held in escrow and restricted cash at beginning of period	14,961	19,163
Cash and cash held in escrow and restricted cash at end of period	$14,121	$13,097
Supplemental Cash Flow Disclosures:
Interest paid	$3,638	$3,352
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$3,489	$2,290
Distribution payable to non-controlling interest holder	$393	$158
Series B accretion to redemption value	$1,900	$—
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$122	$81
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$9	$433

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of March 31, 2019 and December 31, 2018, the Company owned an 83.0% and 82.2%, respectively, common equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of March 31, 2019, the Company, through its subsidiaries, owns 56 industrial properties comprising approximately 12 million square feet.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2018 and 2017. Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. It is suggested that these interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2018 and 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 7, 2019.

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

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2019 and December 31, 2018 the Company did not recognize an allowance for doubtful accounts. The Company incurred write-offs of $26 and $0 during the three months ended March 31, 2019 and 2018, respectively. The Company includes accounts receivable and straight line rent receivables within other assets in the balance sheet. For the three months ended March 31, 2019 and 2018, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue and tenant recoveries is comprised of the following:

	Period Ended	Period Ended
	March 31,	March 31,
	2019	2018
Income from lease	$12,130	$7,715
Straight-line rent adjustment	258	357
Tenant recoveries	3,933	2,946
Amortization of above market leases	(160)	(135)
Amortization of below market leases	501	546
Total	$16,662	$11,429

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2019 and December 31, 2018. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2019, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	March 31,	December 31,
	2019	2018
Cash as presented on balance sheet	$5,171	$5,394
Cash held in escrow as presented on balance sheet	7,200	7,808
Restricted cash as presented on balance sheet	1,750	1,759
Cash and cash held in escrow and restricted cash as presented on cash flow statement	$14,121	$14,961

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

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 2 inputs such as interest rates and credit spreads, are applied in determining the fair value of the interest rate cap in the amount of $0 at March 31, 2019 and December 31, 2018. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $191 and $112 at March 31, 2019 and December 31, 2018, respectively, as discussed in Note 6.

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

Debt issuance costs amounted to $7,313 and $6,232 at March 31, 2019 and December 31, 2018, respectively, and related accumulated amortization amounted to $1,986 and $1,754 at March 31, 2019 and December 31, 2018, respectively. Unamortized debt issuance costs amounted to $5,327 and $4,478 at March 31, 2019 and December 31, 2018, respectively.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the periods ended March 31, 2019 and 2018.

Derivative Instrument

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value are marked to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on using interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration.

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

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), and various subsequent ASU’s, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. The new standard also requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

We adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients, both provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements. The package of practical expedients allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. The Company also elected the practical expedient to not separate non-lease components from lease components of our real estate leases.

For arrangements where the Company is the lessee, the adoption of ASU 2016-02 resulted in a material impact on our condensed consolidated balance sheets as of March 31, 2019, upon the recognition of the right-of-use asset and the related lease liabilities. The Company recorded an initial right of use asset and lease liability of approximately $2,096 on the condensed consolidated balance sheet upon adoption of ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a material impact on our condensed consolidated statements of operations as we elected to adopt the standard effective January 1, 2019 using the modified retrospective transition approach, with no restatement of prior periods presented. The Company includes the right-of-use asset within other assets and the corresponding lease liability within accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheet.

For arrangements where the Company is the lessor, the Company concluded the new lease standard does not have a material impact on the condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

3. Real Estate Properties

Real estate properties consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Land	$93,495	$92,628
Buildings, building improvements and tenant improvements	331,344	325,933
Site improvements	33,489	33,270
Construction in process	605	779
	458,933	452,610
Less accumulated depreciation	(46,438)	(41,279)
Real estate properties	$412,495	$411,331

Depreciation expense was $5,159 and $3,815 for the three months ended March 31, 2019 and 2018, respectively.

Acquisition of Properties

The Company made the following acquisition of property during the three months ended March 31, 2019:

On January 4, 2019, the Company acquired a single Class B industrial property, consisting of approximately 73,785 square feet, located in Chicago, Illinois for an aggregate purchase price of approximately $5,425.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties (continued)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Purchase Price (in thousands)
Total Purchase Price
Purchase price	$5,425
Acquisition costs	91
Total	$5,516

Allocation of Purchase Price
Land	$867
Building	3,886
Site improvements	219
Total real estate properties	4,972

Deferred lease intangibles
Tenant relationships	66
Leasing commissions	60
Lease in place value	444
Total deferred lease intangibles	570
Deferred lease intangibles
Below market lease value	(26)
Totals	$5,516

4. Leases

As a Lessor

We lease our properties to tenants under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Many of our leases include the recovery of certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses are recognized in Tenant recoveries in the condensed consolidated statements of operations. Some of our tenant leases contain options to extend leases at a fair market rate and may also include options to terminate. A minor number of the Company’s tenant leases are subject to changes in the Consumer Price Index (“CPI”).

As of March 31, 2019, undiscounted future minimum rental receipts due under non-cancellable operating leases for each of the next five years and total thereafter were as follows (in thousands):

Future Minimum Rental Receipts

2019	$34,541
2020	40,486
2021	29,331
2022	20,434
2023	16,276
Thereafter	28,566
Total minimum rental receipts	$169,634

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

4. Leases (continued)

As a Lessee

At March 31, 2019, we have a single office space under a non-cancelable operating lease. The lease commenced September 2016 and was amended February 2018. The lease has a remaining term of 6 years as of March 31, 2019. The lease agreement does not contain residual value guarantees or an option to renew at our option. In arriving at the lease liability as of March 31, 2019, we applied an incremental borrowing rate of 5.4% over the remaining lease term of 6 years. The incremental borrowing rate is the rate equal to the closest borrowing under the KeyBank line of credit agreement at the time of the Company’s adoption of ASU 2016-02 on January 1, 2019.

The following table summarizes the operating lease cost recognized during the three months ended March 31, 2019 included in the Company’s condensed consolidated statements of operations.

Three months ended
March 31,
2019

Operating lease cost included in general and administrative expense attributable to corporate office lease	$105

The following table summarizes supplemental cash flow information related to operating leases recognized during the three months ended March 31, 2019 in the Company’s condensed consolidated statements of cash flows.

Three months ended
March 31,
2019

Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$100

The following table summarizes the minimum rental commitments under our non-cancelable lease, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating lease in which we are the lessee (in thousands):

	March 31,	December 31,
	2019	2018
2019	$284	$378
2020	385	385
2021	393	393
2022	400	400
2023	407	407
Thereafter	519	519
Total undiscounted rental commitments	2,388	$2,482
Present value adjustment using incremental borrowing rate	358
Total lease liability	$2,030

As of March 31, 2019 and December 31, 2018 the Company had no finance leases.

5. Borrowing Arrangements

AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of March 31, 2019 and December 31, 2018, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at March 31, 2019. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, up to three secured properties can be repaid in full, subject to paying a premium equal to the greater of (a) 1% of the outstanding principal and (b) the present value of the note as defined in the AIG Loan.

Borrowings outstanding amounted to $117,405 and $117,263, net of $2,595 and $2,737 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

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

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at March 31, 2019.

Borrowings outstanding amounted to $21,152 and $21,133, net of $348 and $367 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

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

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes. There are no events of default as of March 31, 2019.

Borrowings outstanding amounted to $73,626 and $73,609, net of $994 and $1,011 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

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

The Fisher Park Mortgage contains certain financial covenants, customary events of default, including non-payment of principal or interest and bankruptcy, and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. There are no trigger or default events as of March 31, 2019.

Borrowings outstanding amounted to $13,819 and $13,873 at March 31, 2019 and December 31, 2018, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

Allianz Loan

On March 21, 2019, certain wholly-owned subsidiaries (the “Borrowers”) of Plymouth Industrial REIT, Inc. (the “Company”) entered into a loan agreement (the “Allianz Loan”) with Allianz Life Insurance Company of North America providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $63,115. The Allianz Loan matures on April 10, 2026 and bears interest at the fixed rate of 4.07% per annum. The promissory note (the “Note”) evidencing the Allianz Loan require the Borrowers to make monthly interest-only payments through April 2022 and thereafter the Note requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period. The Borrowers may repay the Allianz Loan at any time, subject to paying a premium equal to the greater of (i) one percent (1%) of the amount of the Principal Indebtedness being prepaid and (ii) the difference between (A) the present value at the time of prepayment of the remaining scheduled monthly payments plus the present value at the time of prepayment of the final installment of principal and interest due on the Maturity Date, both discounted on a monthly basis at the Index Rate (as defined in the Note), and (B) the unpaid principal balance of the Note at the time of prepayment, but not less than zero.

The Allianz Loan contains customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. There are no trigger or default events as of March 31, 2019.

Borrowings outstanding amounted to $62,034, net of $1,081 of unamortized debt issuance costs at March 31, 2019.

Line of Credit Agreement

On August 11, 2017 the Company’s operating partnership entered into a secured line of credit agreement (Line of Credit Agreement) with KeyBank National Association, or KeyBank and the other lenders, which matures in August 2020 with an optional extension through August 2021, subject to certain conditions. Borrowings under the Line of Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 250 and 300 basis points depending on our total leverage ratio. At March 31, 2019 the interest rate was 5.49%.

On March 8, 2018, the Company entered into an Increase Agreement to our Line of Credit Agreement with KeyBank National Association to increase our revolving credit facility to $45,000. All other terms of the Line of Credit Agreement remained unchanged.

The Line of Credit Agreement contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the Line of Credit Agreement. The Company is in compliance with the respective covenants at March 31, 2019. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $32,764 and $28,187, net of unamortized debt issuance costs of $308 and $363 at March 31, 2019 and December 31, 2018, respectively. Borrowings available under the Line of Credit Agreement amounted to $5,946, net of a letter of credit totaling $93, at March 31, 2019.

KeyBank Bridge Loan

On December 14, 2018, the Operating Partnership and certain of its subsidiaries entered into a loan agreement (the “KeyBank Bridge Loan”) with KeyBank National Association (“KeyBank”). The KeyBank Bridge Loan provided for a secured loan in the amount of $63,115. On March 21, 2019, the Company used the proceeds of the Allianz Loan, along with additional working capital, to repay in full the KeyBank Bridge Loan.

6. Common Stock

The Company completed its initial listed public offering (IPO) of common stock (Offering) on June 14, 2017, which resulted in the issuance of 3,060,000 shares of common stock, including 160,000 shares of common stock issued to cover the underwriters’ over-allotment. The Company issued 263,158 shares at $19.00 per share in a private placement to an affiliate of Torchlight Investors, LLC (“Torchlight”), which occurred contemporaneously with the Offering. On March 29, 2018, the Company repurchased and retired the 263,158 shares of common stock owned by an affiliate of Torchlight in a privately negotiated transaction at a purchase price of $19.00 per share, or $5,000 in the aggregate.

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

On August 24, 2018, the Company entered into a distribution agreement with D.A. Davidson & Co., KeyBanc Capital Markets and National Securities Corporation (the “Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000 through a “at-the-market equity offering program” (the “ATM program”).

As of March 31, 2019, the Company sold 278,302 securities for a weighted average share price of $16.63 under the ATM Program, resulting in net proceeds of approximately $4,515. The Company contributed the net proceeds of this offering to the Operating Partnership in exchange for 278,302 OP Units.

Common Stock Warrants

On June 14, 2017, the Company issued warrants to an affiliate of Torchlight to acquire 250,000 shares of the Company’s common stock at a strike price of $23.00 per share, which expire in 2022. Due to the Company’s subsequent common stock issuances, the outstanding warrants have increased to 276,674 shares at a strike price of $20.78 per share at March 31, 2019.

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

A roll-forward of the warrants is as follows:

Balance at January 1, 2019	$112
Change in fair value	79
Balance at March 31, 2019	$191

The warrants in the amount of $191 at March 31, 2019 represent their fair value determined using a Monte-Carlo option pricing model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $20.78, volatility of 18.6%, an expected annual dividend of $1.50, a term of 3.19 years and an annual risk-free interest rate of 2.21%. The warrants in the amount of $112 at December 31, 2018 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $21.06, volatility of 20.0%, an expected annual dividend of $1.50, a term of 3.5 years and an annual risk-free interest rate of 2.47%.

The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants have an expiration date of June 13, 2022. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the three months ended March 31, 2019 and 2018.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

7. Preferred Stock (continued)

Common Stock Dividends

The following table sets forth the common stock distributions that were declared or paid during the three months ended March 31, 2019 and the year ended December 31, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.3750	$1,923

2018
First quarter	$0.3750	$1,334
Second quarter	$0.3750	$1,334
Third quarter	$0.3750	$1,807
Fourth quarter	$0.3750	$1,808

7. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock issuances as of March 31, 2019:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$ 25	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared or paid during the three months ended March 31, 2019 and the year ended December 31, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.46875	$956

2018
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956
Fourth quarter	$0.46875	$956

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock issuances as of March 31, 2019.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$ 17.58	3.25%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

7. Preferred Stock (continued)

The following table sets forth the Series B preferred stock that were declared or paid during the three months ended March 31, 2019 and the year ended December 31, 2018. The Company did not pay any dividends prior to the closing of the offering of its Series B Preferred Stock on December 14, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.13813	$610

2018
Fourth quarter (commencing December 14, 2018 to December 31, 2018)	$0.02609	$115

8. Non-Controlling Interests

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through its Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007 to the former owners of the Shadeland Portfolio. In connection with the Cincinnati, Ohio acquisition on October 15, 2018, the Company, through its Operating Partnership issued 626,011 OP Units at $17.00 per OP Unit for a total of approximately $10,642 to the former owners of the property. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The following table sets forth the OP Unit distributions that were declared or paid during the three months ended March 31, 2019 and the year ended December 31, 2018.

	Cash Distributions Declared per OP Unit		Aggregate Amount
2019
First quarter	$0.375		$393
2018
First quarter	$0.375		$158
Second quarter	$0.375		$158
Third quarter	$0.375		$158
Fourth quarter	$0.375	(1)	$357

____________________

(1)	Distributions for the OP Units issued in connection with the Cincinnati, Ohio acquisition were paid on a pro-rated distribution equal to a quarterly distribution of $0.375 per OP Unit or $199 in the aggregate for the quarter ended December 31, 2018.

The proportionate share of the loss attributed to the partnership units was $653 and $463 for the three months ending March 31, 2019 and 2018, respectively.

9. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the three months ended March 31, 2019:

Shares
Unvested restricted stock at January 1, 2019	124,051
Granted	29,192
Forfeited	—
Vested	—
Unvested restricted stock at March 31, 2019	153,243

The Company recorded equity-based compensation in the amount of $288 and $200 for the three months ended March 31, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2019 was approximately $2,102 and is expected to be recognized over a weighted average period of approximately 2.6 years.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator
Net loss	$(3,599)	$(4,473)
Less: loss attributable to non-controlling interest	(653)	(463)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,946)	(4,010)
Less: Preferred stock dividends	1,566	956
Less: Series B Preferred stock accretion to redemption value	1,900	—
Less: amount allocated to participating securities	57	61
Net loss attributable to common stockholders	$(6,469)	$(5,027)

Denominator
Weighted-average common shares outstanding basic and diluted	4,727,675	3,647,272

Net loss per share attributable to common stockholders – basic and diluted	$(1.37)	$(1.38)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at March 31, 2019 include the 276,674 shares of common stock issuable pursuant to the outstanding warrants and 153,243 shares of restricted common stock. The warrant shares and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred, costs related to such legal proceedings.

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

12. Subsequent Events

From April 1, 2019 through May 6, 2019, the Company issued 147,017 shares under the ATM program, resulting in net proceeds of approximately $2,419.

On May 8, 2019, the Company entered into a purchase and sale agreement to acquire a 485,000 square foot, 100% occupied with two-tenants, Class B industrial property in Indianapolis, Indiana for $17,100. This pending acquisition is subject to satisfactory completion of diligence and other customary closing conditions. As such, there can be no assurance that we will complete the acquisition.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto as of March 31, 2019 and 2018 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K“) filed with the Security and Exchange Commission (the “SEC”) on March 7, 2019, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2018 and 2017 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company’s portfolio at March 31, 2019 consists of 56 industrial properties (the “Company Portfolio”) located in ten states with an aggregate of approximately 12 million rentable square feet leased to 181 different tenants.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of March 31, 2019, the Company Portfolio was approximately 94.5% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from April 1, 2019 through to December 31, 2021, an aggregate of 50.3% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During 2018 and three months ended March 31, 2019, leases for space totaling 2,515,812 square feet (20.9% of the Company Portfolio) either was subject to renewal or expired. Approximately 53.5% of the expired space was renewed and an additional 1,022,982 square feet was leased to new tenants. As of March 31, 2019, the vacancy rate of the Company Portfolio was 5.5%.

During the year ended December 31, 2018 and three months ended March 31, 2019, lease negotiation efforts resulted in 30 leases commencing with durations in excess of six months encompassing 2,004,958 square feet and 5 leases commencing with a duration of less than 6 months encompassing 363,155 square feet. Renewed leases made up 51.3% of the square footage covered by the 30 leases in excess of 6 months, and the rent under the renewed leases increased an average of 2.5% over the prior leases. Leases to new tenants comprised the other 48.7% of the square footage covered by the 30 leases in excess of 6 months, and the rent under the new leases increased an average of 16.0% over the prior leases. The rental rates under the 30 leases in excess of 6 months entered into during 2018 and 2019, increased by an average of 7.9% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2018 and the three months ended March 31, 2019.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2018	Renewals	482,067	33.2%	$5.84	$5.57	-4.6%	$0.24	$0.13
	New Leases	969,207	66.8%	$2.85	$3.31	16.1%	$0.39	$0.21
	Total	1,451,274	100.0%	$3.84	$4.06	5.7%	$0.34	$0.18

2019	Renewals	545,684	98.6%	$3.18	$3.63	14.2%	$0.16	$0.11
	New Leases	8,000	1.4%	$6.30	$6.50	3.2%	$—	$0.40
	Total	553,684	100.0%	$3.22	$3.67	14.0%	$0.16	$0.11

Total	Renewals	1,027,751	51.3%	$4.43	$4.54	2.5%	$0.20	$0.12
	New Leases	977,207	48.7%	$2.88	$3.34	16.0%	$0.38	$0.21
	Total	2,004,958	100.0%	$3.67	$3.96	7.9%	$0.29	$0.16

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase slightly from fifteen employees as of May 1, 2019 to between 16 and 18 employees during the 12 to 24 months following March 31, 2019 and, as a result, our general and administrative expenses will increase further.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

•	Real estate property acquisitions, capitalization and depreciation
•	Income taxes
•	Amortization of deferred lease intangibles – assets and liabilities
•	Impairment of Long-lived assets
•	Consolidation

Accordingly, we believe the policies set forth in our 2018 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations (amounts in thousands)

Our consolidated results of operations are often not comparable from period to period due to the effect of property acquisitions and dispositions completed during the comparative reporting periods. Our Total Portfolio represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions and to highlight the operating results of our on-going business, we have separately presented the results of our Same Properties Portfolio and Acquisitions/Dispositions.

For the three months ended March 31, 2019 and 2018, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from January 1, 2018 through March 31, 2019.

Three Months Ended March 31, 2019 Compared to March 31, 2018

The following table summarizes the results of operations for our same store portfolio, our acquisitions and dispositions and total portfolio for the three months ended March 31, 2019 and 2018:

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Change		Three months ended March 31,		Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Revenue:
Rental revenue	$8,589	8,384	205	2.4%	4,140	99	4,041	4082%	12,729	8,483	4,246	50.1%
Tenant recoveries	2,836	2,930	(94)	-3.2%	1,097	16	1,081	6756%	3,933	2,946	987	33.5%
Total revenues	11,425	11,314	111	1.0%	5,237	115	5,122	4454%	16,662	11,429	5,233	45.8%

Property expenses	4,664	4,424	240	5.4%	1,598	28	1,570	5607%	6,262	4,452	1,810	40.7%
Depreciation and amortization									8,432	6,542	1,890	28.9%
General and administrative									1,725	1,373	352	25.6%
Total operating expenses									16,419	12,367	4,052	32.8%

Other operating revenue									—	450	(450)	-100%

Operating profit/(loss)									243	(488)	731	-149.8%

Other income (expense):
Interest expense									(3,842)	(3,985)	143	-3.6%
Total other income (expense)									(3,842)	(3,985)	143	-3.6%

Net loss									$(3,599)	(4,473)	874	-19.5%

Rental revenue: Rental revenue increased by approximately $4,246 to $12,729 for the three months ended March 31, 2019 as compared to $8,483 for the three months ended March 31, 2018. The increase was primarily related to an increase in rental revenue from acquisitions of $4,140 offset by dispositions of $99 for a net total of $4,041, and, an increase of $205 from same store properties primarily from an increase in rent income of $575 due to scheduled rent steps and leasing activities and a decrease in non-cash rent adjustments of $370 for the three months ended March 31, 2019.

Tenant recoveries: Tenant recoveries increased by approximately $987 to $3,933 for the three months ended March 31, 2019 as compared to $2,946 for the three months ended March 31, 2018. The increase was primarily related to an increase in tenant recoveries from acquisitions of $1,097 offset by dispositions of $16 for a net total of $1,081, and, a decrease in tenant recoveries of $94 from same store properties for the three months ended March 31, 2019.

Property expenses:  Property expenses increased $1,810 for the three months ended March 31, 2019 to $6,262 as compared to $4,452 for the three months ended March 31, 2018 primarily due to an increase in expenses related to acquisitions of $1,598 offset by dispositions of $28 for a net total of $1,570. Property expenses for the same store properties increased approximately $240 primarily due to increases in real estate taxes and property maintenance of $347 offset by net decreases in utilities of $107.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $1,890 to approximately $8,432 for the three months ended March 31, 2019 as compared to $6,542 for the three months ended March 31, 2018, primarily due to an increase within acquisitions of $2,837 offset by dispositions of $163 for a net total of $2,674, and, a decrease of $784 for the same store properties.

General and administrative: General and administrative expenses increased approximately $352 to $1,725 for the three months ended March 31, 2019 as compared to $1,373 for the three months ended March 31, 2018. The increase is attributable primarily to increases in payroll expense of $260 and a $79 increase in the fair value of the warrants.

Other operating revenue: Other revenue represents interest income and other items not directly related to the operations of our portfolio. The decrease in other operating revenue by $450 to $0 for the three months ended March 31, 2019, as compared to $450 for the three months ending March 31, 2018 was predominately driven by a non-recurring fee for services provided by the Company during Q1 2018 for a joint venture that did not materialize due to a final adjustment related to a former joint venture realized in Q3 2017.

Interest expense: Interest expense decreased by approximately $143 to $3,842 for the three months ended March 31, 2019, as compared to $3,985 for the three months ended March 31, 2018. The decrease is primarily due to the repayment of the Mezzanine Loan during 2018 offset by additional borrowings associated with our acquisition activity during the last nine months of 2018 and first three months of 2019. The schedule below is a comparative analysis of the components of interest expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018

Accrued interest	$(31)	$247
Amortization of debt issuance costs	235	386
Total accretion of interest and deferred interest	204	633
Cash interest paid	3,638	3,352
Total interest expense	$3,842	$3,985

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Three Months Ended
	March 31,
	2019	2018
NOI:
Net loss	$(3,599)	$(4,473)
General and administrative	1,725	1,373
Depreciation and amortization	8,432	6,542
Interest expense	3,842	3,985
Other expense (income)	—	(450)
NOI	$10,400	$6,977

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

(In thousands)	Three Months Ended
	March 31,
	2019	2018
EBITDA:
Net loss	$(3,599)	$(4,473)
Depreciation and amortization	8,432	6,542
Interest expense	3,842	3,985
EBITDA	$8,675	$6,054

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT, definition, as net income, computed in accordance with GAAP, excluding: gains (or losses) from sales of property, depreciation and amortization of real estate assets, impairment losses, losses on extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO (in accordance with the NAREIT definition) as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends. FFO attributable to common stockholders and unit holders represents FFO reduced by dividends paid (or declared) to holders of our preferred stock.

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

(In thousands)	Three Months Ended
	March 31,
	2019	2018
FFO:
Net loss	$(3,599)	$(4,473)
Depreciation and amortization	8,432	6,542
FFO	$4,833	$2,069
Preferred stock dividends	(1,566)	(956)
FFO attributable to common stockholders and unit holders	$3,267	$1,113

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Three Months Ended
	March 31,
	2019	2018
AFFO:
FFO attributable to common stockholders and unit holders	$3,267	$1,113
Deferred finance fee amortization	235	386
Non-cash interest expense	(31)	247
Stock compensation	288	200
Change in fair value of warrant derivative	79	—
Straight line rent	(258)	(357)
Above/below market lease rents	(341)	(411)
Recurring capital expenditures (1)	(559)	(992)
AFFO	$2,680	$186

_______________

(1)	Excludes non-recurring capital expenditures of $1,053 and $373 for the three months ended March 31, 2019 and 2018, respectively.

Cash Flow

A summary of our cash flows for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$407	$361
Net cash used in investing activities	$(6,869)	$(744)
Net cash provided by (used in) financing activities	$5,622	$(5,683)

Operating activities: Net cash provided by operating activities for the three months ended March 31, 2019 increased approximately $46 compared to the three months ended March 31, 2018. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q2 2018 and Q1 2019 and same store properties offset by loss of operating cash flows from dispositions completed between Q2 2018 and Q1 2019.

Investing activities: Net cash used in investing activities for the three months ended March 31, 2019 increased approximately $6,125 compared to the three months ended March 31, 2018 primarily due to property acquisitions completed during the first three months in 2019 totaling $5,516 as opposed to no acquisitions being completed during the first three months of 2018 and an increase in capital expenditures as a result of our expanded portfolio totaling $609.

Financing activities: Net cash provided by financing activities for the three months ended March 31, 2019 was $5,622 compared to net cash used in financing activities for the three months ended March 31, 2018 of $5,683. The change was predominately driven by the net proceeds from the ATM program, net borrowings from the line of credit facility offset by debt issuance costs associated with the Allianz Loan during the three months ended March 31, 2019 compared to the repurchase of common shares during the three months ended March 31, 2018.

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

Existing Indebtedness as of March 31, 2019 (amounts in thousands)

AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of March 31, 2019 and December 31, 2018, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC. The obligations under the AIG Loan are also guaranteed in certain circumstances by the Company and certain of the Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at March 31, 2019. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, up to three secured properties can be repaid in full, subject to paying a premium equal to the greater of (a) 1% of the outstanding principal and (b) the present value of the note as defined in the AIG Loan.

Borrowings outstanding amounted to $117,405 and $117,263, net of $2,595 and $2,737 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

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

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at March 31, 2019.

Borrowings outstanding amounted to $21,152 and $21,133, net of $348 and $367 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

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

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes. There are no events of default as of March 31, 2019.

Borrowings outstanding amounted to $73,626 and $73,609, net of $994 and $1,011 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.

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

The Fisher Park Mortgage contains certain financial covenants, customary events of default, including non-payment of principal or interest and bankruptcy, and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. There are no trigger or default events as of March 31, 2019.

Borrowings outstanding amounted to $13,819 and $13,873 at March 31, 2019 and December 31, 2018, respectively.

Allianz Loan

On March 21, 2019, certain wholly-owned subsidiaries (the “Borrowers”) of Plymouth Industrial REIT, Inc. (the “Company”) entered into a loan agreement (the “Allianz Loan”) with Allianz Life Insurance Company of North America providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $63,115. The Allianz Loan matures on April 10, 2026 and bears interest at the fixed rate of 4.07% per annum. The promissory note (the “Note”) evidencing the Allianz Loan require the Borrowers to make monthly interest-only payments through April 2022 and thereafter the Note requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period. The Borrowers may repay the Allianz Loan at any time, subject to paying a premium equal to the greater of (i) one percent (1%) of the amount of the Principal Indebtedness being prepaid and (ii) the difference between (A) the present value at the time of prepayment of the remaining scheduled monthly payments plus the present value at the time of prepayment of the final installment of principal and interest due on the Maturity Date, both discounted on a monthly basis at the Index Rate (as defined in the Note), and (B) the unpaid principal balance of the Note at the time of prepayment, but not less than zero.

The Allianz Loan contains customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. There are no trigger or default events as of March 31, 2019.

Borrowings outstanding amounted to $62,034, net of $1,081 of unamortized debt issuance costs at March 31, 2019.

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

The Line of Credit Agreement contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the Line of Credit Agreement. The Company is in compliance with the respective covenants at March 31, 2019. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $32,764 and $28,187, net of unamortized debt issuance costs of $308 and $363 at March 31, 2019 and December 31, 2018, respectively. Borrowings available under the Line of Credit Agreement amounted to $5,946, net of a letter of credit totaling $93, at March 31, 2019.

Stock Issuances

On August 24, 2018, the Company filed a prospectus supplement to its registration statement on Form S-3, which enabled the Company, at its discretion from time to time, to sell up to $50 million worth of shares of its common stock by way of an “at-the-market” offering (the “ATM program”). From January 1, 2019 to May 6, 2019, the Company has sold 425,319 shares of its common stock under the ATM program for aggregate net proceeds of approximately $6,934.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

At March 31, 2019, we had $33,072 of outstanding variable rate debt, which were subject to a weighted average interest rate of 5.7% during the three months ended March 31, 2019. Based on the variable rate borrowings outstanding as of March 31, 2019, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended March 31, 2019, our interest expense for the quarter would have increased by approximately $87. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Interest Rate Risk (amounts in thousands)

ASC 815, Derivatives and Hedging requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value are marked to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are, classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on using interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The fair value of the interest rate cap agreement was $0 at March 31, 2019. At March 31, 2019 the one-month LIBOR was 2.50%.

Related to this interest rate cap agreement, a 100 basis point increase above LIBOR being 4% will decrease our interest expense by approximately $798 per annum.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Loan Agreement, dated as of March 21, 2019, by and among Allianz Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-38106) filed on March 22, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

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

Dated: May 8, 2019