Form 10-Q
period 2019-06-30
Plymouth Industrial REIT Inc.
filed 2019-08-08
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐   NO ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PLYM	NYSE American
7.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	PLYM-PrA	NYSE American

As of August 5, 2019, the Registrant had outstanding 8,754,782 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Real estate properties	$474,734	$452,610
Less accumulated depreciation	(51,676)	(41,279)
Real estate properties, net	423,058	411,331

Cash	13,044	5,394
Cash held in escrow	8,775	7,808
Restricted cash	2,375	1,759
Deferred lease intangibles, net	34,931	37,940
Other assets	10,525	5,931
Total assets	$492,708	$470,163

Liabilities, preferred stock and equity (deficit)
Liabilities:
Secured debt, net	$287,990	$288,993
Borrowings under line of credit, net	—	28,187
Accounts payable, accrued expenses and other liabilities	26,577	21,996
Deferred lease intangibles, net	6,393	7,067
Total liabilities	320,960	346,243
Commitments and contingencies (Note 11)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A; 2,040,000 shares issued and outstanding at June 30, 2019 and December 31, 2018 (aggregate liquidation preference of $51,000 at June 30, 2019 and December 31, 2018)	48,868	48,868
Series B; 4,411,764 shares issued and outstanding at June 30, 2019 and December 31, 2018, (aggregate liquidation preference of $97,183 and $96,689 at June 30, 2019 and December 31, 2018, respectively)	75,993	72,192

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 8,754,782 and 4,821,876 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	88	49
Additional paid in capital	177,557	126,327
Accumulated deficit	(143,406)	(137,983)
Total stockholders' equity (deficit)	34,239	(11,607)
Non-controlling interest	12,648	14,467
Total equity	46,887	2,860
Total liabilities, preferred stock and equity	$492,708	$470,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Rental revenue	$17,022	$11,976	$33,684	$23,406
Other revenue	—	71	—	521
Total revenues	17,022	12,047	33,684	23,927

Operating expenses:
Property	6,034	3,787	12,296	8,240
Depreciation and amortization	8,476	6,444	16,908	12,986
General and administrative	1,691	1,533	3,337	2,953
Total operating expenses	16,201	11,764	32,541	24,179

Other expense:
Interest expense	(3,576)	(4,216)	(7,418)	(8,202)
Loss on extinguishment of debt	—	(3,601)	—	(3,601)
Change in fair value of warrant derivative	(102)	—	(181)	48
Total other expense	(3,678)	(7,817)	(7,599)	(11,755)

Net loss	(2,857)	(7,534)	(6,456)	(12,007)
Less: loss attributable to non-controlling interest	(380)	(829)	(1,033)	(1,292)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,477)	(6,705)	(5,423)	(10,715)
Less: Preferred stock dividends	1,566	956	3,132	1,912
Less: Series B preferred stock accretion to redemption value	1,901	—	3,801	—
Less: amount allocated to participating securities	58	46	115	107
Net loss attributable to common stockholders	$(6,002)	$(7,707)	$(12,471)	$(12,734)
Net loss per share attributable to common stockholders	$(0.88)	$(2.27)	$(2.15)	$(3.61)

Weighted-average common shares outstanding basic and diluted	6,835,878	3,400,012	5,787,600	3,522,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2019	2,040,000	$48,868	4,411,764	$72,192	4,821,876	$49	$126,327	$(137,983)	$(11,607)	$14,467	$2,860
Series B Preferred stock accretion to redemption value	—	—	—	1,900	—	—	(1,900)	—	(1,900)	—	(1,900)
Net proceeds from common stock	—	—	—	—	278,302	2	4,513	—	4,515	—	4,515
Stock based compensation	—	—	—	—	—	—	288	—	288	—	288
Restricted shares issued	—	—	—	—	29,192	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(3,489)	—	(3,489)	(393)	(3,882)
Net loss	—	—	—	—	—	—	—	(2,946)	(2,946)	(653)	(3,599)
Balance, March 31, 2019	2,040,000	$48,868	4,411,764	$74,092	5,129,370	$51	$125,739	$(140,929)	$(15,139)	$13,421	$(1,718)
Series B Preferred stock accretion to redemption value	—	—	—	1,901	—	—	(1,901)	—	(1,901)	—	(1,901)
Net proceeds from common stock	—	—	—	—	3,572,017	36	58,237	—	58,273	—	58,273
Stock based compensation	—	—	—	—	—	—	305	—	305	—	305
Restricted shares issued	—	—	—	—	53,395	1	—	—	1	—	1
Dividends and distributions	—	—	—	—	—	—	(4,823)	—	(4,823)	(393)	(5,216)
Net loss	—	—	—	—	—	—	—	(2,477)	(2,477)	(380)	(2,857)
Balance, June 30, 2019	2,040,000	$48,868	4,411,764	$75,993	8,754,782	$88	$177,557	$(143,406)	$34,239	$12,648	$46,887

Balance January 1, 2018	2,040,000	$48,931	—	$—	3,819,201	$39	$123,270	$(119,213)	$4,096	$7,115	$11,211
Series A Preferred stock offering costs	—	(53)	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	200	—	200	—	200
Dividends and distributions	—	—	—	—	—	—	(2,290)	—	(2,290)	(158)	(2,448)
Repurchase and retirement of common stock	—	—	—	—	(263,158)	(3)	(4,997)	(54)	(5,054)	—	(5,054)
Net loss	—	—	—	—	—	—	—	(4,010)	(4,010)	(463)	(4,473)
Balance March 31, 2018	2,040,000	$48,878	—	$—	3,556,043	$36	$116,183	$(123,277)	$(7,058)	$6,494	$(564)
Series A Preferred stock offering costs	—	(10)	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Stock based compensation	—	—	—	—	—	—	200	—	200	—	200
Dividends and distributions	—	—	—	—	—	—	(2,290)	—	(2,290)	(158)	(2,448)
Net loss	—	—	—	—	—	—	—	(6,705)	(6,705)	(829)	(7,534)
Balance, June 30, 2018	2,040,000	$48,868	—	$—	3,556,043	$36	$114,085	$(129,982)	$(15,861)	$5,507	$(10,354)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Six months Ended June 30,
	2019	2018
Operating activities
Net loss	$(6,456)	$(12,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,908	12,986
Straight line rent adjustment	(481)	(818)
Intangible amortization in rental revenue, net	(685)	(717)
Loss on extinguishment of debt	—	3,601
Amortization of debt issuance costs	508	1,660
Change in fair value of warrant derivative	181	(48)
Stock based compensation	593	400
Changes in operating assets and liabilities:
Other assets	(3,856)	(1,830)
Deferred leasing costs	(995)	(571)
Accounts payable, accrued expenses and other liabilities	1,304	169
Net cash provided by operating activities	7,021	2,825
Investing activities
Acquisition of properties	(22,686)	(16,896)
Real estate improvements	(1,802)	(1,668)
Net cash used in investing activities	(24,488)	(18,564)
Financing activities
Net proceeds from common stock	62,788	(8)
Additional offering costs of preferred stock	—	(63)
Proceeds from issuance of secured debt	63,115	57,200
Repayment of secured debt	(63,304)	—
Repayment of mezzanine debt	—	(34,698)
Proceeds from credit facility	6,697	18,825
Repayment of credit facility	(35,250)	(21,000)
Debt issuance costs	(1,208)	(1,602)
Repurchase of common stock	—	(5,054)
Dividends paid	(6,138)	(4,896)
Net cash provided by financing activities	26,700	8,704
Net increase (decrease) in cash and cash held in escrow and restricted cash	9,233	(7,035)
Cash and cash held in escrow and restricted cash at beginning of period	14,961	19,163
Cash and cash held in escrow and restricted cash at end of period	$24,194	$12,128
Supplemental Cash Flow Disclosures:
Interest paid	$7,003	$6,542
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$4,847	$2,290
Distribution payable to non-controlling interest holder	$393	$158
Series B accretion to redemption value	$3,801	$—
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$316	$350
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$59	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of June 30, 2019 and December 31, 2018, the Company owned an 89.3% and 82.2%, respectively, equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of June 30, 2019, the Company, through its subsidiaries, owns 57 industrial properties comprising approximately 12.5 million square feet.

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

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. It is suggested that these interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2018 and 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the United States Securities and Exchange Commission on March 7, 2019.

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

Reclassifications

Tenant recoveries totaling $2,957 and $5,903 on the Company’s condensed consolidated Statements of Operations for the three and six months ended June 30, 2018, respectively, were reclassified into rental revenue due to the adoption of ASU 2016-02, Leases (“ASU 2016-02”). The change in the fair market value of our common stock warrants totaling $0 and $48 for the three and six months ending June 30, 2018, respectively, were reclassified to Other expense - Change in fair value of warrant derivative from Operating expenses - General and administrative on the Company’s condensed consolidated Statements of Operations.

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

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental revenue from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2019 and December 31, 2018 the Company did not recognize an allowance for doubtful accounts. The Company incurred write-offs of $26 and $0 during the six months ended June 30, 2019 and 2018, respectively. The Company includes accounts receivable and straight line rent receivables within other assets in the balance sheet. For the six months ended June 30, 2019 and 2018, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Period Ended	Period Ended
	June 30,	June 30,
	2019	2018
Income from lease	$24,469	$15,968
Straight-line rent adjustment	481	818
Tenant recoveries	8,049	5,903
Amortization of above market leases	(319)	(270)
Amortization of below market leases	1,004	987
Total	$33,684	$23,406

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2019 and December 31, 2018. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2019, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	June 30,	December 31,
	2019	2018
Cash as presented on balance sheet	$13,044	$5,394
Cash held in escrow as presented on balance sheet	8,775	7,808
Restricted cash as presented on balance sheet	2,375	1,759
Cash and cash held in escrow and restricted cash as presented on cash flow statement	$24,194	$14,961

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

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 2 inputs such as interest rates and credit spreads, are applied in determining the fair value of the interest rate cap in the amount of $0 at June 30, 2019 and December 31, 2018. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $293 and $112 at June 30, 2019 and December 31, 2018, respectively, as discussed in Note 6.

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

Debt issuance costs amounted to $7,441 and $6,232 at June 30, 2019 and December 31, 2018, respectively, and related accumulated amortization amounted to $2,254 and $1,754 at June 30, 2019 and December 31, 2018, respectively. Unamortized debt issuance costs amounted to $5,187 and $4,478 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the balance under the line of credit is $0. The Company reclassed net unamortized debt issuance costs of $257 related to the Line of Credit Agreement from Borrowings under line of credit, net to Other assets in the condensed consolidated balance sheet.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the periods ended June 30, 2019 and 2018.

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

Unaudited

(all dollar amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 and various subsequent ASU’s, which require a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. The new standard also requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

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

For arrangements where the Company is the lessee, the adoption of ASU 2016-02 resulted in a material impact on our condensed consolidated balance sheets as of June 30, 2019, upon the recognition of the right-of-use asset and the related lease liabilities. The Company recorded an initial right of use asset and lease liability of approximately $2,096 on the condensed consolidated balance sheet upon adoption of ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a material impact on our condensed consolidated statements of operations as we elected to adopt the standard effective January 1, 2019 using the modified retrospective transition approach, with no restatement of prior periods presented. The Company includes the right of use asset within other assets and the corresponding lease liability within accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheet.

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

3. Real Estate Properties

Real estate properties consisted of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Land	$96,139	$92,628
Buildings, building improvements and tenant improvements	343,715	325,933
Site improvements	34,317	33,270
Construction in process	563	779
	474,734	452,610
Less accumulated depreciation	(51,676)	(41,279)
Real estate properties	$423,058	$411,331

Depreciation expense was $10,397 and $7,796 for the six months ended June 30, 2019 and 2018, respectively.

Acquisition of Properties

The Company made the following acquisitions of property during the six months ended June 30, 2019:

On January 4, 2019, the Company acquired a single Class B industrial property, consisting of approximately 73,785 square feet, located in Chicago, Illinois for an aggregate purchase price of approximately $5,425.

On June 10, 2019, the Company acquired a single Class B industrial property, consisting of approximately 485,000 square feet, located in Indianapolis, Indiana for an aggregate purchase price of approximately $17,100.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties (continued)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Purchase Price (in thousands)
Total Purchase Price
Purchase price	$22,525
Acquisition costs	161
Total	$22,686

Allocation of Purchase Price
Land	$3,511
Building	15,572
Site improvements	1,047
Total real estate properties	20,130

Deferred lease intangibles
Tenant relationships	581
Leasing commissions	475
Lease in place value	1,825
Total deferred lease intangibles	2,881
Deferred lease intangibles
Below market lease value	(325)
Totals	$22,686

4. Leases

As a Lessor

We lease our properties to tenants under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Many of our leases include the recovery of certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses are recognized in Rental revenue in the condensed consolidated statements of operations. Some of our tenant leases contain options to extend leases at a fair market rate and may also include options to terminate. A minor number of the Company’s tenant leases are subject to changes in the Consumer Price Index (“CPI”).

As of June 30, 2019, undiscounted future minimum rental receipts due under non-cancellable operating leases for each of the next five years and total thereafter were as follows (in thousands):

Future Minimum Rental Receipts

2019	$24,251
2020	43,720
2021	33,211
2022	24,448
2023	20,151
Thereafter	37,810
Total minimum rental receipts	$183,591

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

4. Leases (continued)

As a Lessee

At June 30, 2019, we have two, non-cancelable office space operating leases. These leases have remaining lease terms ranging from 5.2 years to 5.8 years. The lease agreements do not contain residual value guarantees or an option to renew. As of June 30, 2019, total right of use assets and lease liabilities were approximately $2,119 and $2,132, respectively. In arriving at the lease liability as of June 30, 2019, we applied a weighted-average incremental borrowing rate of 5.4% over the weighted-average remaining lease term of 5.7 years. The incremental borrowing rate is the rate equal to the closest borrowing under the KeyBank line of credit agreement.

The following table summarizes the operating lease expense recognized during the three and six months ended June 30, 2019 included in the Company’s condensed consolidated statements of operations.

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019

Operating lease expense included in general and administrative expense attributable to office leases	$110	$215

The following table summarizes supplemental cash flow information related to operating leases recognized during the three and six months ended June 30, 2019 in the Company’s condensed consolidated statements of cash flows.

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019

Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$102	$202

The following table summarizes the minimum rental commitments under our non-cancelable leases, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating leases in which we are the lessee (in thousands):

	June 30,	December 31,
	2019	2018
2019	$202	$378
2020	423	385
2021	431	393
2022	439	400
2023	448	407
Thereafter	547	519
Total undiscounted rental commitments	2,490	$2,482
Present value adjustment using incremental borrowing rate	358
Total lease liability	$2,132

As of June 30, 2019 and December 31, 2018, the Company had no finance leases.

5. Borrowing Arrangements

AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of June 30, 2019 and December 31, 2018, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at June 30, 2019. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, up to three secured properties can be repaid in full, subject to paying a premium equal to the greater of (a) 1% of the outstanding principal and (b) the present value of the note as defined in the AIG Loan.

Borrowings outstanding amounted to $117,546 and $117,263, net of $2,454 and $2,737 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

Minnesota Life Loan

On April 30, 2018, certain subsidiaries of our operating partnership entered into a secured loan agreement with Minnesota Life Insurance Company, or the Minnesota Life Loan, in the original principal amount of $21,500. The Minnesota Life Loan bears interest at 3.78% per annum and has a ten-year term, maturing on May 1, 2028. The Minnesota Life Loan provided for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Minnesota Life Loan are secured by first lien mortgages on seven of the Company’s properties.

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at June 30, 2019.

Borrowings outstanding amounted to $21,096 and $21,133, net of $339 and $367 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of Plymouth Industrial REIT, Inc. (the “Company”) entered into a loan agreement (the “Transamerica Loan”) with Transamerica Life Insurance Company providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $78,000. The Transamerica Loan matures on August 1, 2028 and bears interest at the fixed rate of 4.35% per annum. The promissory notes (the “Notes”) evidencing the Transamerica Loan require the Borrowers to make monthly interest-only payments through August 2019 and thereafter the Transamerica Loan requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period.  The Borrowers may repay the Transamerica Loan, subject to paying a premium equal to the greater of (a) 1% of the prepayment amount and (b) the “Yield Protection Amount,” as defined in the Notes.

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes. There are no events of default as of June 30, 2019.

Borrowings outstanding amounted to $73,526 and $73,609, net of $1,094 and $1,011 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

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

The Fisher Park Mortgage contains certain financial covenants, customary events of default, including non-payment of principal or interest and bankruptcy, and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. There are no trigger or default events as of June 30, 2019.

Borrowings outstanding amounted to $13,749 and $13,873 at June 30, 2019 and December 31, 2018, respectively.

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

The Allianz Loan contains customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. There are no trigger or default events as of June 30, 2019.

Borrowings outstanding amounted to $62,072, net of $1,043 of unamortized debt issuance costs at June 30, 2019.

Line of Credit Agreement

On August 11, 2017 the Company’s operating partnership entered into a secured line of credit agreement (Line of Credit Agreement) with KeyBank National Association, or KeyBank and the other lenders, which matures in August 2020 with an optional extension through August 2021, subject to certain conditions. Borrowings under the Line of Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 250 and 300 basis points depending on our total leverage ratio. At June 30, 2019 the interest rate was approximately 5.1%.

The Line of Credit Agreement contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the Line of Credit Agreement. The Company is in compliance with the respective covenants at June 30, 2019. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $0 and $28,550, offset by unamortized debt issuance costs of $363 at December 31, 2018. Borrowings available under the Line of Credit Agreement amounted to $44,907, net of a letter of credit totaling $93, at June 30, 2019.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock (continued)

Equity Offering

On July 23, 2018, the Company completed a follow-on public offering of 1,262,833 shares of common stock, including 160,369 shares of common stock issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $17,843. The Company used the net proceeds of the public offering to acquire additional industrial properties, working capital and other general purposes.

During May 2019, the Company completed a follow-on public offering of 3,425,000 shares of common stock, including 425,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, at $17.50 per share resulting in net proceeds of approximately $55,853. The Company used the net proceeds of the public offering to acquire additional industrial properties, pay down the line of credit, working capital and other general purposes.

ATM Program

On August 24, 2018, the Company entered into a distribution agreement with D.A. Davidson & Co., KeyBanc Capital Markets and National Securities Corporation (the “Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000 through a “at-the-market equity offering program” (the “ATM program”).

During the six months ended June 30, 2019, the Company sold 425,319 securities for a weighted average share price of $16.69 under the ATM program, resulting in net proceeds of approximately $6,931, of which 147,017 shares were sold in the quarter ended June 30, 2019. As of June 30, 2019, the Company had approximately $42,903 remaining that may be issued under the ATM program.

Common Stock Warrants

On June 14, 2017, the Company issued warrants to an affiliate of Torchlight to acquire 250,000 shares of the Company’s common stock at a strike price of $23.00 per share, which expire in 2022. Due to the Company’s subsequent common stock issuances, the outstanding warrants have increased to 296,177 shares at a strike price of $19.41 per share at June 30, 2019.

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

A roll-forward of the warrants is as follows:

Balance at January 1, 2019	$112
Change in fair value	181
Balance at June 30, 2019	$293

The warrants in the amount of $293 at June 30, 2019 represent their fair value determined using a Monte-Carlo option pricing model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $19.41, volatility of 18.1%, an expected annual dividend of $1.50, a term of 2.94 years and an annual risk-free interest rate of 1.71%. The warrants in the amount of $112 at December 31, 2018 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $21.06, volatility of 20.0%, an expected annual dividend of $1.50, a term of 3.5 years and an annual risk-free interest rate of 2.47%.

The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants have an expiration date of June 13, 2022. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the six months ended June 30, 2019 and 2018.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock (continued)

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the six months ended June 30, 2019 and the year ended December 31, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.3750	$1,923
Second quarter	$0.3750	$3,257

2018
First quarter	$0.3750	$1,334
Second quarter	$0.3750	$1,334
Third quarter	$0.3750	$1,807
Fourth quarter	$0.3750	$1,808

7. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock issuances as of June 30, 2019:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$25	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the six months ended June 30, 2019 and the year ended December 31, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.46875	$956
Second quarter	$0.46875	$956

2018
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956
Fourth quarter	$0.46875	$956

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock issuances as of June 30, 2019.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$22.03	3.25%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

7. Preferred Stock (continued)

The following table sets forth the Series B preferred stock that were declared during the six months ended June 30, 2019 and the year ended December 31, 2018. The Company did not pay any dividends prior to the closing of the offering of its Series B Preferred Stock on December 14, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.13813	$610
Second quarter	$0.13813	$610

2018
Fourth quarter (commencing December 14, 2018 to December 31, 2018)	$0.02609	$115

8. Non-Controlling Interests

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through its Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007 to the former owners of the Shadeland Portfolio. In connection with the Cincinnati, Ohio acquisition on October 15, 2018, the Company, through its Operating Partnership issued 626,011 OP Units at $17.00 per OP Unit for a total of approximately $10,642 to the former owners of the property. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The following table sets forth the OP Unit distributions that were declared during the six months ended June 30, 2019 and the year ended December 31, 2018.

	Cash Distributions Declared per OP Unit		Aggregate Amount
2019
First quarter	$0.375		$393
Second quarter	$0.375		$393
2018
First quarter	$0.375		$158
Second quarter	$0.375		$158
Third quarter	$0.375		$158
Fourth quarter	$0.375	(1)	$357

____________________

(1)	Distributions for the OP Units issued in connection with the Cincinnati, Ohio acquisition were paid on a pro-rated distribution equal to a quarterly distribution of $0.375 per OP Unit or $199 in the aggregate for the quarter ended December 31, 2018.

The proportionate share of the loss attributed to the partnership units was $380 and $829 for the three months ending June 30, 2019 and 2018, respectively, and $1,033 and $1,292 for the six months ending June 30, 2019 and 2018, respectively.

9. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the six months ended June 30, 2019:

Shares
Unvested restricted stock at January 1, 2019	124,051
Granted	82,587
Forfeited	—
Vested	(49,614)
Unvested restricted stock at June 30, 2019	157,024

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

9. Incentive Award Plan (continued)

The Company recorded equity-based compensation in the amount of $593 and $400 for the six months ended June 30, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2019 was approximately $2,744 and is expected to be recognized over a weighted average period of approximately 3.2 years.

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(2,857)	$(7,534)	$(6,456)	$(12,007)
Less: loss attributable to non-controlling interest	(380)	(829)	(1,033)	(1,292)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,477)	(6,705)	(5,423)	(10,715)
Less: Preferred stock dividends	1,566	956	3,132	1,912
Less: Series B Preferred stock accretion to redemption value	1,901	—	3,801	—
Less: amount allocated to participating securities	58	46	115	107
Net loss attributable to common stockholders	(6,002)	$(7,707)	$(12,471)	$(12,734)

Denominator
Weighted-average common shares outstanding basic and diluted	6,835,878	3,400,012	5,787,600	3,522,959

Net loss per share attributable to common stockholders – basic and diluted	$(0.88)	$(2.27)	$(2.15)	$(3.61)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at June 30, 2019 include the 296,177 shares of common stock issuable pursuant to the outstanding warrants and 157,024 shares of restricted common stock. The warrant shares and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

11. Commitments and Contingencies (continued)

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

12. Subsequent Events

On August 7, 2019, the Company entered in an amended and restated credit agreement to our Line of Credit Agreement with KeyBank National Association to increase our revolving credit facility to $100,000 with the ability to increase up to $200,000, subject to certain conditions. The amended and restated credit agreement extends the term of the Line of Credit Agreement to August 2023 with two six-month extensions through August 2024. The amended and restated credit agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 200 and 250 basis points depending on our total leverage ratio. The amended and restated credit agreement contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates.

On July 29, 2019, the Company acquired a single Class B industrial property, consisting of approximately 129,000 square feet, located in St. Louis, Missouri for an aggregate purchase price of $5,400.

On July 8, 2019, the Company entered into a purchase and sale agreement to acquire a six-property portfolio of Class B industrial properties, consisting of approximately 591,695 square feet, located in Columbus and Cincinnati, Ohio for an aggregate purchase price of $36,200. This pending acquisition is subject to customary closing conditions. As such, there can be no assurance that we will complete the acquisition.

On July 18, 2019, the Company entered into a purchase and sale agreement to acquire a single Class B industrial property, consisting of approximately 566,000 square feet, located in Memphis, Tennessee for an aggregate purchase price of $22,050. This pending acquisition is subject to customary closing conditions. As such, there can be no assurance that we will complete the acquisition.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto as of June 30, 2019 and 2018 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on March 7, 2019, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2018 and 2017 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single- and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company’s portfolio at June 30, 2019 consists of 57 industrial properties (the “Company Portfolio”) located in ten states with an aggregate of approximately 12.5 million rentable square feet leased to 182 different tenants.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of June 30, 2019, the Company Portfolio was approximately 96.1% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from July 1, 2019 through to December 31, 2021, an aggregate of 46.3% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During 2018 and the six months ended June 30, 2019, leases for space totaling 3,125,295 square feet (24.9% of the Company Portfolio) either was subject to renewal or expired. Approximately 51.1% of the expired space was renewed and an additional 1,484,214 square feet was leased to new tenants. As of June 30, 2019, the vacancy rate of the Company Portfolio was 3.9%.

During the year ended December 31, 2018 and six months ended June 30, 2019, lease negotiation efforts resulted in 41 leases commencing with durations in excess of six months encompassing 2,578,016 square feet and 6 leases commencing with a duration of less than 6 months encompassing 504,155 square feet. Renewed leases made up 49.7% of the square footage covered by the 41 leases in excess of 6 months, and the rent under the renewed leases increased an average of 2.4% over the prior leases. Leases to new tenants comprised the other 50.3% of the square footage covered by the 41 leases in excess of 6 months, and the rent under the new leases increased an average of 16.3% over the prior leases. The rental rates under the 41 leases in excess of 6 months entered into during 2018 and 2019, increased by an average of 7.9% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2018 and the six months ended June 30, 2019.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2018	Renewals	482,067	33.2%	$5.84	$5.57	-4.6%	$0.24	$0.13
	New Leases	969,207	66.8%	$2.85	$3.31	16.1%	$0.39	$0.21
	Total	1,451,274	100.0%	$3.84	$4.06	5.7%	$0.34	$0.18

2019	Renewals	798,510	70.9%	$3.71	$4.05	9.2%	$0.16	$0.11
	New Leases	328,232	29.1%	$2.73	$3.20	17.2%	$—	$0.40
	Total	1,126,742	100.0%	$3.43	$3.80	10.8%	$0.11	$0.19

Total	Renewals	1,280,577	49.7%	$4.51	$4.62	2.4%	$0.19	$0.11
	New Leases	1,297,439	50.3%	$2.82	$3.28	16.3%	$0.29	$0.26
	Total	2,578,016	100.0%	$3.66	$3.95	7.9%	$0.24	$0.19

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from eighteen employees as of June 30, 2019 during the 12 to 24 months following June 30, 2019 and, as a result, our general and administrative expenses will increase further.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

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

For the three months ended June 30, 2019 and 2018, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from April 1, 2018 through June 30, 2019. For the six months ended June 30, 2019 and 2018, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from January 1, 2018 through June 30, 2019.

Three Months Ended June 30, 2019 Compared to June 30, 2018

The following table summarizes the results of operations for our same store portfolio, our acquisitions and dispositions and total portfolio for the three months ended June 30, 2019 and 2018:

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Change		Three months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Revenue:
Rental revenue	$11,776	11,514	262	2.3%	5,246	462	4,784	1035%	17,022	11,976	5,046	42.1%
Other revenue	—	71	(71)	-100%	—	—	—	—	—	71	(71)	-100%
Total revenues	11,776	11,585	191	1.6%	5,246	462	4,784	1035%	17,022	12,047	4,975	41.3%

Property expenses	4,636	3,590	1,046	29.1%	1,398	197	1,201	610%	6,034	3,787	2,247	59.3%
Depreciation and amortization									8,476	6,444	2,032	31.5%
General and administrative									1,691	1,533	158	10.3%
Total operating expenses									16,201	11,764	4,437	37.7%

Other income (expense):
Interest expense									(3,576)	(4,216)	640	-15.2%
Loss on extinguishment of debt									—	(3,601)	3,601	-100%
Change in fair value of warrant derivative									(102)	—	(102)	100%
Total other income (expense)									(3,678)	(7,817)	4,139	52.9%

Net loss									$(2,857)	(7,534)	4,677	-62.1%

Rental revenue: Rental revenue increased by approximately $5,046 to $17,022 for the three months ended June 30, 2019 as compared to $11,976 for the three months ended June 30, 2018. The increase was primarily related to an increase in rental revenue from acquisitions of $4,873 offset by dispositions of $89 for a net total of $4,784, and, an increase of $262 from same store properties primarily from an increase in rent income of $631 due to scheduled rent steps and leasing activities offset by a decrease in non-cash rent adjustments of $369 for the three months ended June 30, 2019.

Other revenue: Other revenue represents other items not directly related to the operations of our portfolio. The decrease in other revenue by $71 to $0 for the three months ended June 30, 2019, as compared to $71 for the three months ending June 30, 2018 was predominately driven by non-recurring fees for services provided by the Company during Q2 2018.

Property expenses:  Property expenses increased $2,247 for the three months ended June 30, 2019 to $6,034 as compared to $3,787 for the three months ended June 30, 2018 primarily due to an increase in expenses related to acquisitions of $1,234 offset by dispositions of $33 for a net total of $1,201. Property expenses for the same store properties increased approximately $1,046 primarily due to an increase of $1,234 in real estate tax expense due to increased assessments and a one-time adjustment reducing real estate tax expense during Q2 2018, offset by net decreases in utilities and operating expense of $188.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $2,032 to approximately $8,476 for the three months ended June 30, 2019 as compared to $6,444 for the three months ended June 30, 2018, primarily due to an increase from acquisitions of $2,712 offset by dispositions of $114 for a net total of $2,598, and, a decrease of $566 for the same store properties.

General and administrative: General and administrative expenses increased approximately $158 to $1,691 for the three months ended June 30, 2019 as compared to $1,533 for the three months ended June 30, 2018. The increase is attributable primarily to increases in professional fees of $82 and payroll expense of $54.

Interest expense: Interest expense decreased by approximately $640 to $3,576 for the three months ended June 30, 2019, as compared to $4,216 for the three months ended June 30, 2018. The decrease is primarily due to the repayment of the Mezzanine Loan during 2018 offset by additional borrowings associated with our acquisition activity during the last six months of 2018 and first six months of 2019. The schedule below is a comparative analysis of the components of interest expense for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018

Accrued interest	$(62)	$560
Amortization of debt issuance costs	273	466
Total accretion of interest and deferred interest	211	1,026
Cash interest paid	3,365	3,190
Total interest expense	$3,576	$4,216

Loss on extinguishment of debt: Loss on extinguishment of debt of $3,601 in 2018 was due to the early repayment of the Mezzanine Loan.

Change in fair value of warrant derivative: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The change in the fair value of warrant derivative of $(102) for the three months ended June 30, 2019 was due to an increase in the common stock warrant liability during Q2 2019. There was no change of the fair market value of the common stock warrant liability for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to June 30, 2018

The following table summarizes the results of operations for our same store portfolio, our acquisitions and dispositions and total portfolio for the six months ended June 30, 2019 and 2018:

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Revenue:
Rental revenue	$23,201	22,828	373	1.6%	10,483	578	9,905	1714%	33,684	23,406	10,278	43.9%
Other revenue	—	521	(521)	-100%	—	—	—	—	—	521	(521)	-100%
Total revenues	23,201	23,349	(148)	-0.6%	10,483	578	9,905	1714%	33,684	23,927	9,757	40.8%

Property expenses	9,300	8,014	1,286	16.0%	2,996	226	2,770	1226%	12,296	8,240	4,056	49.2%
Depreciation and amortization									16,908	12,986	3,922	30.2%
General and administrative									3,337	2,953	384	13.0%
Total operating expenses									32,541	24,179	8,362	34.6%

Other expense:
Interest expense									(7,418)	(8,202)	784	-9.6%
Loss on extinguishment of debt									—	(3,601)	3,601	-100%
Change in fair value of warrant derivative									(181)	48	(229)	-57.3%
Total other expense									(7,599)	(11,755)	4,156	35.4%

Net loss									$(6,456)	(12,007)	5,551	-46.2%

Rental revenue: Rental revenue increased by approximately $10,278 to $33,684 for the six months ended June 30, 2019 as compared to $23,406 for the six months ended June 30, 2018. The increase was primarily related to an increase in rental revenue from acquisitions of $10,109 offset by dispositions of $204 for a net total of $9,905, and, an increase of $373 from same store properties primarily from an increase in rent income of $1,112 due to scheduled rent steps and leasing activities offset by a decrease in non-cash rent adjustments of $739 for the six months ended June 30, 2019.

Other revenue: Other revenue represents other items not directly related to the operations of our portfolio. The decrease in other revenue by $521 to $0 for the six months ended June 30, 2019, as compared to $521 for the six months ending June 30, 2018 was predominately driven by a non-recurring fee for services provided by the Company for a joint venture that did not materialize during the first half of 2018.

Property expenses:  Property expenses increased $4,056 for the six months ended June 30, 2019 to $12,296 as compared to $8,240 for the six months ended June 30, 2018 primarily due to an increase in expenses related to acquisitions of $2,831 offset by dispositions of $61 for a net total of $2,770. Property expenses for the same store properties increased approximately $1,286 primarily due to an increase of $1,484 in real estate tax expense due to increased assessments and a one-time adjustment reducing real estate tax expense during the first half of 2018, offset by net decreases in utilities and operating expense of $198.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $3,922 to approximately $16,908 for the six months ended June 30, 2019 as compared to $12,986 for the six months ended June 30, 2018, primarily due to an increase from acquisitions of $5,549 offset by dispositions of $276 for a net total of $5,273, and, a decrease of $1,351 for the same store properties.

General and administrative: General and administrative expenses increased approximately $384 to $3,337 for the six months ended June 30, 2019 as compared to $2,953 for the six months ended June 30, 2018. The increase is attributable primarily to increases in payroll expense of $121 and non-cash stock compensation of $194.

Interest expense: Interest expense decreased by approximately $784 to $7,418 for the six months ended June 30, 2019, as compared to $8,202 for the six months ended June 30, 2018. The decrease is primarily due to the repayment of the Mezzanine Loan during 2018 offset by additional borrowings associated with our acquisition activity during the last six months of 2018 and first six months of 2019. The schedule below is a comparative analysis of the components of interest expense for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018

Accrued interest	$(93)	$806
Amortization of debt issuance costs	508	854
Total accretion of interest and deferred interest	415	1,660
Cash interest paid	7,003	6,542
Total interest expense	$7,418	$8,202

Loss on extinguishment of debt: Loss on extinguishment of debt of $3,601 in 2018 was due to the early repayment of the Mezzanine Loan.

Change in fair value of warrant derivative: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The change in the fair value of warrant derivative of $(181) for the six months ended June 30, 2019 was due to an increase in the common stock warrant liability during the first half of 2019. The change in the fair value of warrant derivative of $48 for the six months ended June 30, 2018 was due to a decrease in the common stock warrant liability during the first half of 2018.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
NOI:	2019	2018	2019	2018
Net loss	$(2,857)	$(7,534)	$(6,456)	$(12,007)
General and administrative	1,691	1,533	3,337	2,953
Depreciation and amortization	8,476	6,444	16,908	12,986
Interest expense	3,576	4,216	7,418	8,202
Loss on extinguishment of debt	—	3,601	—	3,601
Change in fair value of warrant derivative	102	—	181	(48)
Other expense (income)	—	(71)	—	(521)
NOI	$10,988	$8,189	$21,388	$15,166

EBITDA

We believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. We also use this measure in ratios to compare our performance to that of our industry peers. The following table sets forth a reconciliation of our historical net loss to EBITDA for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
EBITDA:	2019	2018	2019	2018
Net loss	$(2,857)	$(7,534)	$(6,456)	$(12,007)
Depreciation and amortization	8,476	6,444	16,908	12,986
Interest expense	3,576	4,216	7,418	8,202
Loss on extinguishment of debt	—	3,601	—	3,601
EBITDA	$9,195	$6,727	$17,870	$12,782

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT, definition, as net income, computed in accordance with GAAP, excluding: gains (or losses) from sales of property, depreciation and amortization of real estate assets, impairment losses, losses on extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends. FFO attributable to common stockholders and unit holders represents FFO reduced by dividends paid (or declared) to holders of our preferred stock.

In December 2018, NAREIT issued a white paper restating the definition of FFO. The purpose of the restatement was not to change the fundamental definition of FFO, but to clarify existing NAREIT guidance. The restated definition of FFO is a follows: Net Income (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. This restated definition does not give reference to the add back of loss on extinguishment of debt. Commencing on January 1, 2019, we will adopt the restated definition of NAREIT FFO on a prospective basis and will exclude the add back of loss on debt extinguishment.

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
FFO:	2019	2018	2019	2018
Net loss	$(2,857)	$(7,534)	$(6,456)	$(12,007)
Depreciation and amortization	8,476	6,444	16,908	12,986
Loss on extinguishment of debt	—	3,601	—	3,601
FFO:	$5,619	$2,511	$10,452	$4,580
Preferred stock dividends	(1,566)	(956)	(3,132)	(1,912)
FFO attributable to common stockholders and unit holders	$4,053	$1,555	$7,320	$2,668

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
AFFO:	2019	2018	2019	2018
FFO attributable to common stockholders and unit holders	$4,053	$1,555	$7,320	$2,668
Deferred finance fee amortization	273	466	508	854
Non-cash interest expense	(62)	560	(93)	806
Stock compensation	305	200	593	400
Change in fair value of warrant derivative	102	—	181	—
Straight line rent	(223)	(461)	(481)	(818)
Above/below market lease rents	(344)	(306)	(685)	(717)
Recurring capital expenditure (1)	(687)	(350)	(1,246)	(1,342)
AFFO:	$3,417	$1,664	$6,097	$1,851

_______________

(1)	Excludes non-recurring capital expenditures of $635 and $874 for the three months ended June 30, 2019 and 2018, respectively, and $1,688 and $1,247 for the six months ended June 30, 2019 and 2018, respectively.

Cash Flow

A summary of our cash flows for the six months ended June 30, 2019 and 2018 are as follows:

	Six months Ended June 30,
	2019	2018
Net cash provided by operating activities	$7,021	$2,825
Net cash used in investing activities	$(24,488)	$(18,564)
Net cash provided by financing activities	$26,700	$8,704

Operating activities: Net cash provided by operating activities for the six months ended June 30, 2019 increased approximately $4,196 compared to the six months ended June 30, 2018. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q3 2018 and Q2 2019 and same store properties offset by loss of operating cash flows from dispositions completed between Q3 2018 and Q2 2019.

Investing activities: Net cash used in investing activities for the six months ended June 30, 2019 increased approximately $5,924 compared to the six months ended June 30, 2018 primarily due to property acquisitions completed during the first six months in 2019 totaling $22,686 as opposed to $16,896 during the first six months of 2018 and an increase in capital expenditures as a result of our expanded portfolio totaling $134.

Financing activities: Net cash provided by financing activities for the six months ended June 30, 2019 was $26,700 compared to net cash used in financing activities for the six months ended June 30, 2018 of $8,704. The change was predominately driven by the net proceeds from the issuance of common stock, offset by debt issuance costs associated with the Allianz Loan, increased dividends paid and the net pay down of the line of credit facility during the six months ended June 30, 2019; compared to proceeds from the Minnesota Life Loan and KeyBank Term Loan, offset by the repayment of mezzanine debt, repurchase of common shares and debt issuance costs during the six months ended June 30, 2018.

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

Existing Indebtedness as of June 30, 2019 (amounts in thousands)

AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of June 30, 2019 and December 31, 2018, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC. The obligations under the AIG Loan are also guaranteed in certain circumstances by the Company and certain of the Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and Net Worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at June 30, 2019. The Company has no right to prepay all or any part of the AIG Loan before November 1, 2019. Following that date, up to three secured properties can be repaid in full, subject to paying a premium equal to the greater of (a) 1% of the outstanding principal and (b) the present value of the note as defined in the AIG Loan.

Borrowings outstanding amounted to $117,546 and $117,263, net of $2,454 and $2,737 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

Minnesota Life Loan

On April 30, 2018, certain subsidiaries of our operating partnership entered into a secured loan agreement with Minnesota Life Insurance Company, or the Minnesota Life Loan, in the original principal amount of $21,500. The Minnesota Life Loan bears interest at 3.78% per annum and has a ten-year term, maturing on May 1, 2028. The Minnesota Life Loan provided for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Minnesota Life Loan are secured by first lien mortgages on seven of the Company’s properties.

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at June 30, 2019.

Borrowings outstanding amounted to $21,096 and $21,133, net of $339 and $367 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of Plymouth Industrial REIT, Inc. (the “Company”) entered into a loan agreement (the “Transamerica Loan”) with Transamerica Life Insurance Company providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $78,000. The Transamerica Loan matures on August 1, 2028 and bears interest at the fixed rate of 4.35% per annum. The promissory notes (the “Notes”) evidencing the Transamerica Loan require the Borrowers to make monthly interest-only payments through August 2019 and thereafter the Transamerica Loan requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period.  The Borrowers may repay the Transamerica Loan, subject to paying a premium equal to the greater of (a) 1% of the prepayment amount and (b) the “Yield Protection Amount,” as defined in the Notes.

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes. There are no events of default as of June 30, 2019.

Borrowings outstanding amounted to $73,526 and $73,609, net of $1,094 and $1,011 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.

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

The Fisher Park Mortgage contains certain financial covenants, customary events of default, including non-payment of principal or interest and bankruptcy, and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. There are no trigger or default events as of June 30, 2019.

Borrowings outstanding amounted to $13,749 and $13,873 at June 30, 2019 and December 31, 2018, respectively.

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

The Allianz Loan contains customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. There are no trigger or default events as of June 30, 2019.

Borrowings outstanding amounted to $62,072, net of $1,043 of unamortized debt issuance costs at June 30, 2019.

Line of Credit Agreement

On August 11, 2017 the Company’s operating partnership entered into a secured line of credit agreement (Line of Credit Agreement) with KeyBank National Association, or KeyBank and the other lenders, which matures in August 2020 with an optional extension through August 2021, subject to certain conditions. Borrowings under the Line of Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 250 and 300 basis points depending on our total leverage ratio. At June 30, 2019 the interest rate was 5.1%.

The Line of Credit Agreement contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined within the Line of Credit Agreement. The Company is in compliance with the respective covenants at June 30, 2019. The Line of Credit Agreement is secured by certain assets of the Company’s operating partnership and certain of its subsidiaries and includes a Company’s guarantee for the payment of all indebtedness under the Line of Credit Agreement. Borrowings outstanding amounted to $0 and $28,550, offset by unamortized debt issuance costs of $363 at December 31, 2018, respectively. Borrowings available under the Line of Credit Agreement amounted to $44,907, net of a letter of credit totaling $93, at June 30, 2019.

Stock Issuances

Universal Shelf S-3 Registration Statement

The Company has approximately $432,965 remaining to be issued under its Form S-3 registration statement filed on July 30, 2018 with the SEC. The registration statement allows the Company to offer debt or equity securities (or a combination thereof) from time to time.

During May 2019, the Company completed a follow-on public offering of 3,425,000 shares of common stock, including 425,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $55,857.

ATM Program

On August 24, 2018, the Company filed a prospectus supplement to its registration statement on Form S-3, which enabled the Company, at its discretion from time to time, to sell up to $50,000 worth of shares of its common stock by way of an “at-the-market” offering (the “$50,000 ATM program”). For the three months ending June 30, 2019, the Company has sold 147,017 shares of its common stock under the $50,000 ATM program for aggregate net proceeds of approximately $2,416. For the six months ending June 30, 2019, the Company has sold 425,319 shares of its common stock under the $50,000 ATM program for aggregate net proceeds of approximately $6,931. The Company has approximately $42,903 remaining to be issued under the $50,000 ATM program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands)

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our Line of Credit Agreement, which bear interest at a variable rate.

At June 30, 2019, we had $0 of outstanding variable rate debt, which was subject to a weighted average interest rate of 5.49% during the three months ended June 30, 2019. Based on the variable rate borrowings outstanding during the three months ended June 30, 2019, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended June 30, 2019, our interest expense for the quarter would have increased by approximately $47. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value are marked to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are, classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on using interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The fair value of the interest rate cap agreement was $0 at June 30, 2019. At June 30, 2019 the one-month LIBOR was 2.40%.

Related to this interest rate cap agreement, a 100 basis point increase above LIBOR of 4% will decrease our interest expense by approximately $798 per annum.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amended and Restated Employment Agreement, dated as of June 19, 2019, by and between Plymouth Industrial REIT, Inc. and Jeffrey E. Witherell (incorporated by reference to Exhibit 10.1 to the Company's Current Reports on Form 8-K (File No. 333-38106) filed on June 24, 2019 (the “Current Report”))*

10.2	Amended and Restated Employment Agreement, dated as of June 19, 2019, by and between Plymouth Industrial REIT, Inc. and Pendleton P. White, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report)*

10.3	Amended and Restated Employment Agreement, dated as of June 19, 2019, by and between Plymouth Industrial REIT, Inc. and Daniel C. Wright (incorporated by reference to Exhibit 10.3 to the Current Report)*

10.4	Change in Control Severance Agreement, dated as of June 19, 2019, by and between Plymouth Industrial REIT, Inc. and Jeffrey E. Witherell (incorporated by reference to Exhibit 10.4 to the Current Report)*

10.5	Change in Control Severance Agreement, dated as of June 19, 2019, by and between Plymouth Industrial REIT, Inc. and Pendleton P. White, Jr. (incorporated by reference to Exhibit 10.5 to the Current Report)*

10.6	Change in Control Severance Agreement, dated as of June 19, 2019, by and between Plymouth Industrial REIT, Inc. and Daniel C. Wright (incorporated by reference to Exhibit 10.6 to the Current Report)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

____________

* Management contract or compensation plan or arrangement.

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

Dated: August 7, 2019