Form 10-Q
period 2019-09-30
Plymouth Industrial REIT Inc.
filed 2019-11-07
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2019

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

As of November 5, 2019, the Registrant had outstanding 13,406,302 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Real estate properties	$565,394	$452,610
Less accumulated depreciation	(57,331)	(41,279)
Real estate properties, net	508,063	411,331

Cash	25,720	5,394
Cash held in escrow	8,571	7,808
Restricted cash	2,510	1,759
Deferred lease intangibles, net	45,768	37,940
Other assets	11,214	5,931
Total assets	$601,846	$470,163

Liabilities, preferred stock and equity (deficit)
Liabilities:
Secured debt, net	$319,448	$288,993
Borrowings under line of credit, net	—	28,187
Accounts payable, accrued expenses and other liabilities	32,222	21,996
Deferred lease intangibles, net	7,579	7,067
Total liabilities	359,249	346,243
Commitments and contingencies (Note 11)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,040,000 shares issued and outstanding at September 30, 2019 and December 31, 2018 (aggregate liquidation preference of $51,000 at September 30, 2019 and December 31, 2018)	48,868	48,868
Series B: 4,411,764 shares issued and outstanding at September 30, 2019 and December 31, 2018, (aggregate liquidation preference of $97,183 and $96,689 at September 30, 2019 and December 31, 2018, respectively)	77,893	72,192

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 13,406,302 and 4,821,876 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	134	49
Additional paid in capital	249,827	126,327
Accumulated deficit	(146,072)	(137,983)
Total stockholders' equity (deficit)	103,889	(11,607)
Non-controlling interest	11,947	14,467
Total equity	115,836	2,860
Total liabilities, preferred stock and equity	$601,846	$470,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Rental revenue	$19,123	$11,648	$52,807	$35,054
Other revenue	—	5	—	526
Total revenues	19,123	11,653	52,807	35,580

Operating expenses:
Property	6,920	4,349	19,216	12,589
Depreciation and amortization	9,399	6,249	26,307	19,235
General and administrative	2,135	1,394	5,472	4,347
Total operating expenses	18,454	11,992	50,995	36,171

Other income (expense):
Interest expense	(3,643)	(3,575)	(11,061)	(11,777)
Loss on extinguishment of debt	—	(804)	—	(4,405)
Change in fair value of warrant derivative	—	—	(181)	48
Total other expense, net	(3,643)	(4,379)	(11,242)	(16,134)

Net loss	(2,974)	(4,718)	(9,430)	(16,725)
Less: loss attributable to non-controlling interest	(308)	(417)	(1,341)	(1,709)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,666)	(4,301)	(8,089)	(15,016)
Less: Preferred stock dividends	1,566	956	4,698	2,868
Less: Series B preferred stock accretion to redemption value	1,900	—	5,701	—
Less: amount allocated to participating securities	62	48	177	155
Net loss attributable to common stockholders	$(6,194)	$(5,305)	$(18,665)	$(18,039)
Net loss per share attributable to common stockholders	$(0.68)	$(1.22)	$(2.73)	$(4.74)

Weighted-average common shares outstanding basic and diluted	9,081,180	4,350,687	6,847,950	3,801,900

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

Nine months ended September 30, 2019:

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2019	2,040,000	$48,868	4,411,764	$72,192	4,821,876	$49	$126,327	$(137,983)	$(11,607)	$14,467	$2,860
Series B Preferred stock accretion to redemption value	—	—	—	1,900	—	—	(1,900)	—	(1,900)	—	(1,900)
Net proceeds from common stock	—	—	—	—	278,302	2	4,513	—	4,515	—	4,515
Stock based compensation	—	—	—	—	—	—	288	—	288	—	288
Restricted shares issued	—	—	—	—	29,192	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(3,489)	—	(3,489)	(393)	(3,882)
Net loss	—	—	—	—	—	—	—	(2,946)	(2,946)	(653)	(3,599)
Balance, March 31, 2019	2,040,000	$48,868	4,411,764	$74,092	5,129,370	$51	$125,739	$(140,929)	$(15,139)	$13,421	$(1,718)
Series B Preferred stock accretion to redemption value	—	—	—	1,901	—	—	(1,901)	—	(1,901)	—	(1,901)
Net proceeds from common stock	—	—	—	—	3,572,017	36	58,237	—	58,273	—	58,273
Stock based compensation	—	—	—	—	—	—	305	—	305	—	305
Restricted shares issued	—	—	—	—	53,395	1	—	—	1	—	1
Dividends and distributions	—	—	—	—	—	—	(4,823)	—	(4,823)	(393)	(5,216)
Net loss	—	—	—	—	—	—	—	(2,477)	(2,477)	(380)	(2,857)
Balance, June 30, 2019	2,040,000	$48,868	4,411,764	$75,993	8,754,782	$88	$177,557	$(143,406)	$34,239	$12,648	$46,887
Series B Preferred stock accretion to redemption value	—	—	—	1,900	—	—	(1,900)	—	(1,900)	—	(1,900)
Net proceeds from common stock	—	—	—	—	4,644,032	46	80,481	—	80,527	—	80,527
Stock based compensation	—	—	—	—	—	—	282	—	282	—	282
Restricted shares issued	—	—	—	—	7,488	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(6,593)	—	(6,593)	(393)	(6,986)
Net loss	—	—	—	—	—	—	—	(2,666)	(2,666)	(308)	(2,974)
Balance September 30, 2019	2,040,000	$48,868	4,411,764	$77,893	13,406,302	$134	$249,827	$(146,072)	$103,889	$11,947	$115,836

Nine months ended September 30, 2018:

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2018	2,040,000	$48,931	—	$—	3,819,201	$39	$123,270	$(119,213)	$4,096	$7,115	$11,211
Series A Preferred stock offering costs	—	(53)	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	200	—	200	—	200
Dividends and distributions	—	—	—	—	—	—	(2,290)	—	(2,290)	(158)	(2,448)
Repurchase and retirement of common stock	—	—	—	—	(263,158)	(3)	(4,997)	(54)	(5,054)	—	(5,054)
Net loss	—	—	—	—	—	—	—	(4,010)	(4,010)	(463)	(4,473)
Balance March 31, 2018	2,040,000	$48,878	—	$—	3,556,043	$36	$116,183	$(123,277)	$(7,058)	$6,494	$(564)
Series A Preferred stock offering costs	—	(10)	—	—	—	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Stock based compensation	—	—	—	—	—	—	200	—	200	—	200
Dividends and distributions	—	—	—	—	—	—	(2,290)	—	(2,290)	(158)	(2,448)
Net loss	—	—	—	—	—	—	—	(6,705)	(6,705)	(829)	(7,534)
Balance, June 30, 2018	2,040,000	$48,868	—	$—	3,556,043	$36	$114,085	$(129,982)	$(15,861)	$5,507	$(10,354)
Common stock offering costs	—	—	—	—	1,262,833	13	17,868	—	17,881	—	17,881
Stock based compensation	—	—	—	—	—	—	202	—	202	—	202
Restricted shares issued	—	—	—	—	3,000	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(2,763)	—	(2,763)	(158)	(2,921)
Net loss	—	—	—	—	—	—	—	(4,301)	(4,301)	(417)	(4,718)
Balance, September 30, 2018	2,040,000	$48,868	—	$—	4,821,876	$49	$129,392	$(134,283)	$(4,842)	$4,932	$90

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(9,430)	$(16,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,307	19,235
Straight line rent adjustment	(778)	(925)
Intangible amortization in rental revenue, net	(1,059)	(964)
Loss on extinguishment of debt	—	4,405
Amortization of debt related costs	783	1,834
Change in fair value of warrant derivative	181	(48)
Stock based compensation	875	602
Changes in operating assets and liabilities:
Other assets	(3,291)	(702)
Deferred leasing costs	(1,740)	(697)
Accounts payable, accrued expenses and other liabilities	5,854	(270)
Net cash provided by operating activities	17,702	5,745
Investing activities
Acquisition of properties	(92,327)	(44,159)
Real estate improvements	(3,271)	(2,488)
Net cash used in investing activities	(95,598)	(46,647)
Financing activities
Net proceeds from common stock	143,315	17,873
Additional offering costs of preferred stock	—	(63)
Proceeds from issuance of secured debt	63,115	135,200
Repayment of secured debt	(63,503)	(84,330)
Repayment of mezzanine debt	—	(34,682)
Proceeds from credit facility	57,697	45,225
Repayment of credit facility	(86,250)	(31,000)
Debt issuance costs	(2,304)	(2,667)
Repurchase of common stock	—	(5,054)
Dividends paid	(12,334)	(7,206)
Net cash provided by financing activities	99,736	33,296
Net increase (decrease) in cash and cash held in escrow and restricted cash	21,840	(7,606)
Cash and cash held in escrow and restricted cash at beginning of period	14,961	19,163
Cash and cash held in escrow and restricted cash at end of period	$36,801	$11,557
Supplemental Cash Flow Disclosures:
Interest paid	$10,046	$9,943
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$5,637	$2,764
Distribution payable to non-controlling interest holder	$393	$158
Series B accretion to redemption value	$5,701	$—
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$647	$124
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$33	$455
Assumption of mortgage notes	$30,581	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of September 30, 2019 and December 31, 2018, the Company owned a 92.8% and 82.2%, respectively, equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of September 30, 2019, the Company, through its subsidiaries, owns 72 industrial properties comprising approximately 14.9 million square feet.

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

Reclassifications

Tenant recoveries totaling $2,906 and $8,809 on the Company’s condensed consolidated Statements of Operations for the three and nine months ended September 30, 2018, respectively, were reclassified into rental revenue due to the adoption of ASU 2016-02, Leases (“ASU 2016-02”). The change in the fair market value of our common stock warrants totaling $0 and $48 for the three and nine months ending September 30, 2018, respectively, were reclassified to Other expense - Change in fair value of warrant derivative from Operating expenses - General and administrative on the Company’s condensed consolidated Statements of Operations.

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

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental revenue from real estate operations is recognized on a straight-line basis.  The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases.  The Company maintains allowances for doubtful accounts receivable and straight-line rents receivable, based upon estimates determined by management.  Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2019 and December 31, 2018 the Company did not recognize an allowance for doubtful accounts. The Company incurred write-offs of $41 and $0 during the nine months ended September 30, 2019 and 2018, respectively. The Company includes accounts receivable and straight line rent receivables within other assets in the balance sheet. For the nine months ended September 30, 2019 and 2018, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Period Ended	Period Ended
	September 30,	September 30,
	2019	2018
Income from leases	$38,279	$24,356
Straight-line rent adjustments	778	925
Tenant recoveries	12,691	8,809
Amortization of above market leases	(483)	(402)
Amortization of below market leases	1,542	1,366
Total	$52,807	$35,054

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2019 and December 31, 2018. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2019, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	September 30,	December 31,
	2019	2018
Cash as presented on balance sheet	$25,720	$5,394
Cash held in escrow as presented on balance sheet	8,571	7,808
Restricted cash as presented on balance sheet	2,510	1,759
Cash and cash held in escrow and restricted cash as presented on cash flow statement	$36,801	$14,961

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 2 inputs such as interest rates and credit spreads, are applied in determining the fair value of the interest rate cap in the amount of $0 at September 30, 2019 and December 31, 2018. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $293 and $112 at September 30, 2019 and December 31, 2018, respectively, as discussed in Note 6.

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

Debt issuance costs amounted to $6,722 and $6,232 at September 30, 2019 and December 31, 2018, respectively, and related accumulated amortization amounted to $2,011 and $1,754 at September 30, 2019 and December 31, 2018, respectively. Unamortized debt issuance costs amounted to $4,711 and $4,478 at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the balance outstanding under the line of credit is $0. The Company has classified net unamortized debt issuance costs of $1,214 related to the Line of Credit Agreement from Borrowings under line of credit, net to Other assets in the condensed consolidated balance sheet.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in equity (deficit) that result from transactions and economic events other than those with members. There was no difference between net loss and comprehensive loss for the periods ended September 30, 2019 and 2018.

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

For arrangements where the Company is the lessee, the adoption of ASU 2016-02 resulted in a material impact on our condensed consolidated balance sheets as of September 30, 2019, upon the recognition of the right-of-use asset and the related lease liabilities. The Company recorded an initial right of use asset and lease liability of approximately $2,096 on the condensed consolidated balance sheet upon adoption of ASU 2016-02 on January 1, 2019. The adoption of ASU 2016-02 did not have a material impact on our condensed consolidated statements of operations as we elected to adopt the standard effective January 1, 2019 using the modified retrospective transition approach, with no restatement of prior periods presented. The Company includes the right of use asset within other assets and the corresponding lease liability within accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheet.

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

3. Real Estate Properties

Real estate properties consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Land	$110,287	$92,628
Buildings, building improvements and tenant improvements	412,300	325,933
Site improvements	41,534	33,270
Construction in process	1,273	779
	565,394	452,610
Less accumulated depreciation	(57,331)	(41,279)
Real estate properties	$508,063	$411,331

Depreciation expense was $16,052 and $11,817 for the nine months ended September 30, 2019 and 2018, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties (continued)

Acquisition of Properties

The Company made the following acquisitions of property during the nine months ended September 30, 2019:

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

On August 29, 2019, the Company acquired a single Class B industrial property, consisting of approximately 566,281 square feet, located in Memphis, Tennessee for an aggregate purchase price of $22,050. The purchase price included the assumption of approximately $9,577 of existing mortgage debt secured by the property.

On August 29, 2019, the Company acquired a seven-property portfolio of Class B industrial buildings, consisting of approximately 1,071,129 square feet, located in Chicago, Illinois for an aggregate purchase price of $32,250.

On August 30, 2019, the Company acquired a six-property portfolio of Class B industrial buildings, consisting of approximately 591,695 square feet, located in Cincinnati and Columbus, Ohio for an aggregate purchase price of $36,200. The purchase price included the assumption of approximately $21,004 of existing mortgage debt secured by the property.

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Purchase Price (in thousands)
Total Purchase Price
Purchase price	$118,425
Acquisition costs	4,483
Total	$122,908

Allocation of Purchase Price
Land	$17,658
Building	83,066
Site improvements	8,264
Total real estate properties	108,988

Deferred lease intangibles
Tenant relationships	2,458
Leasing commissions	2,249
Above market lease value	204
Below market lease value	(1,963)
Lease in place value	11,997
Net deferred lease intangibles	14,945

Assumed debt - market value
Above market debt value	(1,025)
Net assumed debt – market value	(1,025)
Totals	$122,908

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

As of September 30, 2019, undiscounted future minimum rental receipts due under non-cancellable operating leases for each of the next five years and total thereafter were as follows (in thousands):

Future Minimum Rental Receipts

2019	$14,790
2020	56,230
2021	45,547
2022	35,355
2023	28,151
2024	20,587
Thereafter	26,342
Total minimum rental receipts	$227,002

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

As a Lessee

At September 30, 2019, we have three, non-cancelable office space operating leases. These leases have remaining lease terms ranging from 4.9 years to 5.5 years. The lease agreements do not contain residual value guarantees or an option to renew. As of September 30, 2019, total right of use assets and lease liabilities were approximately $2,191 and $2,215, respectively. In arriving at the lease liability as of September 30, 2019, we applied a weighted-average incremental borrowing rate of 5.3% over the weighted-average remaining lease term of 5.4 years. The incremental borrowing rate is the rate equal to the closest borrowing under the KeyBank line of credit agreement.

The following table summarizes the operating lease expense recognized during the three and nine months ended September 30, 2019 included in the Company’s condensed consolidated statements of operations.

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019

Operating lease expense included in general and administrative expense attributable to office leases	$113	$327

The following table summarizes supplemental cash flow information related to operating leases recognized during the three and nine months ended September 30, 2019 in the Company’s condensed consolidated statements of cash flows.

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019

Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$102	$304

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

4. Leases (continued)

The following table summarizes the minimum rental commitments under our non-cancelable leases, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating leases in which we are the lessee (in thousands):

	September 30,	December 31,
	2019	2018
2019	$104	$378
2020	453	385
2021	465	393
2022	474	400
2023	483	407
Thereafter	587	519
Total undiscounted rental commitments	2,566	$2,482
Present value adjustment using incremental borrowing rate	351
Total lease liability	$2,215

As of September 30, 2019 and December 31, 2018, the Company had no finance leases.

5. Borrowing Arrangements

AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of September 30, 2019 and December 31, 2018, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC. The obligations under the AIG Loan are also guaranteed in certain circumstances by the Company and certain of the Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and net worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at September 30, 2019. As of November 1, 2019, the AIG Loan may be prepaid in full, but not in part, provided that up to three properties securing the AIG Loan may be released with the applicable portion of the AIG Loan being repaid, subject to paying a premium equal to the greater of (a) 1% of the outstanding principal and (b) the present value of the note as defined in the AIG Loan.

Borrowings outstanding amounted to $117,688 and $117,263, net of $2,312 and $2,737 of unamortized debt issuance costs, at September 30, 2019 and December 31, 2018, respectively.

Minnesota Life Loan

On April 30, 2018, certain wholly-owned subsidiaries of the Operating Partnership entered into a secured loan agreement with Minnesota Life Insurance Company, or the Minnesota Life Loan, in the original principal amount of $21,500. The Minnesota Life Loan bears interest at 3.78% per annum and has a ten-year term, maturing on May 1, 2028. The Minnesota Life Loan provides for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Minnesota Life Loan are secured by first lien mortgages on seven of the Company’s properties.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at September 30, 2019.

Borrowings outstanding amounted to $21,041 and $21,133, net of $330 and $367 of unamortized debt issuance costs, at September 30, 2019 and December 31, 2018, respectively.

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of the Operating Partnership entered into a loan agreement with Transamerica Life Insurance Company (the “Transamerica Loan”) providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $78,000. The Transamerica Loan matures on August 1, 2028 and bears interest at the fixed rate of 4.35% per annum. The promissory notes (the “Notes”) evidencing the Transamerica Loan provided for the Borrowers to make monthly interest-only payments through August 2019 and thereafter equal monthly installments of principal plus accrued interest based on a 30-year amortization period.  The Borrowers may repay the Transamerica Loan in whole or in part at any time, subject to paying a premium equal to the greater of (a) 1% of the prepayment amount and (b) the “Yield Protection Amount,” as defined in the Notes.

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes. The Borrowers are in compliance with all respective covenants at September 30, 2019.

Borrowings outstanding amounted to $73,455 and $73,609, net of $1,064 and $1,011 of unamortized debt issuance costs, at September 30, 2019 and December 31, 2018, respectively.

Fisher Park Mortgage

On October 15, 2018, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Fisher Park Mortgage”) with a balance of $13,907 as part of our acquisition of the property in greater Cincinnati. The Fisher Park Mortgage, held by JP Morgan Chase Bank, matures on January 1, 2027, bears interest at 5.229% and is secured by the property. The Fisher Park Mortgage requires monthly installments of principal plus accrued interest based on a 30-year amortization. As part of the allocation of the Fisher Park purchase price per ASC 805, the Company recorded a $92 discount on the assumed debt value.

The Fisher Park Mortgage contains certain financial covenants, customary events of default, including non-payment of principal or interest and bankruptcy, and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. The borrower is in compliance with all covenants at September 30, 2019.

Borrowings outstanding amounted to $13,634 and $13,783, net of $82 and $90 of unamortized fair market value discount, at September 30, 2019 and December 31, 2018, respectively.

Allianz Loan

On March 21, 2019, certain wholly-owned subsidiaries (the “Allianz Borrowers”) of the Operating Partnership entered into a loan agreement (the “Allianz Loan”) with Allianz Life Insurance Company of North America providing for commercial mortgage loans to the Allianz Borrowers in the aggregate principal amount of $63,115. The Allianz Loan matures on April 10, 2026 and bears interest at the fixed rate of 4.07% per annum. The promissory note (the “Allianz Note”) evidencing the Allianz Loan require the Allianz Borrowers to make monthly interest-only payments through April 2022 and thereafter the Allianz Note requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period. The Allianz Borrowers may repay the Allianz Loan at any time, subject to paying a premium equal to the greater of (i) one percent (1%) of the amount of the principal indebtedness being prepaid and (ii) the difference between the present value of remaining payments up to maturity and the unpaid principal balance as defined within the Allianz Note.

The Allianz Loan contains customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. The Allianz Borrowers are in compliance with all respective covenants at September 30, 2019.

Borrowings outstanding amounted to $62,110, net of $1,005 of unamortized debt issuance costs, at September 30, 2019.

 Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements (continued)

South Park Mortgage

On August 29, 2019, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “South Park Mortgage”) with a balance of $9,577 as part of our acquisition of the property in Memphis. The South Park Mortgage, held by Lincoln National, matures January 2022, bears interest at 3.41% and is secured by the property. The South Park Mortgage requires monthly installments of principal plus accrued interest based on a 30-year amortization. As part of the allocation of the South Park purchase price per ASC 805, the Company recorded a $65 premium on the assumed debt value.

The South Park Mortgage contains certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy. The borrower is in compliance with all covenants at September 30, 2019.

Borrowings outstanding amounted to $9,622, inclusive of $62 of unamortized fair market value premium, at September 30, 2019.

Orange Point Mortgage

On August 30, 2019, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Orange Point Mortgage”) with a balance of $21,004 as part of our acquisition of the 6-property portfolio in Cincinnati and Columbus. The Orange Point Mortgage, held by Ohio National Life Insurance Company, matures August 2024, bears interest at 4.14% and is secured by the properties. The Orange Point Mortgage requires monthly installments of principal plus accrued interest based on a 25-year amortization. As part of the allocation of the Orange Point purchase price per ASC 805, the Company recorded a $960 premium on the assumed debt value.

The Orange Point Mortgage contains certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy. The borrower is in compliance with all covenants at September 30, 2019.

Borrowings outstanding amounted to $21,898, inclusive of $944 of unamortized fair market value premium, at September 30, 2019.

Line of Credit Agreement

On August 7, 2019 the Operating Partnership entered into an amended and restated credit agreement (the “New Credit Agreement”) with KeyBank National Association, or KeyBank, and the other lenders to increase our revolving credit facility to $100,000 with the ability to increase up to $200,000, subject to certain conditions. The New Credit Agreement extends the term of our initial line of credit agreement to August 2023 with two six-month extensions through August 2024. Borrowings under the New Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 200 and 250 basis points depending on our total leverage ratio. At September 30, 2019 the interest rate was approximately 4.39%.

The New Credit Agreement contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined in the New Credit Agreement. The Company is in compliance with the respective covenants at September 30, 2019. The New Credit Agreement is secured by certain assets of the Operating Partnership and certain of its subsidiaries and includes the Company guarantee for the payment of all indebtedness under the New Credit Agreement. Borrowings outstanding amounted to $0 and $28,550 at September 30, 2019 and December 31, 2018, respectively, offset by unamortized debt issuance costs of $363, at December 31, 2018. Borrowings available under the New Credit Agreement amounted to $74,632, net of a letter of credit totaling $93, at September 30, 2019.

Repayment of Debt

KeyBank Bridge Loan

On December 14, 2018, the Operating Partnership and certain of its subsidiaries entered into a loan agreement (the “KeyBank Bridge Loan”) with KeyBank. The KeyBank Bridge Loan provided for a secured loan in the amount of $63,115. On March 21, 2019, the Company used the proceeds of the Allianz Loan, along with additional working capital, to repay in full the KeyBank Bridge Loan.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock

Equity Offering

On July 23, 2018, the Company completed a follow-on public offering of 1,262,833 shares of common stock, including 160,369 shares of common stock issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $17,843. The Company used the net proceeds of the public offering to acquire additional industrial properties, for working capital and other general purposes.

During May 2019, the Company completed a follow-on public offering of 3,425,000 shares of common stock, including 425,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, at $17.50 per share resulting in net proceeds of approximately $55,857. The Company used the net proceeds of the public offering to acquire additional industrial properties, pay down the line of credit, for working capital and other general purposes.

During September 2019, the Company completed a follow-on public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, at $18.00 per share resulting in net proceeds of approximately $58,756. The Company used the net proceeds of the public offering to acquire additional industrial properties, pay down the line of credit, for working capital and other general purposes.

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

During the nine months ended September 30, 2019, the Company sold 1,619,351 securities for a weighted average share price of $18.11 under the ATM program, resulting in net proceeds of approximately $28,702, of which 1,194,032 shares were sold in the quarter ended September 30, 2019. As of September 30, 2019, the Company had approximately $20,678 available for issuance under the ATM program.

Common Stock Warrants

On June 14, 2017, the Company issued warrants to acquire 250,000 shares of the Company’s common stock at a strike price of $23.00 per share, which expire in 2022. Due to the Company’s subsequent common stock issuances, the outstanding warrants have increased to 303,029 shares at a strike price of $18.98 per share at September 30, 2019.

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

A roll-forward of the warrants is as follows:

Balance at January 1, 2019	$112
Change in fair value	181
Balance at September 30, 2019	$293

The warrants in the amount of $293 at September 30, 2019 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $18.98, volatility of 18.1%, an expected annual dividend of $1.50, a term of 2.69 years and an annual risk-free interest rate of 1.56%. The warrants in the amount of $112 at December 31, 2018 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $21.06, volatility of 20.0%, an expected annual dividend of $1.50, a term of 3.5 years and an annual risk-free interest rate of 2.47%.

The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants have an expiration date of June 13, 2022. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the nine months ended September 30, 2019 and 2018.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock (continued)

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the nine months ended September 30, 2019 and the year ended December 31, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.3750	$1,923
Second quarter	$0.3750	$3,257
Third quarter	$0.3750	$5,027

2018
First quarter	$0.3750	$1,334
Second quarter	$0.3750	$1,334
Third quarter	$0.3750	$1,807
Fourth quarter	$0.3750	$1,808

7. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock issuance as of September 30, 2019:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the nine months ended September 30, 2019 and the year ended December 31, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956

2018
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956
Fourth quarter	$0.46875	$956

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock issuance as of September 30, 2019.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$22.03	3.25%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

7. Preferred Stock (continued)

The following table sets forth the Series B preferred stock dividends that were declared during the nine months ended September 30, 2019 and the year ended December 31, 2018. The Company did not pay any dividends prior to the closing of the offering of its Series B Preferred Stock on December 14, 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.13813	$610
Second quarter	$0.13813	$610
Third quarter	$0.13813	$610

2018
Fourth quarter (commencing December 14, 2018 to December 31, 2018)	$0.02609	$115

8. Non-Controlling Interests

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through its Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007. In connection with the Cincinnati, Ohio acquisition on October 15, 2018, the Company, through its Operating Partnership issued 626,011 OP Units at $17.00 per OP Unit for a total of approximately $10,642. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The following table sets forth the OP Unit distributions that were declared during the nine months ended September 30, 2019 and the year ended December 31, 2018.

	Cash Distributions Declared per OP Unit		Aggregate Amount
2019
First quarter	$0.375		$393
Second quarter	$0.375		$393
Third quarter	$0.375		$393
2018
First quarter	$0.375		$158
Second quarter	$0.375		$158
Third quarter	$0.375		$158
Fourth quarter	$0.375	(1)	$357

____________________

(1)	Distributions for the OP Units issued in connection with the Cincinnati, Ohio acquisition were paid on a pro-rated distribution equal to a quarterly distribution of $0.375 per OP Unit or $199 in the aggregate for the quarter ended December 31, 2018.

The proportionate share of the loss attributed to the partnership units was $308 and $417 for the three months ending September 30, 2019 and 2018, respectively, and $1,341 and $1,709 for the nine months ending September 30, 2019 and 2018, respectively.

9. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the nine months ended September 30, 2019:

Shares
Unvested restricted stock at January 1, 2019	124,051
Granted	90,075
Forfeited	—
Vested	(50,364)
Unvested restricted stock at September 30, 2019	163,762

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

9. Incentive Award Plan (continued)

The Company recorded equity-based compensation in the amount of $875 and $602 for the nine months ended September 30, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2019 was approximately $2,605 and is expected to be recognized over a weighted average period of approximately 3 years.

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(2,974)	$(4,718)	$(9,430)	$(16,725)
Less: loss attributable to non-controlling interest	(308)	(417)	(1,341)	(1,709)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,666)	(4,301)	(8,089)	(15,016)
Less: Preferred stock dividends	1,566	956	4,698	2,868
Less: Series B Preferred stock accretion to redemption value	1,900	—	5,701	—
Less: amount allocated to participating securities	62	48	177	155
Net loss attributable to common stockholders	$(6,194)	$(5,305)	$(18,665)	$(18,039)

Denominator
Weighted-average common shares outstanding basic and diluted	9,081,180	4,350,687	6,847,950	3,801,900

Net loss per share attributable to common stockholders – basic and diluted	$(0.68)	$(1.22)	$(2.73)	$(4.74)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at September 30, 2019 include the 303,029 shares of common stock issuable pursuant to the outstanding warrants and 163,762 shares of restricted common stock. The warrant shares and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

Contingent Liability

In conjunction with the issuance of the OP Units for acquisitions, the agreements contain a provision for the Company to provide tax protection to the holders if the acquired properties are sold in a transaction that would result in the recognition of taxable income or gain prior to the sixth anniversary of the acquisition. The Company intends to hold these investments and has no plans to sell or transfer any interest that would give rise to a taxable transaction.

12. Subsequent Events

On October 30, 2019, the Company acquired a single Class B industrial property, consisting of approximately 295,693 square feet, located in Atlanta, Georgia for an aggregate purchase price of $19,400.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto as of September 30, 2019 and 2018 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on March 7, 2019, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2018 and 2017 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company’s portfolio at September 30, 2019 consists of 72 industrial properties (the “Company Portfolio”) located in ten states with an aggregate of approximately 14.9 million rentable square feet leased to 253 different tenants.

Our strategy is to acquire, own and manage single and multi-tenant Class B industrial properties located primarily in secondary markets across the U.S.; however, we may make opportunistic acquisitions of Class A industrial properties or industrial properties located in primary markets. We seek to generate attractive risk-adjusted returns for our stockholders through a combination of dividends and capital appreciation.

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

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of September 30, 2019, the Company Portfolio was approximately 96.8% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from October 1, 2019 through to December 31, 2021, an aggregate of 37.7% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During 2018 and the nine months ended September 30, 2019, leases for space totaling 3,600,403 square feet (24.1% of the Company Portfolio) either was subject to renewal or expired. Approximately 52.5% of the expired space was renewed and an additional 1,770,193 square feet was leased to new tenants. As of September 30, 2019, the vacancy rate of the Company Portfolio was 3.2%.

During the year ended December 31, 2018 and nine months ended September 30, 2019, lease negotiation efforts resulted in 52 leases commencing with durations in excess of six months encompassing 3,153,801 square feet and 7 leases commencing with a duration of less than 6 months encompassing 508,155 square feet. Renewed leases made up 49.9% of the square footage covered by the 52 leases in excess of 6 months, and the rent under the renewed leases increased an average of 1.7% over the prior leases. Leases to new tenants comprised the other 50.1% of the square footage covered by the 52 leases in excess of 6 months, and the rent under the new leases increased an average of 22.9% over the prior leases. The rental rates under all of the 52 leases in excess of 6 months entered into during 2018 and 2019, increased by an average of 9.5% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2018 and the nine months ended September 30, 2019.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2018	Renewals	482,067	33.2%	$5.84	$5.57	-4.6%	$0.24	$0.13
	New Leases	969,207	66.8%	$2.85	$3.31	16.1%	$0.39	$0.21
	Total	1,451,274	100.0%	$3.84	$4.06	5.7%	$0.34	$0.18

2019	Renewals	1,092,316	64.2%	$4.15	$4.39	5.8%	$0.21	$0.11
	New Leases	610,211	35.8%	$2.49	$3.35	34.5%	$0.25	$0.40
	Total	1,702,527	100.0%	$3.56	$4.01	12.6%	$0.22	$0.21

Total	Renewals	1,574,383	49.9%	$4.67	$4.75	1.7%	$0.22	$0.11
	New Leases	1,579,418	50.1%	$2.71	$3.33	22.9%	$0.33	$0.29
	Total	3,153,801	100.0%	$3.69	$4.04	9.5%	$0.27	$0.20

Conditions in Our Markets

The Company Portfolio is located primarily in various secondary markets in the eastern half of the U.S. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets are likely to affect our overall performance.

Property Expenses

Our rental expenses generally consist of utilities, real estate taxes, insurance and site repair and maintenance costs. For the majority of the Company Portfolio, property expenses are controlled, in part, by either the triple net provisions or modified gross lease expense reimbursement provisions in tenant leases. However, the terms of our tenant leases vary and in some instances the leases may provide that we are responsible for certain property expenses. Accordingly, our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of September 30, 2019 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 7, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

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

For the three months ended September 30, 2019 and 2018, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from July 1, 2018 through September 30, 2019. For the nine months ended September 30, 2019 and 2018, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from January 1, 2018 through September 30, 2019.

Three Months Ended September 30, 2019 Compared to September 30, 2018

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions and dispositions and total portfolio for the three months ended September 30, 2019 and 2018:

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Three months ended September 30,		Change		Three months ended September 30,		Change		Three months ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Revenue:
Rental revenue	$12,399	$11,548	$851	7.4%	$6,724	$100	$6,624	6624%	$19,123	$11,648	$7,475	64.2%
Other revenue	—	5	(5)	-100%	—	—	—	—	—	5	(5)	-100%
Total revenues	12,399	11,553	846	7.3%	6,724	100	6,624	6624%	19,123	11,653	7,470	64.1%

Property expenses	4,546	4,227	319	7.5%	2,374	122	2,252	1846%	6,920	4,349	2,571	59.1%
Depreciation and amortization									9,399	6,249	3,150	50.4%
General and administrative									2,135	1,394	741	53.2%
Total operating expenses									18,454	11,992	6,462	53.9%

Other expense
Interest expense									(3,643)	(3,575)	(68)	1.9%
Loss on extinguishment of debt										(804)	804	-100%
Total other expense									(3,643)	(4,379)	736	-16.8%

Net loss									$(2,974)	$(4,718)	$1,744	-37.0%

Rental revenue: Rental revenue increased by approximately $7,475 to $19,123 for the three months ended September 30, 2019 as compared to $11,648 for the three months ended September 30, 2018. The increase was primarily related to an increase in rental revenue from acquisitions of $6,704 offset by dispositions of $80 for a net total of $6,624, and, an increase of $851 from same store properties primarily from an increase in rent income of $586 due to scheduled rent steps and leasing activities and an increase in non-cash rent adjustments of $138 for the three months ended September 30, 2019.

Property expenses:  Property expenses increased $2,571 for the three months ended September 30, 2019 to $6,920 as compared to $4,349 for the three months ended September 30, 2018 primarily due to an increase in expenses related to acquisitions of $2,328 offset by dispositions of $76 for a net total of $2,252. Property expenses for the same store properties increased approximately $319 primarily due to an increase of $265 in real estate tax expense due to increased assessments.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $3,150 to approximately $9,399 for the three months ended September 30, 2019 as compared to $6,249 for the three months ended September 30, 2018, primarily due to an increase from acquisitions of $3,628 offset by dispositions of $50 for a net total of $3,578, and, a decrease of $428 for the same store properties.

General and administrative: General and administrative expenses increased approximately $741 to $2,135 for the three months ended September 30, 2019 as compared to $1,394 for the three months ended September 30, 2018. The increase is attributable primarily to increases in compensation expense of $330 due to timing of certain costs related to restricted stock, non-cash stock compensation of $80 and increased head count and professional fees of $187.

Interest expense: Interest expense increased by approximately $68 to $3,643 for the three months ended September 30, 2019, as compared to $3,575 for the three months ended September 30, 2018. The increase is primarily due to additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018

Accrued interest	$325	$(164)
Amortization of debt issuance costs	274	338
Total accretion of interest and deferred interest	599	174
Cash interest paid	3,044	3,401
Total interest expense	$3,643	$3,575

Loss on extinguishment of debt: Loss on extinguishment of debt of $804 in 2018 was due to the early repayment of the MWG Loan, as fully described in the 2018 10-K.

Nine Months Ended September 30, 2019 Compared to September 30, 2018

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions and dispositions and total portfolio for the nine months ended September 30, 2019 and 2018:

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Nine months ended September 30,		Change		Nine months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Revenue:
Rental revenue	$36,475	$34,750	$1,725	5.0%	$16,332	$304	$16,028	5272%	$52,807	$35,054	$17,753	50.6%
Other revenue	—	526	(526)	-100%	—	—	—	—	—	526	(526)	-100%
Total revenues	36,475	35,276	1,199	3.4%	16,332	304	16,028	5272%	52,807	35,580	17,227	48.4%

Property expenses	14,047	12,323	1,724	14.0%	5,169	266	4,903	1843%	19,216	12,589	6,627	52.6%
Depreciation and amortization									26,307	19,235	7,072	36.8%
General and administrative									5,472	4,347	1,125	25.9%
Total operating expenses									50,995	36,171	14,824	41.0%

Other expense:
Interest expense									(11,061)	(11,777)	716	-6.1%
Loss on extinguishment of debt									—	(4,405)	4,405	-100%
Change in fair value of warrant derivative									(181)	48	(229)	-477%
Total other expense									(11,242)	(16,134)	4,892	-30.3%

Net loss									$(9,430)	$(16,725)	$7,295	-43.6%

Rental revenue: Rental revenue increased by approximately $17,753 to $52,807 for the nine months ended September 30, 2019 as compared to $35,054 for the nine months ended September 30, 2018. The increase was primarily related to an increase in rental revenue from acquisitions of $16,312 offset by dispositions of $284 for a net total of $16,028, and, an increase of $1,725 from same store properties primarily from an increase in rent income of $2,033 due to scheduled rent steps and leasing activities offset by a decrease in non-cash rent adjustments of $566 for the nine months ended September 30, 2019.

Other revenue: Other revenue represents other items not directly related to the operations of our portfolio. The decrease in other revenue by $526 to $0 for the nine months ended September 30, 2019, as compared to $526 for the nine months ending September 30, 2018 was predominately driven by a non-recurring fee for services provided by the Company for a joint venture that did not materialize during the first half of 2018.

Property expenses:  Property expenses increased $6,627 for the nine months ended September 30, 2019 to $19,216 as compared to $12,589 for the nine months ended September 30, 2018 primarily due to an increase in expenses related to acquisitions of $5,040 offset by dispositions of $137 for a net total of $4,903. Property expenses for the same store properties increased approximately $1,724 primarily due to an increase of $1,814 in real estate tax expense due to increased assessments and a one-time adjustment reducing real estate tax expense during the first half of 2018, offset by net decreases in utilities of $101.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $7,072 to approximately $26,307 for the nine months ended September 30, 2019 as compared to $19,235 for the nine months ended September 30, 2018, primarily due to an increase from acquisitions of $8,990 offset by dispositions of $327 for a net total of $8,663, and, a decrease of $1,591 for the same store properties.

General and administrative: General and administrative expenses increased approximately $1,125 to $5,472 for the nine months ended September 30, 2019 as compared to $4,347 for the nine months ended September 30, 2018. The increase is attributable primarily to increases in payroll expense of $451, non-cash stock compensation of $273 and professional fees of $226.

Interest expense: Interest expense decreased by approximately $716 to $11,061 for the nine months ended September 30, 2019, as compared to $11,777 for the nine months ended September 30, 2018. The decrease is primarily due to the repayment of the Mezzanine Loan during 2018 offset by additional borrowings associated with our acquisition activity during the last nine months of 2018 and first nine months of 2019. The schedule below is a comparative analysis of the components of interest expense for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018

Accrued interest	$232	$642
Amortization of debt related costs	783	1,192
Total accretion of interest and deferred interest	1,015	1,834
Cash interest paid	10,046	9,943
Total interest expense	$11,061	$11,777

Loss on extinguishment of debt: Loss on extinguishment of debt of $4,405 in 2018 was due to the early repayment of the Mezzanine and MWG Loans, as fully described in the 2018 10-K.

Change in fair value of warrant derivative: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $(181) for the nine months ended September 30, 2019 was due to an increase in the common stock warrant liability during the first half of 2019. The fair value of warrant derivative adjustment of $48 for the nine months ended September 30, 2018 was due to a decrease in the common stock warrant liability during the first half of 2018.

Non-GAAP Financial Measures

In this quarterly report on Form 10-Q, we disclose NOI, EBITDAre, FFO and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result, we are required to include in this report a statement of why management believes that presentation of these measures provides useful information to investors.

None of NOI, EBITDAre, FFO or AFFO should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, and we believe that to understand our performance further NOI, EBITDAre, FFO, and AFFO should be compared with our reported net income or net loss and considered in addition to cash flows in accordance with GAAP, as presented in our condensed consolidated financial statements.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
NOI:	2019	2018	2019	2018
Net loss	$(2,974)	$(4,718)	$(9,430)	$(16,725)
General and administrative	2,135	1,394	5,472	4,347
Depreciation and amortization	9,399	6,249	26,307	19,235
Interest expense	3,643	3,575	11,061	11,777
Loss on extinguishment of debt	—	804	—	4,405
Change in fair value of warrant derivative	—	—	181	(48)
Other expense (income)	—	(5)	—	(526)
NOI	$12,203	$7,299	$33,591	$22,465

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss), computed in accordance with GAAP, before interest expense, tax, depreciation and amortization, gains or losses on the sale of rental property, and loss on impairments. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company because it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net loss to EBITDAre for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
EBITDAre:	2019	2018	2019	2018
Net loss	$(2,974)	$(4,718)	$(9,430)	$(16,725)
Depreciation and amortization	9,399	6,249	26,307	19,235
Interest expense	3,643	3,575	11,061	11,777
Loss on extinguishment of debt	—	804	—	4,405
EBITDAre	$10,068	$5,910	$27,938	$18,692

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. In December 2018, NAREIT issued a white paper restating the definition of FFO. The purpose of the restatement was not to change the fundamental definition of FFO, but to clarify existing NAREIT guidance. The restated definition of FFO is a follows: Net Income (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. This restated definition does not give reference to the add back of loss on extinguishment of debt. Commencing on January 1, 2019, we adopted the restated definition of NAREIT FFO on a prospective basis and exclude the add back of loss on debt extinguishment.

We define FFO, consistent with the NAREIT definition, as net income, computed in accordance with GAAP, excluding: gains (or losses) from sales of property, depreciation and amortization of real estate assets, impairment losses, losses on extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends. FFO attributable to common stockholders and unit holders represents FFO reduced by dividends paid (or declared) to holders of our preferred stock.

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
FFO:	2019	2018	2019	2018
Net loss	$(2,974)	$(4,718)	$(9,430)	$(16,725)
Depreciation and amortization	9,399	6,249	26,307	19,235
Loss on extinguishment of debt	—	804	—	4,405
FFO:	$6,425	$2,335	$16,877	$6,915
Preferred stock dividends	(1,566)	(956)	(4,698)	(2,868)
FFO attributable to common stockholders and unit holders	$4,859	$1,379	$12,179	$4,047

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
AFFO:	2019	2018	2019	2018
FFO attributable to common stockholders and unit holders	$4,859	$1,379	12,179	$4,047
Amortization of debt related costs	274	338	783	1,192
Non-cash interest expense	325	(164)	232	642
Stock compensation	282	203	875	602
Change in fair value of warrant derivative	—	—	181	—
Straight line rent	(298)	(107)	(778)	(925)
Above/below market lease rents	(373)	(247)	(1,059)	(964)
Recurring capital expenditure (1)	(976)	(599)	(2,222)	(1,941)
AFFO:	$4,093	$803	$10,191	$2,653

_______________

(1)	Excludes non-recurring capital expenditures of $1,542 and $576 for the three months ended September 30, 2019 and 2018, respectively, and $3,230 and $1,823 for the nine months ended September 30, 2019 and 2018, respectively.

Cash Flow

A summary of our cash flows for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine months Ended September 30,
	2019	2018
Net cash provided by operating activities	$17,702	$5,745
Net cash used in investing activities	$(95,598)	$(46,647)
Net cash provided by financing activities	$99,736	$33,296

Operating activities: Net cash provided by operating activities for the nine months ended September 30, 2019 increased approximately $11,957 compared to the nine months ended September 30, 2018. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q4 2018 and Q3 2019 and same store properties offset by loss of operating cash flows from dispositions completed between Q4 2018 and Q3 2019.

Investing activities: Net cash used in investing activities for the nine months ended September 30, 2019 increased approximately $48,951 compared to the nine months ended September 30, 2018 primarily due to property acquisitions completed during the first nine months in 2019 totaling $92,327 as opposed to $44,159 during the first nine months of 2018 and an increase in capital expenditures as a result of our expanded portfolio totaling $783.

Financing activities: Net cash provided by financing activities for the nine months ended September 30, 2019 increased $66,440 compared to the nine months ended September 30, 2018. The change was predominantly driven by an increase in net proceeds from the issuance of common stock and the repurchase of common shares during 2018 , offset by net repayment of debt during the first nine months of 2019 as opposed to net proceeds from debt during the first nine months of 2018 and an increase in dividends paid.

Liquidity and Capital Resources

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of our properties. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investments.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, recurring and non-recurring capital expenditures and scheduled debt maturities. We intend to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured borrowings, future issuances of equity and debt securities, property dispositions and joint venture transactions, and, in connection with acquisitions of additional properties, the issuance of Operating Partnership units.

Existing Indebtedness as of September 30, 2019 (amounts in thousands)

AIG Loan

Certain indirect subsidiaries of the Operating Partnership have entered into a senior secured loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”).

As of September 30, 2019 and December 31, 2018, there was $120,000 of indebtedness outstanding under the AIG Loan. The AIG Loan bears interest at 4.08% per annum and has a seven-year term maturing in October, 2023. The AIG Loan provides for monthly payments of interest only for the first three years of the term and thereafter monthly principal and interest payments based on a 27-year amortization period.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC. The obligations under the AIG Loan are also guaranteed in certain circumstances by the Company and certain of the Operating Partnership’s wholly-owned subsidiaries.

The AIG Loan agreement contains customary representations and warranties, as well as affirmative and negative covenants. The negative covenants include restrictions on additional indebtedness, restrictions on liens, fundamental changes, dispositions, restricted payments, change in nature of business, transactions with affiliates and burdensome agreements. The AIG Loan contains financial covenants that require minimum liquidity and net worth. The AIG Loan is subject to acceleration upon certain specified events of defaults, including breaches of representations or covenants, failure to pay other material indebtedness, failure to pay taxes or a change of control of our company, as defined in the senior secured loan agreement. The Company is in compliance with the respective covenants at September 30, 2019. As of November 1, 2019, the AIG Loan may be prepaid in full, but not in part, provided that up to three properties securing the AIG Loan may be released with the applicable portion of the AIG Loan being repaid, subject to paying a premium equal to the greater of (a) 1% of the outstanding principal and (b) the present value of the note as defined in the AIG Loan.

Borrowings outstanding amounted to $117,688 and $117,263, net of $2,312 and $2,737 of unamortized debt issuance costs, at September 30, 2019 and December 31, 2018, respectively.

Minnesota Life Loan

On April 30, 2018, certain wholly-owned subsidiaries of the Operating Partnership entered into a secured loan agreement with Minnesota Life Insurance Company, or the Minnesota Life Loan, in the original principal amount of $21,500. The Minnesota Life Loan bears interest at 3.78% per annum and has a ten-year term, maturing on May 1, 2028. The Minnesota Life Loan provides for monthly payments of interest only for the first year of the term and thereafter monthly principal and interest payments based on a 30-year amortization period. The borrowings under the Minnesota Life Loan are secured by first lien mortgages on seven of the Company’s properties.

The Minnesota Life Loan contains customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at September 30, 2019.

Borrowings outstanding amounted to $21,041 and $21,133, net of $330 and $367 of unamortized debt issuance costs, at September 30, 2019 and December 31, 2018, respectively.

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of the Operating Partnership entered into a loan agreement with Transamerica Life Insurance Company (the “Transamerica Loan”) providing for commercial mortgage loans to the Borrowers in the aggregate principal amount of $78,000. The Transamerica Loan matures on August 1, 2028 and bears interest at the fixed rate of 4.35% per annum. The promissory notes (the “Notes”) evidencing the Transamerica Loan provided for the Borrowers to make monthly interest-only payments through August 2019 and thereafter equal monthly installments of principal plus accrued interest based on a 30-year amortization period.  The Borrowers may repay the Transamerica Loan in whole or in part at any time, subject to paying a premium equal to the greater of (a) 1% of the prepayment amount and (b) the “Yield Protection Amount,” as defined in the Notes.

The Transamerica Loan and the Notes contain customary events of default, including non-payment of principal or interest and bankruptcy. Any default under the Transamerica Loan or any Note will constitute a default under each of the other Notes. Each Borrower has guaranteed the payment obligations of all the other Borrowers under the Notes. The Borrowers are in compliance with all respective covenants at September 30, 2019.

Borrowings outstanding amounted to $73,455 and $73,609, net of $1,064 and $1,011 of unamortized debt issuance costs, at September 30, 2019 and December 31, 2018, respectively.

Fisher Park Mortgage

On October 15, 2018, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Fisher Park Mortgage”) with a balance of $13,907 as part of our acquisition of the property in greater Cincinnati. The Fisher Park Mortgage, held by JP Morgan Chase Bank, matures on January 1, 2027, bears interest at 5.229% and is secured by the property. The Fisher Park Mortgage requires monthly installments of principal plus accrued interest based on a 30-year amortization. As part of the allocation of the Fisher Park purchase price per ASC 805, the Company recorded a $92 discount on the assumed debt value.

The Fisher Park Mortgage contains certain financial covenants, customary events of default, including non-payment of principal or interest and bankruptcy, and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. The borrower is in compliance with all covenants at September 30, 2019.

Borrowings outstanding amounted to $13,634 and $13,783, net of $82 and $90 of unamortized fair market value discount, at September 30, 2019 and December 31, 2018, respectively.

Allianz Loan

On March 21, 2019, certain wholly-owned subsidiaries (the “Allianz Borrowers”) of the Operating Partnership entered into a loan agreement (the “Allianz Loan”) with Allianz Life Insurance Company of North America providing for commercial mortgage loans to the Allianz Borrowers in the aggregate principal amount of $63,115. The Allianz Loan matures on April 10, 2026 and bears interest at the fixed rate of 4.07% per annum. The promissory note (the “Allianz Note”) evidencing the Allianz Loan require the Allianz Borrowers to make monthly interest-only payments through April 2022 and thereafter the Allianz Note requires equal monthly installments of principal plus accrued interest based on a 30-year amortization period. The Allianz Borrowers may repay the Allianz Loan at any time, subject to paying a premium equal to the greater of (i) one percent (1%) of the amount of the principal indebtedness being prepaid and (ii) the difference between the present value of remaining payments up to maturity and the unpaid principal balance as defined within the Allianz Note.

The Allianz Loan contains customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the loan agreement. The borrowers are in compliance with all respective covenants at September 30, 2019.

Borrowings outstanding amounted to $62,110, net of $1,005 of unamortized debt issuance costs at September 30, 2019.

South Park Mortgage

On August 29, 2019, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “South Park Mortgage”) with a balance of $9,577 as part of our acquisition of the property in Memphis. The South Park Mortgage, held by Lincoln National, matures January 2022, bears interest at 3.41% and is secured by the property. The South Park Mortgage requires monthly installments of principal plus accrued interest based on a 30-year amortization. As part of the allocation of the South Park purchase price per ASC 805, the Company recorded a $65 premium on the assumed debt value.

The South Park Mortgage contains certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy. The borrower is in compliance with all covenants at September 30, 2019.

Borrowings outstanding amounted to $9,622, inclusive of $62 of unamortized fair market value premium at September 30, 2019.

Orange Point Mortgage

On August 30, 2019, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Orange Point Mortgage”) with a balance of $21,004 as part of our acquisition of the 6-property portfolio in Cincinnati and Columbus. The Orange Point Mortgage, held by Ohio National Life Insurance Company, matures August 2024, bears interest at 4.14% and is secured by the properties. The Orange Point Mortgage requires monthly installments of principal plus accrued interest based on a 25-year amortization. As part of the allocation of the Orange Point purchase price per ASC 805, the Company recorded a $960 premium on the assumed debt value.

The Orange Point Mortgage contains certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy. The borrower is in compliance with all covenants at September 30, 2019.

Borrowings outstanding amounted to $21,898, inclusive of $944 of unamortized fair market value premium at September 30, 2019.

Line of Credit Agreement

On August 7, 2019 the Operating Partnership entered into an amended and restated credit agreement (the “New Credit Agreement”) with KeyBank National Association, or KeyBank, and the other lenders to increase our revolving credit facility to $100,000 with the ability to increase up to $200,000, subject to certain conditions. The New Credit Agreement extends the term of our initial line of credit agreement to August 2023 with two six-month extensions through August 2024. Borrowings under the New Credit Agreement bear interest at either (1) the base rate (determined from the highest of (a) KeyBank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0%) or (2) LIBOR, plus, in either case, a spread between 200 and 250 basis points depending on our total leverage ratio. At September 30, 2019 the interest rate was approximately 4.39%.

The New Credit Agreement contains customary affirmative and negative and financial covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and transactions with affiliates as outlined in the New Credit Agreement. The Company is in compliance with the respective covenants at September 30, 2019. The New Credit Agreement is secured by certain assets of the Operating Partnership and certain of its subsidiaries and includes the Company guarantee for the payment of all indebtedness under the New Credit Agreement. Borrowings outstanding amounted to $0 and $28,550 at September 30, 2019 and December 31, 2018, respectively, offset by unamortized debt issuance costs of $363, at December 31, 2018. Borrowings available under the New Credit Agreement amounted to $74,632, net of a letter of credit totaling $93, at September 30, 2019.

Stock Issuances

Universal Shelf S-3 Registration Statement

The Company has approximately $348,641 available for issuance under its Registration Statement on Form S-3 filed on July 30, 2018 with the SEC. The registration statement allows the Company to offer debt or equity securities (or a combination thereof) from time to time.

During September 2019, the Company completed a follow-on public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $58,756.

ATM Program

On August 24, 2018, the Company filed a prospectus supplement to its registration statement on Form S-3, which enabled the Company, at its discretion from time to time, to sell up to $50,000 worth of shares of its common stock by way of an “at-the-market” offering (the “ATM program”). For the three months ending September 30, 2019, the Company has sold 1,194,032 shares of its common stock under the ATM program for aggregate net proceeds of approximately $21,771. For the nine months ending September 30, 2019, the Company has sold 1,619,351 shares of its common stock under the ATM program for aggregate net proceeds of approximately $28,702. The Company has approximately $20,678 available for issuance under the ATM program.

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

At September 30, 2019, we had $0 of outstanding variable rate debt, which was subject to a weighted average interest rate of 4.41% during the three months ended September 30, 2019. Based on the variable rate borrowings outstanding during the three months ended September 30, 2019, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended September 30, 2019, our interest expense for the quarter would have increased by approximately $40. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

The Company uses an interest rate cap as a derivative instrument to manage interest rate risk and is recognized on the balance sheet at fair value. The interest rate cap is not designated as a hedging instrument and changes in fair value are marked to market through earnings. The input values used in the fair value measurement of the interest rate cap were obtained using quoted market prices for similar assets in markets that are not active and therefore are, classified as Level 2 under the fair value hierarchy. The fair value of the interest rate cap is estimated based on using interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The fair value of the interest rate cap agreement was $0 at September 30, 2019. At September 30, 2019 the one-month LIBOR was 2.02%.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amended and Restated Credit Agreement, dated as of August 7, 2019, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-38106) filed on August 7, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

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

Dated: November 6, 2019