Form 10-K
period 2019-12-31
Plymouth Industrial REIT Inc.
filed 2020-02-27
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

260 Franklin Street, 7th Floor

Boston, MA 02110

(Address of principal executive offices)

Registrant’s telephone number, including area code: (617) 340-3814

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PLYM	New York Stock Exchange
7.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	PLYM-PrA	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐     No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the NYSE American on June 30, 2019) was $161,341,811.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 25, 2020 was 14,736,221.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2019.

Plymouth Industrial REIT, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust, or REIT, tax laws, and potential increases in real property tax rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

Glossary

In this Annual Report on Form 10-K:

•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2019, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Class A industrial properties” means industrial properties that typically possess most of the following characteristics: 15 years old or newer, square footage in excess of 300,000 square feet, concrete tilt-up construction, clear height in excess of 26 feet, a ratio of dock doors to floor area that is more than one door per 10,000 square feet and energy efficient design characteristics suitable for current and future tenants;
•	“Class B industrial properties” means industrial properties that typically possess most of the following characteristics: more than 15 years old, square footage between 50,000 and 300,000 square feet, clear heights between 18 and 26 feet, and adequate building systems (mechanical, HVAC and utility) to deliver services currently required by tenants but which may need upgrades for future tenants;
•	“Company Portfolio” means the 85 distribution centers, warehouse and light industrial properties which we own as of the date of December 31, 2019;
•	“OP units” means units of limited partnership interest in our operating partnership;
•	“our operating partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“Plymouth,” “our company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation, and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., the issuer of the shares of Common and Preferred stock, in this annual report;
•	“primary markets” means gateway cities and the following six largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Chicago, Washington, DC, Miami, Seattle and Atlanta;
•	“secondary markets” means for our purposes non-gateway markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the U.S.: Austin, Baltimore, Boston, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa;

Our definitions of Class A industrial properties, Class B industrial properties, primary markets and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

iii

PART I

Item 1. Business

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the United States. The Company was founded in March, 2011 by two of our executive officers, Jeffrey Witherell and Pendleton White, Jr., each of whom have over 25 years of experience acquiring, owning and operating commercial real estate properties. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange American under the symbol “PLYM”.

We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own substantially all of our assets and conduct substantially all of our business through Plymouth Industrial OP, LP. (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of December 31, 2019, the Company owned a 94.2% equity interest in the Operating Partnership.

As of December 31, 2019, the Company’s Portfolio consists of 85 industrial properties located in eleven states with an aggregate of approximately 17.8 million rentable square feet. The Company Portfolio was 96.6% leased to 299 different tenants across 36 industry types as of December 31, 2019.

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

Growth Strategies

We seek to maximize our cash flows through proactive asset management. Our asset management team actively manages our properties in an effort to maintain high retention rates, lease vacant space, manage operating expenses and maintain our properties to an appropriate standard. In doing so, we have developed strong tenant relationships. We intend to leverage those relationships and market knowledge to increase renewals, achieve market rents, obtain early notification of departures to provide longer re-leasing periods and work with tenants to properly maintain the quality and attractiveness of our properties.

Our asset management team functions include strategic planning and decision-making, centralized leasing activities and management of third-party leasing companies. Our asset management team oversees property management activities relating to our properties which include controlling capital expenditures and expenses that are not reimbursable by tenants, making regular property inspections, overseeing rent collections and cost control and planning and budgeting activities. Tenant relations matters, including monitoring of tenant compliance with their property maintenance obligations and other lease provisions, will be handled by in-house personnel for most of our properties.

Financing Strategy

We intend to maintain a flexible and growth-oriented capital structure. We used the net proceeds from our public offerings along with additional secured indebtedness to acquire industrial properties. Our additional indebtedness may include arrangements such as a revolving credit facility or term loan. We believe that we will have the ability to leverage newly-acquired properties with our long-term target debt-to-value ratio of less than 50%. We also anticipate using OP units to acquire properties from existing owners interested in tax-deferred transactions.

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

Employees

As of December 31, 2019, we had twenty-seven full-time employees. None of our employees are represented by a labor union.

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

Structure and Formation of Our Company

Our Company

We were formed as a Maryland corporation in March 2011 and conduct our business through an UPREIT structure in which our properties are owned by our operating partnership directly or through subsidiaries, as described below under “Our Operating Partnership.” We are the sole general partner of our operating partnership and at December 31, 2019 indirectly own 94.2% of the OP units in our operating partnership. Our operating partnership owns, directly and indirectly, 100% of the equity interests of its subsidiaries. Our board of directors oversees our business and affairs.

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

Our Corporate Information

Our principal executive offices are located at 260 Franklin Street, 7th Floor, Boston, Massachusetts 02110. Our telephone number is (617) 340-3814. Our website is www.plymouthreit.com. We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). Access to those reports and other filings with the SEC may be obtained, free of charge from our website, www.plymouthreit.com or through the SEC’s website at www.sec.gov. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Item 1A. Risk Factors

The following risk factors and other information in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following or other risks occur, our business financial condition, operating results, cash flows and distributions, as well as the market price of our securities, could be materially adversely affected.

Risks Related to Our Business and Operations

Our portfolio is concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.

Our assets are comprised entirely of industrial properties, including warehouse/distribution properties, light manufacturing properties and flex/office properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the market for industrial properties could have a material adverse effect on our results of operations, cash flows, financial condition and our ability to pay distributions to our stockholders.

Our portfolio is geographically concentrated in eleven states, which causes us to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our portfolio consists of holdings in the following states (which accounted for the percentage of our total annualized rent indicated) as of December 31, 2019: Illinois (27.2%); Ohio (24.1%); Indiana (19.0%); Florida (12.0%); and Tennessee (8.6%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the states or regions in which we have a concentration of properties. We cannot assure you that any of our target markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in our target markets. Any adverse economic or real estate developments in our target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

Our portfolio is comprised almost entirely of Class B industrial properties in secondary markets, which subjects us to risks associated with concentrating our portfolio on such assets.

Our portfolio is comprised of almost entirely Class B industrial properties in secondary markets. While we believe that Class B industrial properties in secondary markets have shown positive trends, we cannot give any assurance that these trends will continue. Any developments or circumstances that adversely affect the value of Class B industrial properties generally could have a more significant adverse impact on us than if our portfolio was diversified by asset type, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

Our business strategy depends on achieving revenue growth from anticipated increases in demand for Class B industrial space in our target markets; accordingly, any delay or a weaker than anticipated economic recovery could materially and adversely affect us and our growth prospects.

Our business strategy depends on achieving revenue growth from anticipated near-term growth in demand for Class B industrial space in our target markets as a result of improving demographic trends and supply and demand fundamentals. As a result, any delay or a weaker than anticipated economic recovery, particularly in our target markets, could materially and adversely affect us and our growth prospects. Furthermore, even if economic conditions generally improve, we cannot provide any assurances that demand for Class B industrial space will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could also be materially and adversely affected.

We may not be aware of characteristics or deficiencies involving any one or all of the properties that we acquire in the future, which could have a material adverse effect on our business.

Newly acquired properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform to our expectations. We cannot assure you that the operating performance of any newly acquired properties will not decline under our management. Any characteristics or deficiencies in any newly acquired properties that adversely affect the value of the properties or their revenue-generation potential could have a material adverse effect on our results of operations and financial condition.

We are subject to risks associated with single-tenant leases, and the default by one or more tenants could materially and adversely affect our results of operations and financial condition.

We are subject to the risk that the default, financial distress or bankruptcy of a single tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is likely to result in the complete reduction in the operating cash flows generated by the property leased to that tenant and may decrease the value of that property. In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-let, if at all.

We are subject to risks related to tenant concentration, which could materially adversely affect our cash flows, results of operations and financial condition.

As of December 31, 2019, our top three tenants collectively comprised approximately 8.6% of our total annualized rent. As a result, our financial performance will be dependent, in large part, on the revenues generated from these significant tenants and, in turn, the financial condition of these tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at our properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our cash flows, results of operations and financial condition.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

Leases representing 9.1%, 20.1% and 17.8% of the rentable square footage of the industrial properties in our portfolio will expire in 2020, 2021 and 2022, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be adversely affected.

We may be unable to identify and complete acquisitions of properties that meet our investment criteria, which may have a material adverse effect on our growth prospects.

Our primary investment strategy involves the acquisition of Class B industrial properties predominantly in secondary markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our investment criteria and are compatible with our growth strategies. We may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may expose us to the following significant risks:

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•	even if we enter into agreements for the acquisition of properties, these agreements are subject to conditions to closing, which we may be unable to satisfy; and
•	we may be unable to finance any given acquisition on favorable terms or at all.

If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be adversely affected. In addition, failure to identify or complete acquisitions of suitable properties could limit our growth.

Our acquisition activities may pose risks that could harm our business.

In connection with future acquisitions, we may be required to incur debt and expenditures and issue additional common stock, preferred stock or units of limited partnership interest in our operating partnership, or OP units, to pay for the acquired properties. These acquisitions may dilute our stockholders’ ownership interests, delay or prevent our profitability and may also expose us to risks such as:

•	the possibility that we may not be able to successfully integrate any future acquisitions into our portfolio;
•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired properties, diverting their attention from our other objectives;
•	the possibility that we may overpay for a property;
•	the possible loss or reduction in value of acquired properties; and
•	the possibility of pre-existing undisclosed liabilities regarding acquired properties, including environmental or asbestos liability, for which our insurance may be insufficient or for which we may be unable to secure insurance coverage.

We cannot assure you that the price for any future acquisitions will be similar to prior acquisitions. If our revenue does not keep pace with these potential acquisition and expansion costs, we may incur net losses. There is no assurance that we will successfully overcome these risks or other problems encountered with acquisitions. See “—We are a holding company with no direct operations and, as such, we will rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.”

We may obtain limited or no warranties when we purchase a property, which increases the risk that we may lose invested capital in or rental income from such property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single-purpose entities without any other significant assets. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from such property.

We have significant indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

Our total consolidated indebtedness as of December 31, 2019 consists of approximately $401.1 million of indebtedness. We may incur significant additional debt to finance future acquisition and development activities.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
•	our default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be materially adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended, or the Code.

We face significant competition for acquisitions of industrial properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.

The current market for acquisitions of industrial properties in our target markets continues to be extremely competitive. This competition may increase the demand for our target properties and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. We also face significant competition for attractive acquisition opportunities from an indeterminate number of investors, including publicly traded and privately held REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing prices paid for such acquisition properties and/or reducing the rents we can charge and, as a result, adversely affecting our operating results.

We may be unable to source “off-market” or “lightly-marketed” deal flow in the future, which may have a material adverse effect on our growth.

A key component of our investment strategy is to acquire additional industrial real estate assets. We seek to acquire properties before they are widely marketed by real estate brokers. Properties that are acquired in off-market or lightly-marketed transactions are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. If we do not have access to off-market or lightly-marketed deal flow in the future, our ability to locate and acquire additional properties in our target markets at attractive prices could be materially adversely affected.

Our future acquisitions may not yield the returns we expect.

Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;
•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;
•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;
•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be materially and adversely affected.

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable to us in the future at reasonable rates, we may not be able to finance the purchase of additional properties or refinance our properties on favorable terms or at all. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and materially and adversely affect our ability to raise more capital by issuing additional equity securities or by borrowing more money.

Our existing loan agreements, and some of our future financing arrangements are expected to, involve balloon payment obligations, which may materially and adversely affect our financial condition and our ability to make distributions.

Our existing loan agreements require, and some of our future financing arrangements may, require us to make a lump-sum or “balloon” payment at maturity. Our ability to satisfy a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell property securing such financing. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to satisfy the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Our existing loan agreements contain, and future indebtedness we incur may contain, various covenants, and the failure to comply with those covenants could materially and adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock.

Our existing loan agreements contain, and any future indebtedness we incur, including debt assumed pursuant to property acquisitions, may contain, certain covenants, which, among other things, restrict our activities, including, as applicable, our ability to sell the underlying property without the consent of the holder of such indebtedness, to repay or defease such indebtedness or to engage in mergers or consolidations that result in a change in control of our company. We may also be subject to financial and operating covenants. Failure to comply with any of these covenants would likely result in a default under the applicable indebtedness that would permit the acceleration of amounts due thereunder and under other indebtedness and foreclosure of properties, if any, serving as collateral therefor.

Our existing loan agreements are secured by various properties within our portfolio or by the equity of our property owning subsidiaries, so a default under any of these loan documents could result in a loss of the secured properties.

Our existing loan agreements are secured by a first lien mortgage on various properties within our portfolio. A default under certain of the loan agreements could result in the foreclosure on all, or a material portion, of the properties within our portfolio, which could leave us with insufficient cash to make debt service payments under our loan agreements and to make distributions to our stockholders. In addition, one of our credit agreements with KeyBank National Association is secured by a pledge of our equity interests of a number of our property owning subsidiaries. As a result, a default under this credit facility could result in the loss of all of our equity in those property owning subsidiaries, resulting in the loss of all cash flow from the properties owned by those subsidiaries.

Our existing loan agreements restrict our ability to engage in some business activities, which could put us at a competitive disadvantage and materially and adversely affect our results of operations and financial condition.

Our existing loan agreements contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;
•	restrict our ability to dispose of properties;
•	restrict our ability to make certain investments;
•	restrict our ability to enter into material agreements;
•	limit our ability to make capital expenditures;
•	require us to maintain a specified amount of capital as guarantor;
•	restrict our ability to merge with another company;
•	restrict our ability to make distributions to stockholders; and
•	require us to maintain financial coverage and leverage ratios.

These limitations could restrict our ability to engage in some business activities, which could materially and adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock. In addition, debt agreements we enter into in the future may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Future mortgage and other secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

We may not be able to successfully operate our business or generate sufficient cash flows to make or sustain distributions to our stockholders as a publicly traded company or maintain our qualification as a REIT.

We may not be able to successfully operate our business or implement our operating policies and investment strategy as described in this prospectus. Failure to operate successfully as a listed public company, to develop and implement appropriate control systems and procedures in accordance with the Sarbanes-Oxley Act or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our stock. See “—Risks Related to Our Status as a REIT—Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the per share trading price of our stock.” Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt we may incur in the future and make distributions to our stockholders. Our ability to successfully operate our business and implement our operating policies and investment strategy will depend on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;
•	our ability to contain renovation, maintenance, marketing and other operating costs for our properties;
•	our ability to maintain high occupancy rates and target rent levels;
•	costs that are beyond our control, including title litigation, litigation with tenants, legal compliance, real estate taxes and insurance; interest rate levels and volatility, such as the accessibility of short- and long-term financing on desirable terms; and
•	economic conditions in our target markets as well as the condition of the financial and real estate markets and the economy generally.

We are required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd Frank, and the NYSE American or other relevant listing standards. As a result, we will incur significant legal, accounting and other expenses, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and control systems and procedures demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect.

We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the value of, our stock could be adversely affected.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, causing our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock to be adversely affected.

In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, when a tenant at one of our properties does not renew its lease or otherwise vacates its space, it is likely that, in order to attract one or more new tenants, we will be required to expend funds for improvements in the vacated space. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

A substantial majority of the leases in our portfolio are with tenants who have non-investment grade credit ratings, which may result in our leasing to tenants that are more likely to default in their obligations to us than an entity with an investment grade credit rating.

A substantial majority of the leases in our portfolio are with tenants who have non-investment grade credit ratings. The ability of a non-investment grade tenant to meet its obligations to us cannot be considered as well assured as that of an investment grade tenant. All of our tenants may face exposure to adverse business or economic conditions which could lead to an inability to meet their obligations to us. However, non-investment grade tenants may not have the financial capacity or liquidity to adapt to these conditions or may have less diversified businesses, which may exacerbate the effects of adverse conditions on their businesses. Moreover, the fact that so many of our tenants are not investment grade may cause investors or lenders to view our cash flows as less stable, which may increase our cost of capital, limit our financing options or adversely affect the trading price of our stock.

The actual rents we receive for our portfolio may be less than our asking rents, and we may experience lease roll down from time to time.

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in our target markets, a general economic downturn and a decline in the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents for properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates comparable to our asking rents for the properties in our portfolio, our ability to generate cash flow growth will be negatively impacted. In addition, depending on fluctuations in asking rental rates at any given time, from time to time rental rates for expiring leases in our portfolio may be higher than starting rental rates for new leases.

Our acquisition of properties or portfolios of properties through tax-deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

We have acquired, and in the future we may acquire properties or portfolios of properties through tax-deferred contribution transactions in exchange for OP units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we are able to deduct over the tax life of the acquired properties, and requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Any real estate development and re-development activities are subject to risks particular to development and re-development.

We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development and redevelopment activities:

•	unsuccessful development or redevelopment opportunities could result in direct expenses to us;
•	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;
•	time required to complete the construction or redevelopment of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;
•	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;
•	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;
•	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
•	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
•	our ability to dispose of properties developed or redeveloped with the intent to sell could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and
•	the availability and pricing of financing to fund our development activities on favorable terms or at all.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development or redevelopment activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

Our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception in the capital markets.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Mr. Jeffrey E. Witherell, our Chief Executive Officer, and Mr. Pendleton P. White, Jr., our President and Chief Investment Officer, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity.

Our ability to retain our senior management, particularly Messrs. Witherell and White, or to attract suitable replacements should any member of our senior management leave, is dependent on the competitive nature of the employment market. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants. Further, the loss of a member of our senior management team could be negatively perceived in the capital markets. Any of these developments could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the value of, our stock.

Potential losses, including from adverse weather conditions and natural disasters, may not be covered by insurance.

We carry commercial property, liability and terrorism coverage on all the properties in our portfolio under a blanket insurance policy, in addition to other coverages that may be appropriate for certain of our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. In addition, we may discontinue terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. We do not carry insurance for certain types of extraordinary losses, such as loss from riots, war, earthquakes and wildfires because such coverage may not be available or is cost prohibitive or available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from riots, war, earthquakes, wildfires and other uninsured losses.

If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated.

We may not be able to rebuild our portfolio to its existing specifications if we experience a substantial or comprehensive loss of such properties.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

Existing conditions at some of our properties may expose us to liability related to environmental matters.

Independent environmental consultants conduct a Phase I or similar environmental site assessment of our properties at the time of their acquisition or in connection with subsequent financings. Such Phase I or similar environmental site assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the relevant properties. We have not obtained and do not intend to obtain new or updated Phase I or similar environmental site assessments, which may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the existing Phase I or similar environmental site assessments and this failure may expose us to liability in the future.

We may be unable to sell a property if or when we decide to do so.

We expect to hold the various properties in our portfolio until such time as we decide that a sale or other disposition is appropriate. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting the industrial real estate market which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future, which could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the value of, our stock.

Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturers would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our company’s status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

If we fail to implement and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

As a publicly traded company, we are required to comply with the applicable provisions of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. The process for designing and implementing an effective system of integrated internal controls is a continuous effort that requires significant resources and devotion of time, and material weaknesses in our internal controls also may result in certain deficiencies in our disclosure controls and procedures.

Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could adversely affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our stock.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the market price per share of our common stock.

In recent years, the capital markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our portfolio, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and the real estate industry.

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	local oversupply or reduction in demand for industrial space;
•	adverse changes in financial conditions of buyers, sellers and tenants of properties;
•	vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-lease space;
•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;
•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, floods and wildfires, which may result in uninsured or underinsured losses;
•	decreases in the underlying value of our real estate;
•	changing submarket demographics; and
•	changing traffic patterns.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. Our ability to dispose of one or more properties within a specific time period is subject to the possible weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

Declining real estate valuations and impairment charges could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock.

We intend to review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We intend to consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Impairment losses have a direct impact on our operating results because recording an impairment loss results in an immediate negative adjustment to our operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock.

Adverse economic conditions and the dislocation in the credit markets could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock.

Ongoing challenging economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The capital markets have experienced significant adverse conditions in recent years, including a substantial reduction in the availability of, and access to, capital. The risk premium demanded by lenders has increased markedly, as they are demanding greater compensation for risk, and underwriting standards have been tightened. In addition, failures and consolidations of certain financial institutions have decreased the number of potential lenders, resulting in reduced lending sources available to the market. These conditions may limit the amount of indebtedness we are able to obtain and our ability to refinance our indebtedness, and may impede our ability to develop new properties and to replace construction financing with permanent financing, which could result in our having to sell properties at inopportune times and on unfavorable terms. If these conditions continue, our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock could be materially adversely affected.

The lack of availability of debt financing may require us to rely more heavily on additional equity issuances, which may be dilutive to our current stockholders, or on less efficient forms of debt financing. Additionally, the limited amount of financing currently available may reduce the value of our properties and limit our ability to borrow against such properties, which could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock.

Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.

We have acquired, and may continue to acquire, properties in markets that are new to us. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures.

We may choose not to distribute the proceeds of any sales of real estate to our stockholders, which may reduce the amount of our cash distributions to stockholders.

We may choose not to distribute any proceeds from the sale of real estate investments to our stockholders. Instead, we may elect to use such proceeds to:

•	acquire additional real estate investments;
•	repay debt;
•	buy out interests of any partners in any joint venture in which we are a party;
•	create working capital reserves; or
•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures on our other properties.

Any decision to retain or invest the proceeds of any sales, rather than distribute such proceeds to our stockholders may reduce the amount of cash distributions you receive on your stock.

Uninsured losses relating to real property may adversely affect your returns.

We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, wildfires, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenue in these properties and could potentially remain obligated under any recourse debt associated with the property. Moreover, we, as the general partner of our operating partnership, generally will be liable for all of our operating partnership’s unsatisfied recourse obligations, including any obligations incurred by our operating partnership as the general partner of joint ventures. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants.

Our property taxes could increase due to property tax rate changes or reassessment, which could adversely impact our cash flows.

Even if we maintain our qualification as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. The amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes, and our ability to pay any expected dividends to our stockholders could be adversely affected.

We could incur significant costs related to government regulation and litigation over environmental matters.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating to or from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal, property, or natural resources damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Some of the properties in our portfolio have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials.

From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We usually perform a Phase I environmental site assessment at any property we are considering acquiring. In connection with certain financing transactions our lenders have commissioned independent environmental consultants to conduct Phase I environmental site assessments on the properties in our portfolio. However, we have not always received copies of the Phase I environmental site assessment reports commissioned by our lenders and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. In addition, Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or ACBM, and may impose fines and penalties for failure to comply with these requirements. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, the presence of ACBM in our properties may expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos).

In addition, the properties in our portfolio also are subject to various federal, state and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to you or that such costs or other remedial measures will not have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances and zoning restrictions may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our portfolio. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be adversely affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

In addition, federal and state laws and regulations, including laws such as the Americans with Disabilities Act, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance, including the removal of access barriers, and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

Risks Related to Our Organizational Structure

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company.

Under Delaware law, a general partner of a Delaware limited partnership has fiduciary duties of loyalty and care to the partnership and its partners and must discharge its duties and exercise its rights as general partner under the partnership agreement or Delaware law consistent with the obligation of good faith and fair dealing. The partnership agreement provides that, in the event of a conflict between the interests of our operating partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our operating partnership, may give priority to the separate interests of our company or our stockholders (including with respect to tax consequences to limited partners, assignees or our stockholders), and, in the event of such a conflict, any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of our operating partnership under its partnership agreement does not violate the duty of loyalty or any other duty that we, in our capacity as the general partner of our operating partnership, owe to our operating partnership and its partners or violate the obligation of good faith and fair dealing.

Additionally, the partnership agreement provides that we generally will not be liable to our operating partnership or any partner for any action or omission taken in our capacity as general partner, for the debts or liabilities of our operating partnership or for the obligations of the operating partnership under the partnership agreement, except for liability for our fraud, willful misconduct or gross negligence, pursuant to any express indemnity we may give to our operating partnership or in connection with a redemption of our OP units. Our operating partnership must indemnify us, our directors and officers, officers of our operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person in advance of a final disposition of the proceeding upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our operating partnership is not required to indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the partnership agreement) or if the person is found to be liable to our operating partnership on any portion of any claim in the action.

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.

Our charter contains certain ownership limits with respect to our stock.

Our charter authorizes our board of directors to take such actions as it determines are advisable, in its sole and absolute discretion, to preserve our qualification as a REIT. Our charter also prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, in each case excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. However, our bylaws provide that the board of directors must waive the ownership limit with respect to a particular person if it: (1) determines that such person’s ownership will not cause any individual’s beneficial ownership of shares of our stock to violate the ownership limit and that any exemption from the ownership limit will not jeopardize our status as a REIT; and (2) determines that such stockholder does not and will not own, actually or constructively, an interest in a tenant of ours (or a tenant of any entity whose operations are attributed in whole or in part to us) that would cause us to own, actually or constructively, more than a 9.8% interest (as set forth in Section 856(d)(2)(B) of the Code) in such tenant or that any such ownership would not cause us to fail to qualify as a REIT under the Code. The restrictions on ownership and transfer of our stock may:

•	discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or
•	result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, we may issue additional classes or series of preferred stock with preferences, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock and could, depending on the terms of such series, delay or prevent a transaction or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. The holders of our common stock bear the risk of our future offerings reducing the market price of our securities and diluting their proportionate ownership.

The number of shares of our common stock available for future issuance or sale could adversely affect the per share trading price of our common stock.

From time to time we intend to issue additional shares of common stock or OP units, which, at our option may be redeemed for shares of our common stock, in connection with the acquisition of investments, as compensation or otherwise. In addition, at December 31, 2019, 117,847 shares of restricted common stock were available for issuance under our 2014 Incentive Award Plan. We also have outstanding 250,000 warrants that are exercisable up to and including June 8, 2022. Each warrant initially represents the right to purchase one share of our common stock at a price of $23.00 per share. The number of shares deliverable upon the exercise of the warrants is subject to adjustment and certain anti-dilution protection as provided in the warrant agreement. We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock.

The rights of the holders of our common stock are limited by and subordinate to the rights of the holders of our Series A Preferred Stock and Series B Preferred Stock and these rights may have a negative effect on the value of shares of our common stock.

The holders of shares of our 7.50% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, and our Series B Convertible Redeemable Preferred Stock, or the Series B Preferred Stock, have rights and preferences generally senior to those of the holders of our common stock. The existence of these senior rights and preferences may have a negative impact on the value of shares of our common stock. These rights are more fully set forth in the articles supplementary governing our Series A Preferred Stock and Series B Preferred Stock and include, but are not limited to: (i) the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock and (ii) the right to cause us to redeem the shares of Series A Preferred Stock and Series B Preferred Stock under certain circumstances. The holders of the shares of Series B Preferred Stock also have the right to covert those shares into shares of our common stock under certain circumstances. In addition, the Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to dividend payments, which may limit our ability to make distributions to holders of our common stock.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could trigger rights to require us to redeem our shares of common stock.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period; and
•	“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of the voting power of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, our bylaws provide that we will not be subject to the control share provisions of the MGCL, and our board of directors has, by resolution, exempted us from the business combination between us and any other person. In addition, the board resolution opting out of the business combination provisions of the MGCL provides that any alteration or repeal of the resolution shall be valid only if approved, at a meeting duly called, by the affirmative vote of a majority of votes cast by stockholders entitled to vote generally for directors, and our bylaws provide that any such alteration or repeal of the resolution, or any amendment, alteration or repeal of the provision in our bylaws exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock, will be valid only if approved, at a meeting duly called, by the affirmative vote of a majority of votes cast by stockholders entitled to vote generally for directors.

Certain provisions of the MGCL permit the board of directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Exchange Act without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for our company or of delaying, deferring or preventing a change in control under circumstances that otherwise could provide the holders of our stock with the opportunity to realize a premium over the current market price.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.

Provisions of the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders or limited partners might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;
•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;
•	transfer restrictions on OP units;
•	our ability, as general partner, in some cases, to amend the partnership agreement and to cause our operating partnership to issue additional partnership interests with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of our stockholders or the limited partners; and
•	the right of the limited partners to consent to certain transfers of our general partnership interest (whether by sale, disposition, statutory merger or consolidation, liquidation or otherwise).

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders, do not control these policies. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regard to the foregoing could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law in effect from time to time. Generally, Maryland law permits a Maryland corporation to indemnify its present and former directors and officers except in instances where the person seeking indemnification acted in bad faith or with active and deliberate dishonesty, actually received an improper personal benefit in money, property or services or, in the case of a criminal proceeding, had reasonable cause to believe that his or her actions were unlawful. Under Maryland law, a Maryland corporation also may not indemnify a director or officer in a suit by or on behalf of the corporation in which the director or officer was adjudged liable to the corporation or for a judgment of liability on the basis that a personal benefit was improperly received. A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct; however, indemnification for an adverse judgment in a suit by us or on our behalf, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.

We are a holding company with no direct operations and, as such, we will rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we will rely on distributions from our operating partnership to pay any distributions we might declare on our stock. We will also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our operating partnership may issue additional OP units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2019, we have issued 875,269 OP units in connection with the acquisition of certain properties in our portfolio and may in the future, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Risks Related to Our Status as a REIT

Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the per share trading price of our stock.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012 and have operated in a manner that we believe will allow us to maintain our qualification as a REIT. We cannot assure you that we will remain qualified as a REIT in the future. If we lose our REIT qualification, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
•	we also could be subject to the federal alternative minimum tax (for taxable years prior to 2018) and possibly increased state and local taxes; and

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the per share trading price of our stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains and losses. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, any taxable REIT subsidiaries that we own will be subject to tax as regular C corporations in the jurisdictions in which they operate.

If our operating partnership failed to qualify as a partnership or a disregarded entity for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will be treated as a partnership or a disregarded entity for federal income tax purposes. During periods in which our operating partnership is treated as a disregarded entity, our operating partnership will not be subject to federal income tax on its income. Rather, its income will be attributed to us as the sole owner for federal income tax purposes of the operating partnership. During periods in which our operating partnership has limited partners other than Plymouth OP Limited, LLC, the operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership would not be subject to federal income tax on its income. Instead, each of its partners would be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the Internal Revenue Service, or the IRS, will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to maintain our qualification as a REIT. Also, if our operating partnership or any subsidiary partnerships were treated as entities taxable as corporations, such entities could become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Our taxable REIT subsidiaries will be subject to federal income tax, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We own interests in one taxable REIT subsidiary and may acquire interests in more taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Accordingly, we may not be able to retain sufficient cash flow from operations to meet our debt service requirements and repay our debt. Therefore, we may need to raise additional capital for these purposes, and we cannot assure you that a sufficient amount of capital will be available to us on favorable terms, or at all, when needed, which would materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock. Further, in order to maintain our REIT qualification and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the per share trading price of our stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for such reduced tax rates. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our stock. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective federal income tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Legislative, regulatory, or administrative changes could adversely affect us or our security holders.

The tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and any such change may apply retroactively. New or amended laws, regulations, or administrative interpretations, could significantly and negatively affect our ability to qualify as a REIT or the federal income consequences of such qualification or may reduce the relative attractiveness of an investment in a REIT compared to other corporations not qualified as a REIT.

The Tax Cuts and Jobs Act made significant changes to the U.S. federal tax rules related to the taxation of individuals and corporations, including REITs and their stockholders. Additional technical corrections, amendments or administrative guidance with respect to the Tax Cut and Jobs Act may be issued at any time, and we cannot predict the long-term impact of any future changes on REITs and their stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides certain information with respect to the Company Portfolio, as of December 31, 2019.

Metro	Property	City	State	Property Type	Year Built/ Renovated (1)	Square Footage	Occupancy	Annualized Rent (2)	Percent of Total Annualized Rent (3)	Annualized Rent/ Square Footage (4)
Atlanta	32 Dart Road	Newnan	GA	Warehouse/Light Manufacturing	1988, 2014	194,800	100%	$545,448	0.8%	$2.80
Atlanta	1665 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	198,000	100%	$623,700	0.9%	$3.15
Atlanta	1715 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	100,000	100%	$237,400	0.3%	$2.37
Atlanta	11236 Harland Drive	Covington	GA	Warehouse/Distribution	1988	32,361	100%	$124,590	0.2%	$3.85
Atlanta	Peachtree City	Peachtree	GA	Light Manufacturing/Flex	2013	295,693	100%	$1,608,084	2.2%	$5.44
Chicago	11351 W. 183rd	Orland Park	IL	Warehouse/Distribution	2000	18,768	100%	$195,804	0.3%	$10.43
Chicago	11601 Central	Alsip	IL	Warehouse/Distribution	1970	260,000	100%	$657,800	0.9%	$2.53
Chicago	11746 Austin Ave	Alsip	IL	Warehouse/Light Manufacturing	1970	162,714	100%	$784,337	1.1%	$4.82
Chicago	13040 South Pulaski	Alsip	IL	Warehouse/Distribution	1976	388,403	100%	$1,821,933	2.5%	$4.69
Chicago	1355 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1998	82,456	100%	$412,617	0.6%	$5.00
Chicago	13970 West Laurel	Lake Forest	IL	Light Manufacturing/Flex	1990	70,196	100%	$322,902	0.4%	$4.60
Chicago	144 Tower Drive	Burr Ridge	IL	Flex Space	1971, 2015	73,785	97%	$458,037	0.6%	$6.39
Chicago	1445 Greenleaf	Elk Grove Village	IL	Warehouse/Light Manufacturing	1968	150,000	100%	$947,651	1.3%	$6.32
Chicago	1600 Fleetwood	Elgin	IL	Warehouse/Distribution	1968	247,000	100%	$1,246,347	1.7%	$5.05
Chicago	16801 Exchange Avenue	Lansing	IL	Warehouse/Light Manufacturing	1987	455,886	100%	$1,498,389	2.1%	$3.29
Chicago	1750 South Lincoln	Freeport	IL	Warehouse/Distribution	2001	499,200	100%	$1,297,920	1.8%	$2.60
Chicago	1796 Sherwin	Des Plaines	IL	Warehouse/Distribution	1964	98,879	100%	$587,162	0.8%	$5.94
Chicago	1875 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1989	134,415	100%	$590,229	0.8%	$4.39
Chicago	189 Seeger Ave	Elk Grove	IL	Light Manufacturing/Flex	1972	25,245	100%	$142,634	0.2%	$5.65
Chicago	2401 Commerce	Libertyville	IL	Flex Space	2009	78,574	100%	$612,951	0.8%	$7.80
Chicago	28160 North Keith	Lake Forest	IL	Light Manufacturing/Flex	1989	77,924	100%	$358,450	0.5%	$4.60
Chicago	3 West College	Arlington Heights	IL	Warehouse/Light Manufacturing	1978	33,263	100%	$212,000	0.3%	$6.37
Chicago	330 Armory Drive	South Holland	IL	Warehouse/Light Manufacturing	1972, 2017	98,340	0%	$0	0.0%	$0.00
Chicago	350 Armory Drive	South Holland	IL	Warehouse/Light Manufacturing	1972	64,310	87%	$307,340	0.4%	$5.47
Chicago	3841 Swanson	Gurnee	IL	Light Manufacturing/Flex	1978	99,625	100%	$432,714	0.6%	$4.34
Chicago	3940 Stern	St. Charles	IL	Warehouse/Light Manufacturing	1987	146,798	100%	$631,231	0.9%	$4.30
Chicago	4915 W 122nd	Alsip	IL	Light Manufacturing/Flex	1972	153,368	100%	$843,547	1.2%	$5.50
Chicago	6000 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	148,091	100%	$569,225	0.8%	$3.84
Chicago	6510 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	306,552	100%	$911,226	1.3%	$2.97
Chicago	6558 West 73rd	Bedford Park	IL	Warehouse/Light Manufacturing	1975	301,000	100%	$1,271,724	1.8%	$4.22
Chicago	6751 Sayre	Bedford Park	IL	Warehouse/Light Manufacturing	1973	242,690	100%	$819,925	1.1%	$3.38
Chicago	7200 Mason	Bedford Park	IL	Warehouse/Light Manufacturing	1974	207,345	100%	$796,982	1.1%	$3.84
Chicago	7207 Mason Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	84,195	100%	$290,382	0.4%	$3.45
Chicago	7420 Meade Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	52,344	100%	$273,236	0.4%	$5.22
Chicago	South McLean	Elgin	IL	Light Manufacturing/Flex	1968, 1998	74,613	100%	$392,464	0.5%	$5.26
Cincinnati	4115 Thunderbird	Fairfield	OH	Warehouse/Distribution	1991	70,000	100%	$248,853	0.3%	$3.56
Cincinnati	7585 Empire	Florence	KY	Warehouse/Light Manufacturing	1973	148,415	100%	$449,434	0.6%	$3.03
Cincinnati	11540-11630 Mosteller	Sharonville	OH	Warehouse/Light Manufacturing	1959	358,386	100%	$1,103,720	1.5%	$3.08
Cincinnati	2700 Kemper Road	Sharonville	OH	Light Manufacturing/Flex	1990	85,718	85%	$322,483	0.4%	$4.42
Cincinnati	2800 Kemper Road	Sharonville	OH	Light Manufacturing/Flex	1989	82,832	83%	$559,275	0.8%	$8.15
Cincinnati	Cornell Commerce Center	Blue Ash	OH	Warehouse/Distribution	1976	165,521	92%	$940,853	1.3%	$6.17
Cincinnati	Fisher Industrial Park	Fairfield	OH	Warehouse/Light Manufacturing	1946	1,123,080	90%	$2,955,263	4.2%	$2.91
Cleveland	14801 County Rd 212	Findlay	OH	Flex Space	1998	405,000	100%	$1,441,800	2.0%	$3.56
Cleveland	1755 Enterprise	Twinsburg	OH	Warehouse/Light Manufacturing	2005	255,570	92%	$1,447,035	2.0%	$6.15

Metro	Property	City	State	Property Type	Year Built/ Renovated (1)	Square Footage	Occupancy	Annualized Rent (2)	Percent of Total Annualized Rent (3)	Annualized Rent/ Square Footage (4)
Cleveland	30339 Diamond Parkway	Glenwillow	OH	Warehouse/Distribution	2007	400,184	100%	$2,052,453	2.9%	$5.13
Columbus	2120-2138 New World	Columbus	OH	Warehouse/Distribution	1971	121,200	100%	$334,380	0.5%	$2.76
Columbus	3100 Creekside	Lockbourne	OH	Warehouse/Distribution	1999	340,000	76%	$1,018,950	1.4%	$3.95
Columbus	3500 Southwest	Grove City	OH	Warehouse/Distribution	1992	527,127	100%	$2,117,469	2.9%	$4.02
Columbus	7001 Americana	Reynoldsburg	OH	Warehouse/Distribution	1986, 2007, 2012	54,100	100%	$193,137	0.3%	$3.57
Columbus	8273 Green Meadows	Lewis Center	OH	Warehouse/Distribution	2007	77,271	100%	$377,504	0.5%	$4.89
Columbus	8288 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1988	300,000	100%	$975,000	1.3%	$3.25
Columbus	Fairfield Business Center	Fairfield	OH	Warehouse/Distribution	1990	39,558	100%	$224,689	0.3%	$5.68
Columbus	Graphics Way	Lewis Center	OH	Light Manufacturing/Flex	2000	73,426	100%	$412,234	0.6%	$5.61
Columbus	Orange Point	Lewis Center	OH	Light Manufacturing/Flex	2001	143,863	100%	$692,790	1.0%	$4.82
Indianapolis	2900 Shadeland	Indianapolis	IN	Warehouse/Distribution	1957, 1992	933,439	99%	$2,827,318	3.9%	$3.06
Indianapolis	3035 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1962, 2004	562,497	91%	$1,602,045	2.2%	$3.14
Indianapolis	3169 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1979, 1993	44,374	95%	$220,632	0.3%	$5.26
Indianapolis	6555 E 30th Street	Indianapolis	IN	Flex Space	1969, 1997	314,775	98%	$1,318,782	1.8%	$4.27
Indianapolis	6575 E 30th Street	Indianapolis	IN	Flex Space	1998	60,000	100%	$300,000	0.4%	$5.00
Indianapolis	6585 E 30th Street	Indianapolis	IN	Flex Space	1998	100,000	100%	$680,000	0.9%	$6.80
Indianapolis	6635 E 30th Street	Indianapolis	IN	Flex Space	1998	99,877	100%	$513,428	0.7%	$5.14
Indianapolis	6701 E 30th Street	Indianapolis	IN	Flex Space	1990	7,820	100%	$82,500	0.1%	$10.55
Indianapolis	6737 E 30th Street	Indianapolis	IN	Flex Space	1995	87,500	100%	$446,338	0.6%	$5.10
Indianapolis	6751 E 30th Street	Indianapolis	IN	Flex Space	1997	100,000	100%	$497,104	0.7%	$4.97
Indianapolis	6951 E 30th Street	Indianapolis	IN	Flex Space	1995	44,000	80%	$232,254	0.3%	$6.60
Indianapolis	7901 W. 21st Street	Indianapolis	IN	Flex Space	1985, 1994	353,000	100%	$1,270,024	1.8%	$3.60
Indianapolis	Sam Jones	Indianapolis	IN	Warehouse/Distribution	1970	484,879	100%	$1,333,417	1.8%	$2.72
Memphis	210 American	Jackson	TN	Warehouse/Distribution	1981, 2013	638,400	100%	$1,404,480	1.9%	$2.20
Memphis	Airport Business Park	Memphis	TN	Flex Space	1985-1989	235,006	60%	$2,247,431	3.1%	$15.85
Memphis	Knight Road	Memphis	TN	Warehouse/Distribution	1986	131,904	100%	$336,803	0.5%	$2.55
Memphis	Shelby Distribution	Memphis	TN	Warehouse/Distribution	1989	202,303	94%	$541,416	0.7%	$2.84
Memphis	South Park	Memphis	TN	Warehouse/Distribution	1991, 2005	566,281	100%	$1,698,843	2.3%	$3.00
Milwaukee	5110 South 6th	Milwaukee	WI	Warehouse/Distribution	1972	58,500	100%	$204,750	0.3%	$3.50
Philadelphia	4 East Stow	Marlton	NJ	Flex Space	1986	156,634	89%	$854,412	1.2%	$6.10
Portland ME	56 Milliken	Portland	ME	Warehouse/Light Manufacturing	1995, 2005, 2013	200,625	100%	$1,105,422	1.5%	$5.51
South Bend	4491 Mayflower Road	South Bend	IN	Warehouse/Distribution	2000	77,000	100%	$231,000	0.3%	$3.00
South Bend	4955 Ameritech Drive	South Bend	IN	Warehouse/Distribution	2004	228,000	100%	$889,500	1.2%	$3.90
South Bend	5855 Carbonmill Road	South Bend	IN	Warehouse/Distribution	2002	198,000	100%	$792,000	1.1%	$4.00
South Bend	5502 W. Brick Road	South Bend	IN	Warehouse/Distribution	1998	101,450	100%	$304,350	0.4%	$3.00
South Bend	5681 Cleveland Road	South Bend	IN	Warehouse/Distribution	1994	62,550	100%	$187,650	0.3%	$3.00
St. Louis	Metro St Louis	Maryland Heights	MO	Flex Space	1979	59,055	100%	$302,554	0.4%	$5.12
St. Louis	Phantom Drive	Hazelwood	MO	Warehouse/Distribution	1971	129,000	97%	$512,641	0.7%	$4.21
Jacksonville	Center Point Business Park	Jacksonville	FL	Flex Space	1990-1997	537,800	96%	$3,527,793	4.9%	$6.81
Jacksonville	Liberty Business Park	Jacksonville	FL	Flex Space	1996-1999	426,916	95%	$3,603,699	5.1%	$8.92
Jacksonville	Salisbury Business Park	Jacksonville	FL	Flex Space	2001-2012	168,800	100%	$1,562,636	2.2%	$9.26
Existing Portfolio – Industrial Properties – Total/Weighted Average						17,798,469	96.6%	$72,324,925	100.0%	$4.21

_______________

(1)	Renovation means significant upgrades, alterations or additions to building areas, interiors, exteriors and/or systems.
(2)	Annualized rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2019 by (ii) 12.
(3)	Represents the percentage of total annualized rent for properties owned as of December 31, 2019.
(4)	Calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2019, by (ii) 12, and then dividing by leased square feet for such property as of December 31, 2019.

As of December 31, 2019, 55 of our 85 properties were encumbered by mortgage indebtedness totaling $322,177, and 25 of our 85 properties were encumbered by our line of credit agreement totaling $78,900 (excluding unamortized deferred financing fees and debt issuance costs). See Note 6 in the accompanying Notes to the Consolidated Financial Statements for additional information.

Functionality Diversification

The following tables set forth information relating to functionality diversification by building type based on total square footage and annualized rent as of December 31, 2019.

Property Type	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Warehouse/Distribution	36	98.0%	8,810,792	49.5%	$29,843,240	41.3%	$ 3.46
Warehouse/Light Manufacturing	20	94.8%	4,496,632	25.3%	$16,442,364	22.7%	$ 3.86
Warehouse/Flex	18	94.9%	3,308,542	18.6%	$19,951,743	27.6%	$ 6.36
Light Manufacturing/Flex	11	97.9%	1,182,503	6.6%	$6,087,578	8.4%	$ 5.27
Total Company Portfolio	85	96.6%	17,798,469	100%	$72,324,925	100%	$ 4.21

Geographic Diversification

The following tables set forth information relating to geographic diversification of the Company Portfolio by state based on total annualized rent as of December 31, 2019.

State	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Illinois	30	97.8%	4,835,979	27.1%	$19,687,163	27.2%	$ 4.16
Indiana	18	97.9%	3,859,161	21.7%	$13,728,343	19.1%	$ 3.63
Ohio	18	94.8%	4,622,836	26.0%	$17,417,885	24.1%	$ 3.97
Georgia	5	100.0%	820,854	4.6%	$3,139,221	4.3%	$ 3.82
Tennessee	5	94.1%	1,773,894	10.0%	$6,228,972	8.6%	$ 3.73
Florida	3	96.2%	1,133,516	6.4%	$8,694,128	12.0%	$ 7.97
Kentucky	1	92.8%	148,415	0.8%	$449,434	0.6%	$ 3.26
Maine	1	100.0%	200,625	1.1%	$1,105,422	1.5%	$ 5.51
Missouri	2	98.0%	188,055	1.1%	$815,195	1.1%	$ 4.42
New Jersey	1	89.4%	156,634	0.9%	$854,412	1.2%	$ 6.10
Wisconsin	1	100.0%	58,500	0.3%	$204,750	0.3%	$ 3.50
Total Company Portfolio	85	96.6%	17,798,469	100%	$72,324,925	100%	$ 4.21

Industry Diversification

The following tables set forth information relating to tenant diversification of the Company Leased Portfolio by industry based on total square feet occupied and annualized rent as of December 31, 2019.

Industry	Total Leased Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Automotive	885,540	5.2%	$3,274,827	4.5%	$ 3.70
Cardboard and Packaging	492,843	2.9%	$2,238,231	3.1%	$ 4.54
Food & Beverage	405,693	2.4%	$2,221,354	3.1%	$ 5.48
Healthcare	583,676	3.4%	$2,966,472	4.1%	$ 5.08
Industrial Equipment Components	2,067,097	12.0%	$8,085,115	11.2%	$ 3.91
Light Manufacturing	2,147,108	12.5%	$7,760,633	10.7%	$ 3.61
Logistics & Transportation	2,748,320	16.0%	$11,541,995	16.0%	$ 4.20
Paper & Printing	1,356,745	7.9%	$3,801,771	5.3%	$ 2.80
Technology & Electronics	1,681,305	9.8%	$7,189,251	9.9%	$ 4.28
Wholesale/Retail	720,122	4.2%	$2,981,639	4.1%	$ 4.14
Other Industries	4,104,968	23.7%	$20,263,637	28.0%	$ 4.94
Total Company Portfolio	17,193,417	100.0%	$72,324,925	100.0%	$ 4.21

Tenants

The following table sets forth information about the ten largest tenants in our Company Portfolio based on total annualized rent as of December 31, 2019.

Tenant	Market	Industry	# of Leases	Total Leased Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Total Annualized Rent
Corporate Services, Inc	South Bend	Logistics & Transportation	6	667,000	3/2/2021	$ 3.60	$ 2,403,000	3.4%
Stonecrop Technologies, LLC	Columbus	Technology & Electronics	1	527,127	3/31/2021	$ 4.02	$ 2,117,470	2.9%
iQor	Memphis	Technology & Electronics	2	566,281	12/31/2024	$ 3.00	$ 1,698,843	2.4%
Pactiv Corporation	Chicago	Light Manufacturing	3	439,631	8/31/2023	$ 3.77	$ 1,656,590	2.3%
First Logistics	Chicago	Logistics & Transportation	1	327,194	10/31/2024	$ 4.85	$ 1,586,891	2.2%
American Plastics, LLC	Cleveland	Plastics	1	405,000	12/31/2028	$ 3.56	$ 1,441,800	2.0%
Perseus Distribution	Memphis	Paper & Printing	1	638,400	5/31/2027	$ 2.20	$ 1,404,480	1.9%
Nexus Distribution Corporation	Chicago	Industrial Equipment Components	1	382,491	4/30/2021	$ 3.38	$ 1,293,958	1.8%
Stamar Packaging, Inc	Chicago	Cardboard and Packaging	1	247,000	4/30/2027	$ 5.05	$ 1,246,347	1.7%
Mastin & Cain Properties, LLC.	Indianapolis	Business Service	2	360,784	6/30/2023	$ 3.27	$ 1,180,906	1.6%
Ten Largest Tenants by Annualized Rent			19	4,560,908		$ 3.51	$ 16,030,285	22.2%
All Other			310	12,632,509		$ 4.46	$ 56,294,640	77.8%
Total Company Portfolio			329	17,193,417		$ 4.21	$ 72,324,925	100.0%

Lease Overview

Triple-net lease.     In our triple-net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. As of December 31, 2019, there were 233 triple-net leases in the Company Portfolio, representing approximately 66.2% of our total annualized base rent.

Modified triple-net lease.     In our modified triple-net leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant. As of December 31, 2019, there were 46 modified triple-net leases in the Company Portfolio, representing approximately 15.7% of our total annualized base rent.

Gross lease.     In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. As of December 31, 2019, there were 50 gross leases in the Company Portfolio, representing approximately 18.1% of the annualized base rent.

Lease Expirations

As of December 31, 2019, the weighted average in-place remaining lease term of the Company Portfolio was 3.7 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2019, plus available space, for each of the ten full calendar years commencing December 31, 2019 and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Expiration	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent(1)	Percentage of Annualized Base Rent(2)	Annualized Base Rent per Square Foot(3)
Available	605,052	3.4%	$—	—	$ —
2020	1,317,847	7.4%	$6,546,325	9.1%	$ 4.97
2021	3,319,072	18.7%	$14,528,381	20.1%	$ 4.38
2022	2,862,010	16.1%	$12,889,756	17.8%	$ 4.50
2023	2,262,408	12.7%	$8,383,679	11.6%	$ 3.71
2024	2,422,114	13.6%	$8,992,147	12.4%	$ 3.71
2025	2,395,355	13.5%	$9,673,050	13.4%	$ 4.04
2026	373,665	2.1%	$2,130,692	2.9%	$ 5.70
2027	1,158,251	6.5%	$3,782,923	5.2%	$ 3.27
2028	328,014	1.8%	$2,079,766	2.9%	$ 6.34
2029	683,729	3.8%	$2,807,747	3.9%	$ 4.11
Thereafter	70,952	0.4%	$510,459	0.7%	$ 7.19
Total Company Portfolio	17,798,469	100%	$72,324,925	100%	$ 4.21

____________________

(1)	Calculated as monthly contracted base rent per the terms of such lease, as of December 31, 2019, multiplied by 12. Excludes billboard and antenna revenue and rent abatements. Annualized base rent includes rent from triple net leases, modified triple-net leases and gross leases.
(2)	Calculated as annualized base rent set forth in this table divided by total annualized base rent for the Company Portfolio as of December 31, 2019.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2019.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 25, 2020, we had 14,736,221 shares of common stock outstanding held of record by a total of approximately 126 stockholders; however, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of stockholders is based on the records of Continental Stock Transfer & Trust, which serves as our transfer agent.

Market Information

Our common stock is traded on the NYSE American under the symbol “PLYM.” On December 31, 2019, the closing price of our common stock, as reported on the NYSE American, was $18.39.

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

Our distributions may exceed our earnings and profits as determined for U.S. federal income tax purposes primarily due to depreciation and amortization. Our earnings and profits will be allocated first to our preferred stock dividends and then to our common stock dividends. Any distributions in excess of our earnings and profits may represent a return of capital for U.S. federal income tax purposes, subject to the extent that such distributions do not exceed the stockholder's adjusted tax basis in their shares of common or preferred stock, but rather will reduce the adjusted basis of the shares of common or preferred stock. Therefore, the gain (or loss) recognized on the sale of the common stock or preferred stock or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. stockholder's adjusted tax basis in their shares of common or preferred stock, they generally will be treated as a capital gain realized from the taxable disposition of those shares. The percentage of our stockholder distributions that exceeds our earnings and profits may vary substantially from year to year.

Although we have no current intention to do so, we may in the future also choose to pay distributions in the form of our own shares.

We maintain the Plymouth Industrial REIT, Inc. 2014 Incentive Award Plan (the “Plan”), as discussed in more detail in Note 10 in the accompanying Notes to Consolidated Financial Statements.

As of December 31, 2019, the total shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	162,184	(1)	n/a	117,847
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

___________________

(1)	Consists of restricted stock awards granted to executive officers and certain employees.

Unregistered Sales of Equity Securities

On December 14, 2018, we issued 4,411,764 shares of our Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) to MIRELF VI Pilgrim, LLC, an affiliate of Madison International Realty Holdings, LLC (the “Investor”), at a purchase price of $17.00 per share for an aggregate consideration of $75.0 million. We issued these shares of preferred stock in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Regulation 506 promulgated thereunder. The Series B Preferred Stock is convertible at the option of the Investor from and after January 1, 2022. In addition, beginning on January 1, 2022, if the 20-day volume weighted average price per share is equal to or exceeds $26.35 (subject to adjustment), we have the right to convert each share of Series B Preferred Stock, and following December 31, 2024, the Series B Preferred Stock is, subject to availability of funds, automatically converted. Any conversion of shares of Series B Preferred Stock may be settled by us, at our option, in shares of our common stock, cash or any combination thereof. However, unless and until our stockholders have approved the issuance of greater than 19.99% of our outstanding common stock, as required by the NYSE American rules and regulations (“Stockholder Approval”), the Series B Preferred Stock may not be converted into more than 19.99% of our outstanding common stock as of the date of the closing. In addition, we cannot opt to convert the Series B Preferred Stock into more than 9.9% of our outstanding common stock without approval of the holders of Series B Preferred Stock. The initial conversion rate is one share of Series B Preferred Stock for one share of common stock, subject to proportionate adjustments for certain transactions affecting our securities (such as stock dividends, stock splits, combinations and other corporate reorganization events), provided that the value of the common stock, determined in accordance with terms of the articles supplementary is equal to or greater that the liquidation preference of the Series B Preferred Stock.  To the extent we opt to settle the conversion of shares of Series B Preferred Stock in cash, (1) until such time as the maximum number of shares of Series B Preferred Stock have been converted such that, if all such shares had been converted into common stock, Stockholder Approval would be necessary to convert additional shares into common stock, we will pay cash equal to the greater of the liquidation preference or the 20-day volume weighted average price per share, and (2) following such time, we will pay cash equal to the liquidation preference per share of Series B Preferred Stock.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2019 and 2018.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company Portfolio consists of 85 industrial properties located in eleven states with an aggregate of approximately 17.8 million rentable square feet leased to 299 different tenants.

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

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of December 31, 2019, the Company Portfolio was approximately 96.6% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2020 through to December 31, 2021, an aggregate of 29.1% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During 2018 and 2019, leases for space totaling 4,360,161 square feet (24.5% of the Company Portfolio) either was subject to renewal or expired. Approximately 50.0% of the expired space was renewed and an additional 2,142,098 square feet was leased long term with new tenants. As of December 31, 2019, the vacancy rate of the Company Portfolio was 3.4%.

During the years ended December 31, 2018 and 2019, we negotiated 68 leases with durations in excess of six months encompassing 3,814,229 square feet and negotiated 8 leases with a duration of less than 6 months encompassing 508,155 square feet. Renewed leases made up 48.8% of the square footage covered by the 68 leases in excess of 6 months, and the rent under the renewed leases increased an average of 3.8 % over the prior leases. Leases to new tenants comprised the other 51.2% of the square footage covered by the 68 leases in excess of 6 months, and the rent under the new leases increased an average of 17.8% over the prior leases. The rental rates under the 68 leases in excess of 6 months entered into during 2018 and 2019, increased by an average of 9.3% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the years ended December 31, 2018 and 2019.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2018	Renewals	482,067	33.2%	$5.84	$5.57	-4.6%	$0.24	$0.13
	New Leases	969,207	66.8%	$2.85	$3.31	16.1%	$0.39	$0.21
	Total	1,451,274	100.0%	$3.84	$4.06	5.7%	$0.34	$0.18

2019	Renewals	1,380,839	58.4%	$4.17	$4.51	7.9%	$0.19	$0.14
	New Leases	982,116	41.6%	$2.88	$3.43	19.1%	$0.27	$0.23
	Total	2,362,955	100.0%	$3.64	$4.06	11.6%	$0.22	$0.17

Total	Renewals	1,862,906	48.8%	$4.61	$4.78	3.8%	$0.20	$0.13
	New Leases	1,951,323	51.2%	$2.86	$3.37	17.8%	$0.33	$0.22
	Total	3,814,229	100.0%	$3.71	$4.06	9.3%	$0.27	$0.18

Conditions in Our Markets

The Company Portfolio is located primarily in various secondary markets in the eastern half of the U.S. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets are likely to affect our overall performance.

Property Expenses

Our rental expenses generally consist of utilities, real estate taxes, insurance and repair and maintenance costs. For the majority of the Company Portfolio, property expenses are controlled, in part, by either the triple net provisions or modified gross lease expense reimbursement provisions in tenant leases. However, the terms of our tenant leases vary and in some instances the leases may provide that we are responsible for certain property expenses. Accordingly, our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of December 31, 2019 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

Cash

We maintain our cash in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2019, we had not realized any losses in such cash accounts and believe that we are not exposed to any significant risk of loss.

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

Investments in Real Estate

We generally acquire individual properties, and, in some instances, a portfolio of properties. When we acquire individual operating properties with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, intangible assets related to above and below market leases, value of costs to obtain tenants, and other assumed assets and liabilities, including debt. We consider Level 3 inputs such as the replacement cost of such assets, appraisals, property condition reports, comparable market rental data and other related information in determining the fair value of the tangible assets. The recorded fair value of intangible lease assets or liabilities includes Level 3 inputs including the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property and lease commencement. An intangible asset or liability resulting from in-place leases that are above or below the market rental rates are valued based upon our estimates of prevailing market rates for similar leases. Intangible lease assets or liabilities are amortized over the estimated, reasonably assured lease term of the remaining in-place leases as an adjustment to “Rental revenues” or “Real estate related depreciation and amortization” depending on the nature of the intangible. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.

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

Capitalization of Costs and Depreciation and Amortization

We capitalize costs incurred in developing, renovating, rehabilitating and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. We also capitalize costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets. In accordance to ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business, all acquisitions of real estate will generally be accounted for as asset acquisitions. As such all acquisition costs incurred as part of the purchase of real estate property acquisitions will be capitalized. Real estate, including land, building and land improvements, tenant improvements, and furniture, fixtures and equipment, leasing costs and intangible lease assets and liabilities are stated at historical cost less accumulated depreciation and amortization, unless circumstances indicate that the cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value as discussed below in our policy with regards to impairment of long-lived assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. Our ability to estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation and amortization expense recorded and the carrying value of the underlying assets. Any change to the assets to be depreciated and the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

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

Valuation of Receivables

We are subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. We specifically analyze aged receivables, customer credit-worthiness, historical bad debts and current economic trends when evaluating the adequacy of an allowance for doubtful accounts. If a tenant is insolvent or files for bankruptcy protection and fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances, which include amounts recognized as straight-line revenue not realizable until future periods.

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

Results of Operations (dollars in thousands)

Our consolidated results of operations are often not comparable from period to period due to the effect of property acquisitions and dispositions completed during the comparative reporting periods. Our Total Portfolio represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions and dispositions and to highlight the operating results of our on-going business, we have separately presented the results of our Same Store Properties Portfolio and Acquisitions/Dispositions.

For the years ended December 31, 2019 and 2018, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from January 1, 2018 through December 31, 2019.

Year Ended December 31, 2019 Compared to December 31, 2018

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions and dispositions and total portfolio for the year ended December 31, 2019 and 2018 (dollars in thousands):

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Change		Year ended December 31,		Change
	2019	2018	$	%	2019	2018	$	%	2019	2018	$	%
Revenue:
Rental revenue	47,013	45,127	1,886	4.2%	28,277	3,556	24,721	695.2%	75,290	48,683	26,607	54.7%
Other revenue	-	534	(534)	-100%	-	-	-	-%	-	534	(534)	-100.0%
Total revenues	47,013	45,661	1,352	3.0%	28,277	3,556	24,721	695.2%	75,290	49,217	26,073	53.0%

Property expenses	18,308	16,522	1,786	10.8%	8,929	927	8,002	863.2%	27,237	17,449	9,788	56.1%
Depreciation and amortization									37,381	26,788	10,593	39.5%
General and administrative									7,481	6,080	1,401	23.0%
Total operating expenses									72,099	50,317	21,782	43.3%

Other income (expense):
Interest expense									(14,948)	(15,734)	786	-5.0%
Loss on extinguishment of debt									-	(5,393)	5,393	-100.0%
Gain on sale of Real Estate									-	1,004	(1,004)	-100.0%
Change in fair value of warrant derivative									(181)	48	(229)	-477.1%
Total other income (expense)									(15,129)	(20,075)	4,946	-24.6%

Net loss									(11,938)	(21,175)	9,237	-43.6%

Rental revenue: Rental revenue increased by approximately $26,607 to $75,290 for the year ended December 31, 2019 as compared to $48,683 for the year ended December 31, 2018. The increase was primarily related to an increase in rental revenue from acquisitions of $25,112 offset by dispositions of $391 for a net total of $24,721, and, an increase of $1,886 from same store properties primarily from an increase in rent income of $2,293 due to scheduled rent steps, increased reimbursements and leasing activities and a decrease in non-cash rent adjustments of $407 for the year ended December 31, 2019.

Other revenue: Other revenue represents other items not directly related to the operations of our portfolio. The decrease in other revenue by $534 to $0 for the year ended December 31, 2019, as compared to $534 for the year ending December 31, 2018 was primarily a non-recurring fee for services provided by the Company for a joint venture that did not materialize during 2018.

Property expenses: Property expenses increased $9,788 for the year ended December 31, 2019 to $27,237 as compared to $17,449 for the year ended December 31, 2018 primarily due to an increase in expenses related to acquisitions of $8,175 offset by dispositions of $174 for a net total of $8,002. Property expenses for the same store properties increased approximately $1,786 primarily due to an increase of $1,931 in real estate tax expense due to increased assessments and a one-time adjustment reducing real estate tax expense during 2018, offset by net decreases in utilities and other operating expenses of $145.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $10,593 to approximately $37,381 for the year ended December 31, 2019 as compared to $26,788 for the year ended December 31, 2018, primarily due to an increase from acquisitions of $13,230 offset by dispositions of $382 for a net total of $12,848, and, a decrease of $2,255 for the same store properties.

General and administrative: General and administrative expenses increased approximately $1,401 to $7,481 for the year ended December 31, 2019 as compared to $6,080 for the year ended December 31, 2018. The increase is attributable primarily to professional fees for compliance of $416, net increase in payroll expense of $254, non-cash stock compensation of $400, and other expenses related to operations of the Company of $190.

Interest expense: Interest expense decreased by approximately $786 to $14,948 for the year ended December 31, 2019 as compared to $15,734 for the year ended December 31, 2018. The decrease is primarily due to the repayment of the Mezzanine Loan during 2018 offset by additional borrowings associated with our acquisition activity during 2018 and 2019. The schedule below is a comparative analysis of the components of interest expense for the years ended December 31, 2019 and 2018.

(In thousands)	Year Ended December 31,
	2019	2018

Accrued interest	$266	$656
Amortization of debt related costs	1,030	1,482
Total accretion of interest and deferred interest	1,296	2,138
Cash interest paid	13,652	13,596
Total interest expense	$14,948	$15,734

Loss on extinguishment of debt: Loss on extinguishment of debt of $5,393 in 2018 was due to the early repayment of the $30,000 Mezzanine Loan, MWG Loan, KeyBank Term Loan and partial repayment of the Transamerica Loan.

Gain on sale of real estate: There were no sales of real estate in 2019. Gain on sale of real estate of $1,004 represents the gain realized on the sale of real estate in 2018.

Change in fair value of warrant derivative: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $(181) for the year ended December 31, 2019 was due to an increase in the common stock warrant liability during 2019. The fair value of warrant derivative adjustment of $48 for the year ended December 31, 2018 was due to a decrease in the common stock warrant liability during 2018.

Non-GAAP Financial Measures

In this annual report on Form 10-K, we disclose NOI, EBITDAre, FFO and AFFO, each of which meet the definition of “non-GAAP financial measure” set forth in Item 10(e) of Regulation S-K promulgated by the SEC. As a result, we are required to include in this report a statement of why management believes that presentation of these measures provides useful information to investors.

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

NOI

We consider net operating income, or NOI, to be an appropriate supplemental measure to net income in that it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue, tenant reimbursements, and other income) less property-level operating expenses. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense, and other non-operating items.

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2019	2018
NOI:
Net loss	$(11,938)	$(21,175)
General and administrative	7,481	6,080
Depreciation and amortization	37,381	26,788
Interest expense	14,948	15,734
Loss on extinguishment of debt	—	5,393
Change in fair value of warrant derivative	181	(48)
Gain on sale of Real Estate	—	(1,004)
Other expense (income)	—	(534)
NOI	$48,053	$31,234

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss), computed in accordance with GAAP, before interest expense, tax, depreciation and amortization, gains or losses on the sale of rental property, and loss on impairments. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net loss to EBITDAre for the periods presented:

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2019	2018
EBITDAre:
Net loss	$(11,938)	$(21,175)
Depreciation and amortization	37,381	26,788
Interest expense	14,948	15,734
Loss on extinguishment of debt	—	5,393
Gain on sale of Real Estate	—	(1,004)
EBITDAre	$40,391	$25,736

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. In December 2018, NAREIT issued a white paper restating the definition of FFO. The purpose of the restatement was not to change the fundamental definition of FFO, but to clarify existing NAREIT guidance. The restated definition of FFO is as follows: Net Income (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. This restated definition does not give reference to the add back of loss on extinguishment of debt. Commencing on January 1, 2019, we adopted the restated definition of NAREIT FFO on a prospective basis and exclude the add back of loss on debt extinguishment.

We define FFO, consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends. FFO attributable to common stockholders and unit holders represents FFO reduced by dividends paid (or declared) to holders of our preferred stock.

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2019	2018
FFO:
Net loss	$(11,938)	$(21,175)
Depreciation and amortization	37,381	26,788
Loss on extinguishment of debt	—	5,393
Gain on sale of Real Estate	—	(1,004)
FFO	$25,443	$10,002
Preferred stock dividends	(6,263)	(3,940)
FFO attributable to common stockholders and unit holders	$19,180	$6,062

AFFO

Adjusted funds from operations, or AFFO, is presented in addition to FFO. AFFO is defined as FFO, excluding certain non-cash operating revenues and expenses, acquisition and transaction related costs for transactions not completed and recurring capitalized expenditures. Recurring capitalized expenditures include expenditures required to maintain and re-tenant our properties, tenant improvements and leasing commissions. AFFO further adjusts FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, impairment losses, non-cash equity compensation and non-cash interest expense.

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Year Ended December 31,
	Historical Consolidated
	2019	2018
AFFO:
FFO attributable to common stockholders and unit holders	$19,180	$6,062
Amortization of debt related costs	1,030	1,482
Non-cash interest expense	266	656
Stock compensation	1,205	805
Change in fair value of warrant derivative	181	—
Straight line rent	(1,296)	(996)
Above/below market lease rents	(1,488)	(1,304)
Recurring capital expenditure (1)	(3,143)	(2,695)
AFFO	$15,935	$4,010

_______________

(1)	Excludes non-recurring capital expenditures of $4,579 and $2,601 for the years ended December 31, 2019 and 2018, respectively.

Cash Flow

A summary of our cash flows for the years ended December 31, 2019 and 2018 are as follows:

(In thousands)	Year Ended
	2019	2018
Net cash provided by operating activities	$27,717	$14,867
Net cash used in investing activities	$(200,467)	$(141,923)
Net cash provided by financing activities	$180,187	$122,854

Operating activities: Net cash provided by operating activities for the year ended December 31, 2019 increased approximately $12,850 compared to the year ended December 31, 2018 primarily due to an increase in operating cash flows from property acquisitions, accounts payable and accrued expenses and depreciation expense, partially offset by fluctuations within working capital due to the timing of payments and rent receipts.

Investing activities: Net cash used in investing activities for the year ended December 31, 2019 increased approximately $58,544 compared to the year ended December 31, 2018 primarily due an increase in cash paid for acquisitions in 2019 of $195,141 compared to $142,635 in 2018, an increase in real estate improvements of $1,476 and 2018 proceeds from sale of real estate of $4,562. There were no sales of real estate during 2019.

Financing activities: Net cash provided by financing activities for the year ended December 31, 2019 increased approximately $57,333 to $180,187 for the year ended December 31, 2019, compared to $122,854 during the year ended December 31, 2018. Net cash provided by financing activities during the year ended December 31, 2019 included net proceeds from the issuance of common stock of approximately $153,518 and net borrowings of $46,599, offset by cash used for dividends of $19,930. Net cash provided by financing activities during the year ended December 31, 2018 included net proceeds from the issuance of common and preferred stock of approximately $89,613 and net borrowings of $49,378, offset by cash used for dividends of $11,083 and the repurchase of common stock of $5,054.

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

Existing Indebtedness as of December 31, 2019

The following is a schedule of our indebtedness as of December 31, 2019:

	Outstanding Balance	Interest rate at December 31, 2019	Final Maturity Date
Secured debt:
AIG Loan	$ 119,592	4.08%	November 1, 2023
Transamerica Loan	74,214	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	21,272	3.78%	May 1, 2028
Assumed Mortgage Loans	43,984	3.41-5.23%	January 10, 2022–January 1, 2027
Total secured debt	322,177
Unamortized debt issuance costs, net	(4,491)
Unamortized premium/(discount), net	872
Secured debt, net	318,558

Revolving line of credit facility:
Borrowings under line of credit	78,900	3.72%	August 7, 2023
Borrowings under line of credit, net	$ 78,900

Stock Issuances

Universal Shelf S-3 Registration Statement

The Company has approximately $338,178 available for issuance under its Registration Statement on Form S-3 filed on July 30, 2018 with the SEC. The registration statement allows the Company to offer debt or equity securities (or a combination thereof) from time to time.

During May 2019, the Company completed a follow-on public offering of 3,425,000 shares of common stock, including 425,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, at $17.50 per share resulting in net proceeds of approximately $55,857.

During September 2019, the Company completed a follow-on public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock issued upon exercise of the underwriters’ overallotment option at $18.00 per share, resulting in net proceeds of approximately $58,756.

ATM Program

On August 24, 2018, the Company filed a prospectus supplement to its registration statement on Form S-3, which enabled the Company, at its discretion from time to time, to sell up to $50,000 worth of shares of its common stock by way of an “at-the-market” offering (the “ATM program”). For the year ending December 31, 2019, the Company has sold 2,182,251 shares of its common stock under the ATM program for aggregate net proceeds of approximately $38,905. The Company has approximately $10,216 available for issuance under the ATM program.

Contractual Obligations and Commitments

The following table sets forth our principal obligations and commitments as of December 31, 2019:

Future Minimum Rents

($ in thousands)

Corporate Offices	2020	$453
	2021	$465
	2022	$474
	2023	$483
	2024	$479
	Thereafter	$108

In addition to the contractual obligations set forth in the table above, we have entered into employment agreements with certain of our executive officers. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $325 to $475 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

Interest Rate Risk

ASC 815, Derivatives and Hedging (formerly known as SFAS No. 133, Accounting for Derivative Instruments and hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities), requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 31, 2019, the Company has no derivative or hedging contracts.

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

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. As a result of this review, management has concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. In addition, because of changes in conditions, the effectiveness of internal control may vary over time. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

Based on the results of Management’s review and evaluation of documentation and testing of processes and procedures performed during the year ended December 31, 2019, Management has concluded that such activities provide a reasonable basis to conclude that our internal control over financial reporting was effective as of December 31, 2019 per the criteria set forth in the 2013 framework issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter that ended December 31, 2019 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2020, in connection with our 2020 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2020, in connection with our 2020 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2020, in connection with our 2020 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2020, in connection with our 2020 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2020, in connection with our 2020 annual meeting of stockholders.

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

(c)  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-173048) filed on September 10, 2014)
3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-19748) filed on June 1, 2017)
3.4	Articles Supplementary designating the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017)
3.5	Articles Supplementary designating the terms of the Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018)
4.1	Description of Common Stock
4.2	Description of Series A Preferred Stock
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
10.2	Amended and Restated Plymouth Industrial REIT, Inc. and Plymouth Industrial OP LP 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on June 1, 2017)†
10.3	Amended and Restated Employment Agreement with Jeffrey E. Witherell, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.4	Amended and Restated Employment Agreement with Pendleton P. White, Jr., dated as of June 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.5	Amended and Restated Employment Agreement with Daniel C. Wright, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.6	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)
10.7	Limited Liability Company Agreement of Plymouth Industrial 20 LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.8	Amended and Restated Promissory Note (AGLIC), dated November 18, 2016, in the original principal amount of $66,240,000.00, made payable to the order of AGLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.9	Amended and Restated Promissory Note (AHAC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of AHAC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)

Exhibit
Number	Description
10.10	Amended and Restated Promissory Note (NUFIC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of NUFIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.11	Amended and Restated Promissory Note (USLIC), dated November 18, 2016, in the original principal amount of $9,960,000.00, made payable to the order of USLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (file No. 333-196798) filed on March 29, 2017)
10.12	Loan Agreement, dated October 17, 2016, by and among American General Life Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA. and The United States Life Insurance Company in the City of New York, collectively as Lender, and the Borrowers named therein. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.13	Warrant Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.14	Stockholders Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.15	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP LP designating the terms of the Series A Preferred Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017).
10.16	Amendment to Stockholders Agreement, dated as of March 29, 2018, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on April 4, 2018)
10.17	Loan Agreement, dated as of July 10, 2018, by and among Transamerica Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on July 17, 2018)
10.18	Purchase and Sale Agreement, dated as of November 1, 2018, by and among Plymouth Industrial REIT, Inc. and the Sellers, as defined therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.19	Reinstatement and First Amendment to Purchase and Sale Agreement, dated as of November 20, 2018, by and among Plymouth Industrial REIT, Inc. and the Sellers, as defined therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.20	Investment Agreement, dated as of November 20, 2018, by and between Plymouth Industrial REIT, Inc. and MIRELF VI Pilgrim, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.21	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP, dated as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018)
10.22	Investor Rights Agreement, dated as of December 14, 2018, by and among Plymouth Industrial REIT, Inc. and MIRELF VI Pilgrim, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018
10.23	Loan Agreement, dated as of March 21, 2019, by and among Allianz Life Insurance Company of North America and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on March 22, 2019
10.24	Promissory Note (Allianz), dated March 21, 2019, made by the Borrowers in favor of Allianz Life Insurance Company of North America (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on March 22, 2019

Exhibit
Number	Description
10.25	Amended and Restated Credit Agreement, dated as of August 7, 2019, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 7, 2019
10.26	Credit Agreement, dated as of January 22, 2020, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on January 28, 2020
21.1	List of Subsidiaries*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance*
101.XSD	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

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

Signature	Title	Date

/s/ Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Jeffrey E. Witherell

/s/ Daniel C. Wright	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
Daniel C. Wright

/s/ Pendleton P. White, Jr.	President, Chief Investment Officer and Director	February 26, 2020
Pendleton P. White, Jr.

/s/ Martin Barber	Director	February 26, 2020
Martin Barber

/s/ Philip S. Cottone	Director	February 26, 2020
Philip S. Cottone

/s/ Richard DeAgazio	Director	February 26, 2020
Richard DeAgazio

/s/ David G. Gaw	Director	February 26, 2020
David G. Gaw

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Plymouth Industrial REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Plymouth Industrial REIT, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, changes in preferred stock and equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(b) of the Company, and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum llp

Boston, Massachusetts

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Plymouth Industrial REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in preferred stock and equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 26, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

February 26, 2020

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Real estate properties	$655,788	$452,610
Less accumulated depreciation	(63,877)	(41,279)
Real estate properties, net	591,911	411,331

Cash	10,465	5,394
Cash held in escrow	9,453	7,808
Restricted cash	2,480	1,759
Deferred lease intangibles, net	57,088	37,940
Other assets	14,084	5,931
Total assets	$685,481	$470,163

Liabilities, Preferred stock and Equity
Liabilities:
Secured debt, net	$318,558	$288,993
Borrowings under line of credit, net	78,900	28,187
Accounts payable, accrued expenses and other liabilities	36,284	21,996
Deferred lease intangibles, net	8,314	7,067
Total liabilities	442,056	346,243
Commitments and contingencies (Note 12)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A; 2,040,000 shares issued and outstanding at December 31, 2019 and 2018 (aggregate liquidation preference of $51,000 at December 31, 2019 and 2018)	48,868	48,868
Series B; 4,411,764 shares issued and outstanding at December 31, 2019 and 2018 (aggregate liquidation preference of $96,574 and $96,689 at December 31, 2019 and 2018, respectively)	79,793	72,192

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 14,141,355 and 4,821,876 shares issued and outstanding at December 31, 2019 and 2018, respectively	141	49
Additional paid in capital	256,259	126,327
Accumulated deficit	(148,403)	(137,983)
Total stockholders' equity (deficit)	107,997	(11,607)
Non-controlling interest	6,767	14,467
Total equity	114,764	2,860
Total liabilities, preferred stock and equity	$685,481	$470,163

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Rental revenue	$75,290	$48,683
Other revenue	—	534
Total revenues	75,290	49,217

Operating expenses:
Property	27,237	17,449
Depreciation and amortization	37,381	26,788
General and administrative	7,481	6,080
Total operating expenses	72,099	50,317

Other income (expense):
Interest expense	(14,948)	(15,734)
Loss on extinguishment of debt	—	(5,393)
Gain on sale of real estate	—	1,004
Change in fair value of warrant derivative	(181)	48
Total other income (expense), net	(15,129)	(20,075)

Net loss	(11,938)	(21,175)
Less: loss attributable to non-controlling interest	(1,518)	(2,459)
Net loss attributable to Plymouth Industrial REIT, Inc.	(10,420)	(18,716)
Less: Preferred stock dividends	6,263	3,940
Less: Series B preferred stock accretion to redemption value	7,601	359
Less: amount allocated to participating securities	239	201
Net loss attributable to common stockholders	$(24,523)	$(23,216)
Net loss per share attributable to common stockholders	$(2.88)	$(5.76)

Weighted-average common shares outstanding basic and diluted	8,503,375	4,027,329

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest
Balance January 1, 2018	2,040,000	$48,931	—	$—	3,819,201	$39	$123,270	$(119,213)	$4,096	$7,115	$11,211
Series A preferred stock offering costs		(63)			—	—	—	—	—	—	—
Series B preferred stock, net of offering costs			4,411,764	71,833	—	—	—	—	—	—	—
Series B preferred stock accretion to redemption value				359	—	—	(359)	—	(359)	—	(359)
Net proceeds from common stock					1,262,833	13	17,830	—	17,843	—	17,843
Stock based compensation					—	—	805	—	805	—	805
Repurchase and retirement of common stock					(263,158)	(3)	(4,997)	(54)	(5,054)	—	(5,054)
Restricted shares issued					3,000	—	—	—	—	—	—
Dividends and distributions					—	—	(10,222)	—	(10,222)	(831)	(11,053)
Issuance of partnership units					—	—	—	—	—	10,642	10,642
Net loss	—	—	—	—	—	—	—	(18,716)	(18,716)	(2,459)	(21,175)
Balance January 1, 2019	2,040,000	48,868	4,411,764	72,192	4,821,876	49	126,327	(137,983)	(11,607)	14,467	2,860
Series B preferred stock accretion to redemption value				7,601	—	—	(7,601)	—	(7,601)	—	(7,601)
Net proceeds from common stock					9,057,251	90	153,428	—	153,518	—	153,518
Stock based compensation					—	—	1,205	—	1,205	—	1,205
Restricted shares issued					90,075	1	—	—	1	—	1
Dividends and distributions					—	—	(21,774)	—	(21,774)	(1,507)	(23,281)
Redemption of partnership units					172,153	1	2,926	—	2,927	(2,927)	—
Rebalancing of non-controlling interest					—	—	1,748	—	1,748	(1,748)	—
Net loss					—	—	—	(10,420)	(10,420)	(1,518)	(11,938)
Balance, December 31, 2019	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$107,997	$6,767	$114,764

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(11,938)	$(21,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,381	26,788
Straight line rent adjustment	(1,296)	(996)
Intangible amortization in rental revenue, net	(1,488)	(1,304)
Loss on extinguishment of debt	—	5,393
Amortization of debt issuance costs	1,030	2,138
Change in fair value of warrant derivative	181	(48)
Stock based compensation	1,205	805
Gain on sale of real estate	—	(1,004)
Changes in operating assets and liabilities:
Other assets	(5,724)	(239)
Deferred leasing costs	(2,005)	(1,208)
Accounts payable, accrued expenses and other liabilities	10,371	5,717
Net cash provided by operating activities	27,717	14,867
Investing activities
Acquisition of properties	(195,141)	(142,635)
Proceeds from sale of real estate, net	—	4,562
Real estate improvements	(5,326)	(3,850)
Net cash used in investing activities	(200,467)	(141,923)
Financing activities
Proceeds from issuance of common stock	153,518	17,843
Proceeds from preferred stock	—	71,770
Proceeds from issuance of secured debt	63,115	198,315
Repayment of secured debt	(64,630)	(118,914)
Repayment of mezzanine debt	—	(34,682)
Proceeds from line of credit facility	141,097	45,225
Repayment of line of credit facility	(90,750)	(38,000)
Debt issuance costs	(2,233)	(2,566)
Repurchase of common stock	—	(5,054)
Dividends paid	(19,930)	(11,083)
Net cash provided by financing activities	180,187	122,854
Net increase (decrease) in cash and cash held in escrow and restricted cash	7,437	(4,202)
Cash and cash held in escrow and restricted cash at beginning of year	14,961	19,163
Cash and cash held in escrow and restricted cash at end of year	$22,398	$14,961
Supplemental Cash Flow Disclosures:
Interest paid	$13,652	$13,596
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$5,303	$1,923
Distribution payable to non-controlling interest holder	$328	$358
Issuance of partnership units in exchange for acquisition of property	$—	$10,642
Series B accretion to redemption value	$7,601	$359
Fixed asset acquisitions included in accounts payables, accrued expenses and other liabilities	$161	$124
Deferred leasing costs included in accounts payables, accrued expenses and other liabilities	$463	$114
Assumption of mortgage notes in connection with acquisition of property	$30,582	$13,907

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of December 31, 2019 and 2018, the Company owned an 94.2% and 82.2%, respectively, common equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of December 31, 2019, the Company, through its subsidiaries, owns 85 industrial properties comprising approximately 17,800 square feet.

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

Reclassifications

For the year ended December 31, 2018, tenant recoveries totaling $12,051 on the Company’s Consolidated Statements of Operations were reclassified into rental revenue due to the adoption of ASU 2016-02, Leases (“ASU 2016-02”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or real estate acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

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

New Accounting Standards Recently Adopted

We adopted ASU 2016-02, Leases, effective January 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients, both provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements. The package of practical expedients allows us not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. The Company also elected the practical expedient to not separate non-lease components from lease components of our real estate leases.

For arrangements where the Company is the lessee, the adoption of ASU 2016-02 resulted in a material impact on our consolidated balance sheets upon the recognition of the right-of-use asset and the related lease liabilities. The Company recorded an initial right of use asset and lease liability of approximately $2,096 on the consolidated balance sheet upon adoption of ASU 2016-02 on January 1, 2019. The Company includes the right of use asset within other assets and the corresponding lease liability within accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

For arrangements where the Company is the lessor, the Company concluded the new lease standard does not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Issued but not yet Adopted

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

Segments

The Company has one reportable segment–industrial properties.  These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental income from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. Management specifically analyzes aged receivables, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, the Company has experienced immaterial write-offs. At December 31, 2019 and 2018 the Company did not recognize an allowance for doubtful accounts. The Company includes accounts receivable and straight-line rent receivables within other assets in the consolidated balance sheet. For the years ended December 31, 2019 and 2018, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Income from lease	$54,603	$34,332
Straight-line rent adjustment	1,296	996
Tenant recoveries	17,903	12,051
Amortization of above market leases	(668)	(519)
Amortization of below market leases	2,156	1,823
Total	$75,290	$48,683

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2019 and 2018. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 6, cash held in escrow for real estate tax, insurance and tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2019, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss. The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our consolidated balance sheet to amounts reported within our consolidated statement of cash flows:

	December 31,	December 31,
	2019	2018
Cash as presented on balance sheet	$10,465	$5,394
Cash held in escrow as presented on balance sheet	9,453	7,808
Restricted cash as presented on balance sheet	2,480	1,759
Cash, cash held in escrow and restricted cash as presented on cash flow statement	$22,398	$14,961

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $293 and $112 at December 31, 2019 and 2018, respectively, discussed in Note 7.

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, secured debt, line of credit, accounts payable and accrued expenses and other current liabilities. The values of these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

Debt Issuance Costs

Debt issuance costs are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the consolidated statements of operations. Debt issuance costs amounted to $6,718 and $6,232 at December 31, 2019 and 2018, respectively, and related accumulated amortization amounted to $2,227 and $1,754 at December 31, 2019 and 2018, respectively. At December 31, 2019, the Company has classified net unamortized debt issuance costs of $1,133 related to the Line of Credit Agreement from Borrowings under line of credit, net to other assets in the consolidated balance sheet.

Stock Based Compensation

The Company grants stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock. The Company measures stock-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period. Forfeitures of unvested shares are recognized in the period the forfeiture occurs.

Loss per Share

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

Consolidation

The Company’s consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and controlling interests. All intercompany accounts and transactions have been eliminated in consolidation. The Company considers the issuance of member interests in entities that hold its properties under the guidance of ASC 360 Property, Plant and Equipment (ASC 360), and ASC 976, Real Estate, (ASC 976) as referenced by ASC 810, Consolidation, (ASC 810). See Note 9.

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

The Company files income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2016 and thereafter. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.

To the extent the Company does not utilize the full amount of the annual federal NOLs, the unused amount may normally be carried forward for 20 years to offset taxable income in future years. The Company had federal NOL carryforwards originating from 2012 through 2018 of approximately $35,322. The Company will incur no federal taxable income during 2019 after utilizing the dividends paid deduction, resulting in net operating loss carryforwards to 2020 of approximately $35,322. NOLs generated from 2018 and onwards are not limited to 20 years and can be carried forward indefinitely with the exception that they can only offset up to 80% of federal taxable income in future years.

The Company’s net tax basis of real estate assets amounted to $602,848 and $487,049 as of December 31, 2019 and 2018, respectively.

Real Estate Property Acquisitions

In accordance with Financial Accounting Standards Board, (FASB), ASC 805-10 “Business Combinations”, the assets and liabilities acquired are recorded at their fair values as of the acquisition date. The Company implemented ASU 2017-01 as of July 2017 and concluded that the acquisition of properties will be accounted for as an asset acquisition as opposed to a business combination. The significant difference between the two accounting models is that within an acquisition of assets, acquisition costs are capitalized as a cost of the assets, whereas in a business combination acquisition costs are expensed and not included as part of the consideration transferred.

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

Non-controlling Interests

As further discussed in Note 9, the Company has issued non-controlling interests in its Operating Partnership. The net loss attributable to the non-controlling interests is presented in the Company’s consolidated statements of operations.

3. Real Estate Properties

Real estate properties consisted of the following at December 31, 2019 and 2018:

	2019	2018
Land	$127,439	$92,628
Buildings, building improvements and tenant improvements	474,492	325,933
Site improvements	52,998	33,270
Construction in progress	859	779
	655,788	452,610
Less accumulated depreciation	(63,877)	(41,279)
Real estate properties	$591,911	$411,331

Depreciation expense was $22,633 in 2019 and $16,477 in 2018.

Acquisitions of Real Estate

The Company made the following acquisitions of properties during the year ended December 31, 2019:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands)(1)
Chicago, IL	January 4, 2019	73,785	1	$5,425
Indianapolis, IN	June 10, 2019	484,879	1	17,100
St. Louis, MO	July 29, 2019	129,000	1	5,400
Memphis, TN	August 29, 2019	566,281	1	22,050	(2)
Chicago, IL	August 29, 2019	1,071,129	7	32,250
Cincinnati/Columbus, OH	August 30, 2019	591,695	6	36,200	(3)
Atlanta, GA	October 30, 2019	295,693	1	19,400
St. Louis, MO	November 21, 2019	59,055	1	3,525
Shadeland, IN	December 4, 2019	1,747,411	9	49,815
Indianapolis, IN	December 4, 2019	353,000	1	12,150
Findlay, OH	December 20, 2019	405,000	1	16,800
Year ended December 31, 2019		5,776,928	30	$220,115

(1) Purchase price does not include capitalized acquisition costs

(2) The purchase price of $22,050 includes the assumption of approximately $9,577 of existing mortgage debt secured by the property.

(3) The purchase price of $36,200 included the assumption of approximately $21,005 of existing mortgage debt secured by the property

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The Company made the following acquisitions of properties during the year ended December 31, 2018:

Market	Date Acquired	Square Feet	Properties	Purchase Price (in thousands)(1)
Chicago, IL	April 9, 2018	269,999	2	$15,675
Cleveland, OH	September 27, 2018	400,184	1	27,000
Cincinnati, OH	October 15, 2018	1,100,000	1	24,800	(2)
Jacksonville, FL	December 14, 2018	1,133,516	3	97,100
Year ended December 31, 2018		2,903,699	7	$164,575

(1) Purchase price does not include capitalized acquisition costs

(2) The purchase price of $24,800 includes the assumption of approximately $13,907 of existing mortgage debt secured by the property and the issuance of 626,011 units of Operating Partnership units valued at approximately $10,642.

The allocation of the aggregate purchase price in accordance with FASB, ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Purchase price allocation	Year ended December 31, 2019 Purchase Price	Year ended December 31, 2018 Purchase Price
Total Purchase Price
Purchase Price	$220,115	$164,575
Acquisition Costs	5,608	2,608
Total	$225,723	$167,183

Allocation of Purchase Price
Land	$34,810	$33,938
Building	143,313	103,570
Site Improvements	19,727	11,823
Total real estate properties	197,850	149,331

Deferred lease intangibles
Tenant relationships	5,692	4,819
Leasing Commissions	4,115	3,659
Above Market Lease Value	519	1,225
Below Market Lease Value	(3,312)	(2,174)
Lease in Place Value	21,884	10,231
Net deferred lease intangibles	28,898	17,760
Assumed debt – market value

Above market debt	(1,025)	—
Below market debt	—	92
Net assumed debt – market value	(1,025)	92
Totals	$225,723	$167,183

Sale of Real Estate

During the year ended December 31, 2018, the Company disposed of a single, 112,144 square foot property located in Milwaukee, WI with a net book value of approximately $3,953. Net proceeds from the sale were approximately $4,562, and the Company recognized a gain on the sale of approximately $1,004. There were no sales of real estate during the year ended December 31, 2019.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

4. Deferred Lease Intangibles

Deferred lease intangible assets consisted of the following at December 31, 2019 and 2018:

	2019	2018
Above market lease	$3,815	$3,310
Lease in place	56,005	35,521
Tenant relationships	15,865	10,333
Leasing commission	12,268	8,318
Leasing commission after acquisition	3,840	1,523
	91,793	59,005
Less Accumulated amortization	(34,705)	(21,065)
Deferred lease intangibles	$57,088	$37,940

Deferred lease intangible liabilities consisted of the following at December 31, 2019 and 2018:

	2019	2018
Below market leases	$12,983	$9,690
Less accumulated amortization	(4,669)	(2,623)
Deferred lease intangibles	$8,314	$7,067

Amortization of above and below market leases was recorded as an adjustment to revenues and amounted to $1,488 and $1,304 in 2019 and 2018, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization in the accompanying consolidated statements of operations and amounted to $14,748 and $10,311 in 2019 and 2018, respectively.

Projected amortization of deferred lease intangibles for the next five years and thereafter as of December 31, 2019 is as follows:

Year	Amortization Expense Related to Other Intangible Lease Assets and Liabilities (in thousands)	Net Increase to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2020	$18,285	$(1,616)
2021	$12,990	$(1,211)
2022	$7,816	$(915)
2023	$6,071	$(706)
2024	$3,874	$(518)
Thereafter	$6,087	$(1,383)

5. Leases

As a Lessor

We lease our properties to tenants under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Many of our leases include the recovery of certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses are recognized in Rental revenue in the consolidated statements of operations. Some of our tenant leases contain options to extend leases at a fair market rate and may also include options to terminate. A minor number of the Company’s tenant leases are subject to changes in the Consumer Price Index (“CPI”).

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

As of December 31, 2019, undiscounted future minimum rental receipts due under non-cancellable operating leases for each of the next five years and thereafter were as follows (in thousands):

Future Minimum Rental Receipts
2020	$69,624
2021	59,447
2022	47,207
2023	37,830
2024	28,268
Thereafter	58,089
Total minimum rental receipts	$300,465

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

As a Lessee

At December 31, 2019, we have three, non-cancelable office space operating leases. These leases have remaining lease terms ranging from 4.7 years to 5.3 years. The lease agreements do not contain residual value guarantees or options to renew. As of December 31, 2019, total right of use assets and lease liabilities were approximately $2,104 and $2,141, respectively. In arriving at the lease liability as of December 31, 2019, we applied a weighted-average incremental borrowing rate of 5.3% over the weighted-average remaining lease term of 5.2 years. The incremental borrowing rate is the rate equal to our borrowings under the revolving line of credit facility at the time we enter into the respective lease agreement.

The following table summarizes the operating lease expense recognized during the year ended December 31, 2019 included in the Company’s consolidated statements of operations.

Year ended December 31, 2019

Operating lease expense included in general and administrative expense attributable to office leases	$466

The following table summarizes supplemental cash flow information related to operating leases recognized during the year ended December 31, 2019 in the Company’s consolidated statements of cash flows.

Year ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$429

The following table summarizes the minimum rental commitments under our non-cancelable leases, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating leases in which we are the lessee (in thousands):

December 31, 2019
2020	$453
2021	465
2022	474
2023	483
2024	479
Thereafter	108
Total undiscounted rental commitments	2,462
Present value adjustment using incremental borrowing rate	321
Total lease liability	$2,141

As December 31, 2019 and 2018, the Company had no finance leases.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

6. Borrowing Arrangements

Secured Debt

The following table sets forth a summary of the Company’s secured debt outstanding at December 31, 2019 and 2018:

	Outstanding Balance at
	December 31, 2019	December 31, 2018	Interest rate at December 31, 2019	Final Maturity Date
AIG Loan	$119,592	$120,000	4.08%	November 1, 2023
Transamerica Loan	74,214	74,620	4.35%	August 1, 2028
Allianz Loan	63,115	—	4.07%	April 10, 2026
Minnesota Life Loan	21,272	21,500	3.78%	May 1, 2028
Assumed Mortgage Loans	43,984	13,873	3.41-5.23%	January 10, 2022–January 1, 2027
KeyBank Bridge Loan	—	63,115	-	-
	$322,177	$293,108
Unamortized debt issuance costs, net	(4,491)	(4,115)
Unamortized premium/(discount), net	872	—
Secured debt, net	$318,558	$288,993

Significant features of the Company’s secured debt borrowings are as follows:

AIG Loan

On October 17, 2016, certain indirect subsidiaries of the Operating Partnership entered into a loan agreement with investment entities managed by AIG Asset Management (the “AIG Loan”), which provided the Company $120,000 of commercial mortgage loans. The AIG Loan bears interest at a fixed rate of 4.08% per annum. The Company was required to make monthly interest-only payments through November 1, 2019 and thereafter equal monthly payments of principal plus interest with a final balloon payment on November 1, 2023.

The borrowings under the AIG Loan are secured by first lien mortgages on the properties held by wholly-owned subsidiaries of Plymouth Industrial 20 LLC. The obligations under the AIG Loan are also guaranteed in certain circumstances by the Company and certain of the Operating Partnership’s wholly-owned subsidiaries. The Company has the right to prepay a portion of the AIG Loan subject to a prepayment penalty.

The Company is required to meet financial based covenants under the AIG Loan, which include the maintenance of minimum levels of liquidity and net worth. The Company is also required to meet certain negative covenants, including but not limited to the restrictions on additional indebtedness, restrictions on liens, fundamental changes in the business, including change in control, dispositions, restricted payments, transactions with affiliates and burdensome agreements. The Company is in compliance with the respective covenants at December 31, 2019.

Transamerica Loan

On July 10, 2018, certain wholly-owned subsidiaries of the Operating Partnership (the “Transamerica Borrowers”) entered into a loan agreement with Transamerica Life Insurance Company (the “Transamerica Loan”), which provided the Company $78,000 of commercial mortgage loans. The Transamerica Loan bears interest at a fixed rate of 4.35% per annum. The Company was required to make monthly interest-only payments through August 2019 and thereafter equal monthly payments of principal plus accrued interest with a balloon payment on August 1, 2028.  The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Each Transamerica Borrower has guaranteed the payment obligations of all the other Transamerica Borrowers under the Transamerica Loan. The Company is required to meet certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy per the Transamerica Loan. The Company is in compliance with the respective covenants at December 31, 2019.

Allianz Loan

On March 21, 2019, certain wholly-owned subsidiaries of the Operating Partnership (the “Allianz Borrowers”) entered into a loan agreement with Allianz Life Insurance Company of North America (the “Allianz Loan”), which provided the Company $63,115 of commercial mortgage loans. The Allianz Loan bears interest at a fixed rate of 4.07% per annum. The Company is required to make interest-only payments through April 2022. Thereafter, the Company will make monthly payments of principal plus accrued interest with a balloon payment on April 10, 2026. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

Each Allianz Borrower has guaranteed the payment obligations of all the other Allianz Borrowers under the Notes. The Company is required to meet certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds as defined within the Allianz Loan. The Company is in compliance with the respective covenants at December 31, 2019.

Minnesota Life Loan

On April 30, 2018, certain wholly-owned subsidiaries of the Operating Partnership (the Minnesota Life Borrowers”) entered into a secured loan agreement with Minnesota Life Insurance Company (the “Minnesota Life Loan”), which provided the Company $21,500 of commercial mortgage loans. The Minnesota Life Loan bears interest at 3.78% per annum. The Company was required to make monthly interest-only payments through April 30, 2019 and thereafter equal monthly payments of principal plus accrued interest with a balloon payment due on May 1, 2028. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

Each Minnesota Life Borrower has guaranteed the payment obligations of all the other Minnesota Life Borrowers under the Notes. The Company is required to meet certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy per the Minnesota Life Loan. The Company is in compliance with the respective covenants at December 31, 2019.

Assumed Mortgage Loans

The Company has the following assumed mortgage loans outstanding:

Fisher Park Mortgage

On October 15, 2018, a wholly-owned subsidiary of the Operating Partnership (the “Fisher Park Borrower”) assumed a mortgage (the “Fisher Park Mortgage”) in the amount of $13,907 in connection with the Company’s acquisition of the property in greater Cincinnati. The Fisher Park Mortgage, held by JP Morgan Chase Bank bears interest at 5.23% and is secured by the property. The Fisher Park Mortgage requires monthly installments of principal plus accrued interest through January 1, 2027, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the mortgage approaches maturity. Borrowings outstanding amounted to $13,661 and $13,873 at December 31, 2019 and 2018, respectively.

The Company is required to meet certain financial covenants, customary events of default, including non-payment of principal or interest and bankruptcy, and certain trigger events to occur upon the Debt Service Coverage Ratio going below certain thresholds per the Fisher Park Mortgage. The Company is in compliance with all the respective covenants at December 31, 2019.

South Park Mortgage

On August 29, 2019, a wholly-owned subsidiary of the Operating Partnership (the “South Park Borrower”) assumed a mortgage (the “South Park Mortgage”) in the amount of $9,577 in connection with the Company’s acquisition of a property in Memphis. The South Park Mortgage, held by Lincoln National, bears interest at 3.41% and is secured by the property. The South Park Mortgage requires monthly installments of principal plus accrued interest through January 10, 2022, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the mortgage approaches maturity. Borrowings outstanding amounted to $9,507 at December 31, 2019.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The Company is required to meet certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy per the South Park Mortgage. The Company is in compliance with the respective covenants at December 31, 2019.

Orange Point Mortgage

On August 30, 2019, a wholly-owned subsidiary of the Operating Partnership (the “Orange Point Borrower”) assumed a mortgage (the “Orange Point Mortgage”) in the amount of $21,005 in connection with the Company’s acquisition of the 6-property portfolio in Cincinnati and Columbus. The Orange Point Mortgage, held by Ohio National Life Insurance Company, bears interest at 4.14% and is secured by the properties. The Orange Point Mortgage requires monthly installments of principal plus accrued interest through August 1, 2024, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the mortgage approaches maturity. Borrowings outstanding amounted to $20,816 at December 31, 2019.

The Company is required to meet certain covenants, customary events of default, including non-payment of principal or interest and bankruptcy per the Orange Point Mortgage. The Company is in compliance with the respective covenants at December 31, 2019.

Revolving Line of Credit Facility

The following table sets forth a summary of the Company’s borrowings outstanding under its line of credit at December 31, 2019 and 2018:

	Outstanding Balance at		Interest rate at December 31, 2019	Final Maturity Date
	December 31, 2019	December 31, 2018

Borrowings under line of credit, net	$ 78,900	$ 28,187	3.72%	August 7, 2023

The Operating Partnership has a revolving line of credit (the “Revolving Line of Credit”) with a lending syndicate led by KeyBank National Association (“KeyBank”). The Revolving Line of Credit provided up to $45,000 and was amended and restated August 7, 2019 and increased to $100,000. The maximum borrowings available under the Revolving Line of Credit may be increased to $200,000 in the event certain conditions are met by the Operating Partnership. The Revolving Line of Credit matures in August 2023 and includes two six-month renewal options through August 2024 subject to the agreement of the lenders.

Borrowings under the New Credit Agreement bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0% or (2) LIBOR, plus, in either case, a spread between 100 and 150 basis points for base rate loans or a spread between 200 and 250 basis points for LIBOR rate loans, with the amount of such spread depending on the Borrower’s total leverage ratio.

The Revolving Line of Credit is secured by certain assets of the Operating Partnership and certain of its subsidiaries and includes the Company guarantee for the payment of all indebtedness under the Revolving Line of Credit. The Revolving Line of Credit contains financial covenants as defined within the Revolving Line of Credit. The Company is also required to meet customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Company is in compliance with the respective covenants at December 31, 2019.

Borrowings under the Revolving Line of Credit amounted to $78,900 and $28,550 at December 31, 2019 and 2018, respectively, offset by unamortized debt issuance costs of $363, at December 31, 2018.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Repayments of Debt

On March 21, 2019, the Company used proceeds of $63,115 from the Allianz Loan discussed above, to retire secured borrowings of the same amount obtained under a secured Libor-based bridge loan provided by KeyBank on December 14, 2018. The Company did not recognize any gain or loss on extinguishment of the debt.

On May 24, 2018, the Company used a portion of the proceeds from a $35,700 senior secured LIBOR-based term loan with KeyBank to repay borrowings and accrued interest under a 15% $30,000 Mezzanine Loan previously obtained in 2016. The Company recognized a $3,601 loss on extinguishment of debt, which included a pre-payment premium penalty of $2,896 and the write-off of unamortized deferred financing fees of $705.

On July 10, 2018, the Company used the proceeds of the Transamerica Loan, along with additional working capital, to repay $79,800 under a term loan with Special Situations Investing Group II, LLC (the “MWG Loan”). The Company recognized a loss on extinguishment of debt of $804, which represented the write off of unamortized deferred financing fees.

On December 14, 2018, the Company used the proceeds of the Series B Preferred Offering to fully repay borrowings in the amount of $37,500 under a term loan with KeyBank (the “KeyBank Term Loan”). The Company recognized a loss on extinguishment of debt of $593, which represented the write off of unamortized deferred financing fees.

Future Principal Payments Of Debt

Principal payments on the Company’s long-term debt due in each of the next five years and thereafter as of December 31, 2019 are as follows:

Year ending December 31:	Amount
2020	$5,168
2021	5,389
2022	15,176
2023	194,562
2024	21,812
Thereafter	158,970

7. Common Stock

Follow-on Offerings

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

On August 24, 2018, the Company entered into a distribution agreement with D.A. Davidson & Co., KeyBanc Capital Markets and National Securities Corporation (the “Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000 through an “at-the-market equity offering program” (the “ATM program”).

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

During the year ended December 31, 2019, the Company sold 2,182,251 securities for a weighted average share price of $18.23 under the ATM program, resulting in net proceeds of approximately $38,905, of which 562,900 shares were sold in the quarter ended December 31, 2019. As of December 31, 2019, the Company had approximately $10,216 available for issuance under the ATM program.

The Company did not sell any securities under the ATM Program during the year ended December 31, 2018.

Common Stock Warrants

The Company has warrants outstanding to acquire 303,382 shares of the Company’s common stock at an exercise price of $18.96 per share, which expire in 2022. The warrants are accounted for as a liability on the accompanying consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations.

A roll-forward of the warrants is as follows:

Balance at January 1, 2018	$160
Issuance of common stock warrant	—
Change in fair value	(48)
Balance at December 31, 2018	112
Issuance of common stock warrant	—
Change in fair value	181
Balance at December 31, 2019	$293

The warrants in the amount of $293 at December 31, 2019 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $18.96, volatility of 18.1%, an expected annual dividend of $1.50, a term of 2.5 years and an annual risk-free interest rate of 1.6%. The warrants in the amount of $112 at December 31, 2018 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $21.06, volatility of 20.0%, an expected annual dividend of $1.50, a term of 3.5 years and an annual risk-free interest rate of 2.47%.

The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the years ended December 31, 2019 and 2018.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the years ended December 31, 2019 and 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.3750	$1,923
Second quarter	$0.3750	$3,257
Third quarter	$0.3750	$5,027
Fourth quarter	$0.3750	$5,303

2018
First quarter	$0.3750	$1,334
Second quarter	$0.3750	$1,334
Third quarter	$0.3750	$1,807
Fourth quarter	$0.3750	$1,808

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Characterization of Common Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s common stock for the year ended December 31, 2019.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Return of Capital
3/14/2019	3/29/2019	4/30/2019	$ 0.3750	$ 0.171492	$ 0.203508
6/14/2019	6/28/2019	7/31/2019	$ 0.3750	$ 0.171492	$ 0.203508
9/13/2019	9/30/2019	10/31/2019	$ 0.3750	$ 0.171492	$ 0.203508
12/13/2019	12/31/2019	1/31/2020	$ 0.3750(1)	—	—

(1)  This distribution was in excess of current and accumulated earnings and profits. Per IRC Section 857(b)(9), this distribution will not impact the basis of securities held by US taxpayer(s) for tax year 2019.

8. Preferred Stock

Series A Preferred Stock

In the fourth quarter of 2017, the Company completed the offering of 2,040,000 shares of Series A Preferred Stock, including 240,000 shares exercised under the underwriter’s over-allotment, at a per share price of $25.00 for net cash proceeds of $48,868. The offering of the Series A Preferred Stock was registered with the SEC, pursuant to a registration statement on Form S-11 declared effective on October 18, 2017.

The relevant features of the Series A Preferred Stock are as follows:

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the affairs of the Company, the holders of shares of the Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders on parity with Series B Preferred as set forth below, before any payment shall be made to the holders of Common Stock, an amount per share equal to $25.00 per share, plus any accrued and unpaid dividends.

Redemption Rights

Holders of the Series A Preferred Stock have the right to require the Company to redeem for cash, their shares of Series A Preferred Stock in the event of a change in control of the Company or a delisting of the Company’s shares. The Company also has the right to redeem the shares of Series A Preferred Stock in the event of a change in control of the Company or a delisting of the Company’s shares. Since this contingent redemption right is outside of the control of the Company, the Company has presented its Series A Preferred Stock as temporary equity. The redemption price is $25.00 per share, plus any accrued and unpaid dividends.

The Company has the right to redeem the Series A Preferred Stock at its option commencing on December 31, 2022 at $25.00 per share, plus any accrued and unpaid dividends.

Conversion

The shares of Series A Preferred Stock are not convertible.

Voting Rights

Holders of shares of the Series A Preferred Stock generally do not have any voting rights, except in the event dividends are in arrears for six or more quarterly periods (whether or not consecutive), the number of directors of the Company’s board of directors will automatically be increased by two and holders of shares of Series A Preferred Stock, voting together as a single class with the holders of the Series B Preferred or any other then-outstanding class or series of capital stock ranking on parity with the Series A Preferred Stock upon which like voting rights have been conferred and are exercisable, or collectively, any Voting Preferred Stock and the holders of Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on our board of directors, until all unpaid dividends for past dividend periods shall have been paid in full.

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

The following table sets forth the Series A Preferred Stock distributions that were declared or paid during the years ended December 31, 2019 and 2018.

	Cash Dividends Declared per Share	Aggregate Amount
2019
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$956

2018
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$956

Characterization of Series A Preferred Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s Series A Preferred Stock for the year ended December 31, 2019.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Return of Capital
3/1/2019	3/15/2019	4/1/2019	$ 0.4688	$ 0.4688	$ -
5/31/2019	6/14/2019	7/1/2019	$ 0.4688	$ 0.4688	$ -
8/30/2019	9/13/2019	9/30/2019	$ 0.4688	$ 0.4688	$ -
11/29/2019	12/13/2019	12/31/2019	$ 0.4688	$ 0.4688	$ -

Series B Preferred Stock

On December 14, 2018, the Company in a private placement exempt from registration under the federal securities laws (the “Private Placement”), completed the offering of 4,411,764 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $17.00 per share for an aggregate consideration of $75,000 (the “Purchase Price”) or $71,800, net of issuance costs.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The relevant features of the Series B Preferred Stock are as follows:

Liquidation Preference

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and ranks on a parity with the shares of the Company’s 7.50% Series A Cumulative Redeemable Preferred Stock, in each case, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The shares of Series B Preferred Stock have a Liquidation Preference,( Series B Liquidation Preference) which is defined as an amount per share equal to the greater of (a) an amount necessary for the Investor to receive a 12.0% annual internal rate of return on the issue price of $17.00, taking into account dividends paid from December 14, 2018 until (i) the date of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (ii) the Conversion Date, or (iii) the Redemption Date, as the case may be, and (b) $21.89 (subject to adjustment), plus accrued and unpaid dividends through and including (x) the date of such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (y) the Conversion Date, or (z) the Redemption Date, as the case may be. For the years ended December 31, 2019 and 2018, accretion recorded in relation to the 12% annual internal rate of return and offering costs is $7,601 and $359, respectively.

Redemption Rights

The Company and the holders of the Series B Preferred Stock each have the right to redeem the shares of the Series B Preferred Stock upon certain change of control events, including a delisting of the Company’s common stock. At the option of each holder of Series B Preferred Stock, the Company shall redeem all of the Series B Preferred Stock at a price equal to the greater of (1) an amount in cash equal to 100% of the Liquidation Preference thereof and (2) the consideration the holders would have received if they had converted their shares of Series B Preferred Stock into Common Stock immediately prior to the change of control event. At any time following December 31, 2022, the Company may elect to redeem up to fifty percent (50.0%) of the outstanding shares of Series B Preferred Stock, and at any time following December 31, 2023, the Company may elect to redeem up to one hundred percent (100.0%) of the outstanding shares of Series B Preferred Stock for an amount in cash per share of Series B Preferred Stock equal to the Redemption Price per share of Series B Preferred Stock. The Redemption Price is defined as the greater of (i) the Liquidation Preference per share of Series B Preferred Stock as of the Redemption Date or (ii) the 20-day volume weighted average price per share; provided, however, following such time as the number of shares of Series B Preferred Stock that shall have been redeemed is equal to the maximum number of shares of Series B Preferred Stock that can be converted (whether into cash or shares of Common Stock) such that, if all such shares of Series B Preferred Stock had been converted into Common Stock, the certain percentage investment ownership thresholds would have been reached (but not exceeded), the Redemption Price shall be equal to the Liquidation Preference.

Since the holders of the Series B Preferred Stock have a contingent redemption right that is outside the control of the Company, the Company has presented its Series B Preferred Stock as temporary equity.

Conversion Rights

The holders of the Series B Preferred Stock have the right to convert their shares of Series B Preferred Stock commencing January 1, 2022. Beginning January 1, 2022, if the 20-day volume weighted average price per share of Common Stock is equal to or exceeds $26.35 (subject to adjustment), the Company has the right to convert each share of Series B Preferred Stock. Commencing December 31, 2024, the Series B Preferred Stock, subject to availability of funds, are to be automatically converted.

Any conversion of shares of Series B Preferred Stock may be settled by the Company, at its option, in shares of Common Stock, cash or any combination thereof. However, unless and until the Company’s stockholders have approved the issuance of greater than 19.99% of the outstanding Common Stock as of the date of the closing of the Private Placement, (December 14, 2018) as required by the NYSE American rules and regulations (“stockholder approval”), the Series B Preferred Stock may not be converted into more than 19.99% of the Company’s outstanding Common Stock as of the date of the closing of the Private Placement. In addition, the Company cannot opt to convert the Series B Preferred Stock into more than 9.9% of the outstanding Common Stock without approval of the holders of Series B Preferred Stock.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The initial conversion rate is one share of Series B Preferred Stock for one share of Common Stock, subject to proportionate adjustments for certain transactions affecting the Company’s securities such as stock dividends, stock splits, combinations and other corporate reorganization events, provided that the value of the Common Stock, determined in accordance with terms of the Articles Supplementary is equal to or greater that the liquidation preference of the Series B Preferred Stock.  To the extent the Company opts to settle the conversion of shares of Series B Preferred Stock in cash, (1) until such time as the maximum number of shares of Series B Preferred Stock have been converted such that, if all such shares had been converted into Common Stock, stockholder approval would be necessary to convert additional shares into Common Stock, the Company will pay cash equal to the greater of the liquidation preference or the 20-day volume weighted average price per share (20 Day VWAP), and (2) following such time, the Company will pay cash equal to the liquidation preference per share of Series B Preferred Stock. On December 31, 2024, all issued and outstanding shares of Series B Preferred Stock are required to convert at the Settlement Amount as of that date, provided, however , that prior to the receipt of stockholder approval, conversion of the Series B Preferred Stock into Common Stock shall be subject to the 19.99% threshold; provided, further, however, that prior to the receipt of the 10.0% Consent, conversion of the Series B Preferred Stock into Common Stock shall be subject to the 10.0% threshold. The Settlement Amount is defined as follows:

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

Voting Rights

Holders of the Series B Preferred Stock generally do not have any voting rights, except in the event dividends are in arrears for six or more quarterly periods (whether or not consecutive), the number of directors of the Company’s board of directors will automatically be increased by two and holders of Series B Preferred Stock, voting together as a single class with the holders of the Series A Preferred or any other then-outstanding class or series of capital stock ranking on parity with the Series B Preferred Stock upon which like voting rights have been conferred and are exercisable, or collectively, any Voting Preferred Stock and the holders of Series B Preferred Stock will be entitled to vote for the election of two additional directors to serve on our board of directors, until all unpaid dividends for past dividend periods shall have been paid in full.

After December 31, 2024, holders of Series B Preferred Stock will be entitled to vote as a single class with the holders of Common Stock on an as-converted basis (up to a maximum of 19.99% of the Common Stock outstanding on the date of the closing of the Private Placement, unless stockholder approval has been received).

Protective Rights

The Company is required to obtain an affirmative vote of a majority of the holders of Series B Preferred Stoc to (i) authorize, create, issue or increase, or reclassify any class of capital stock into any class or series of Senior Equity Securities or Parity Equity Securities (as such terms are defined in the Articles Supplementary), (ii) authorize any class of partnership interests in the Operating Partnership that are senior to the partnership interests currently in existence, (iii) amend, alter, repeal or otherwise change the rights, preferences, preferences, privileges or powers of the Series B Preferred Stock, (iv) approve any dividend other than cash dividends paid in the ordinary course of business consistent with past practice, or required to be paid by the Company to maintain REIT status, (v) affect any voluntary deregistration under the Securities Exchange Act of 1934, as amended, or voluntary delisting with the NYSE American with respect to the Common Stock, (vi) incur any indebtedness in excess of the limits set forth in the Articles Supplementary, (vii) adopt a “poison pill” or similar anti-takeover agreement or plan, and (viii) following December 31, 2024, enter into a Change in Control Transaction (as defined in the Articles Supplementary) or make certain acquisitions.

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

The following table sets forth the Series B preferred stock dividends that were declared during the year ended December 31, 2019 and the year ended December 31, 2018. The Company did not pay any dividends prior to the closing of the offering of its Series B Preferred Stock on December 14, 2018.

	Cash Dividends
	Declared	Aggregate
	per Share	Amount
2019
First quarter	$0.13813	$610
Second quarter	$0.13813	$610
Third quarter	$0.13813	$610
Fourth quarter	$0.13813	$610

2018
Fourth quarter (commencing December 14, 2018 to December 31, 2018)	$0.02609	$115

9. Non-Controlling Interests

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

The following table sets forth the OP Unit distributions that were declared during the years ended December 31, 2019 and 2018. The Company did not pay any distributions prior to the issuance of the OP Units in connection with the Shadeland Portfolio acquisition on August 11, 2017.

	Cash Distributions Declared per OP Unit		Aggregate Amount
2019
First quarter	$0.375		$393
Second quarter	$0.375		$393
Third quarter	$0.375		$393
Fourth quarter	$0.375		$328

2018
First quarter	$0.375		$158
Second quarter	$0.375		$158
Third quarter	$0.375		$158
Fourth quarter	$0.375	(1)	$357

____________________

(1)	Distributions for the OP Units issued in connection with the Cincinnati, Ohio acquisition were paid on a pro-rated distribution equal to a quarterly distribution of $0.375 per OP Unit or $199 in the aggregate for the quarter ended December 31, 2018.

The proportionate share of the loss attributed to the partnership units was $1,518 and $2,459 for the year ended December 31, 2019 and 2018, respectively.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

During December 2019, 172,153 OP units were redeemed for 172,153 shares of our common stock. The Company adjusted the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying consolidated statements of changes in preferred stock and equity.

10. Incentive Award Plan

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

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards. In addition, the Company will grant its Independent Board of Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Independent Board of Directors vest equally over a three-year period. Annual grants given to the Company’s Independent Board of Directors vest over the shorter of 1 year from the date of grant, or, the next annual shareholder meeting. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period. The following table is a summary of the total restricted shares granted for the years ended December 31, 2019 and 2018:

Shares
Unvested restricted stock at January 1, 2018	163,157
Granted	3,000
Forfeited	—
Vested	(42,106)
Unvested restricted stock at December 31, 2018	124,051
Granted	90,075
Forfeited	—
Vested	(51,942)
Unvested restricted stock at December 31, 2019	162,184

The Company recorded equity-based compensation in the amount of $1,205 and $805 for the years ended December 31, 2019 and 2018, respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations. Equity-based compensation expense for shares issued to employers and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at December 31, 2019 was approximately $2,275 and is expected to be recognized over a weighted average period of approximately 2.8 years. The fair value of the 90,075 restricted shares granted during 2019 was approximately $1,559 with a weighted average fair value of $17.31 per share. The fair value of the 3,000 restricted shares granted during 2018 was approximately $48 with a weighted average fair value of $16.00 per share. The fair value related to the restricted stock was calculated based on the stock price on the date of the grant.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

11. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2019	2018
Numerator
Net loss	$(11,938)	$(21,175)
Less: loss attributable to non-controlling interest	(1,518)	(2,459)
Net loss attributable to Plymouth Industrial REIT, Inc.	(10,420)	(18,716)
Less: Preferred stock dividends	6,263	3,940
Less: Series B preferred stock accretion to redemption value	7,601	359
Less: amount allocated to participating securities	239	201
Net loss attributable to common stockholders	$(24,523)	$(23,216)

Denominator
Weighted-average common shares outstanding basic and diluted	8,503,375	4,027,329

Net loss per share attributable to common stockholders – basic and diluted	$(2.88)	$(5.76)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities include the 303,382 shares of common stock warrants and 162,184 shares of restricted common stock. The stock warrants and restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

12. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, President and Chief Investment Officer, and Executive Vice President and Chief Financial Officer. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $325 to $475 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

13. Retirement Plan

The Company in December, 2014 established an individual SEP IRA retirement account plan for all employees. The Company has accrued a contribution for 2019 in the amount of $240 and an amount of $190 for 2018, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets at December 31, 2019 and 2018, respectively. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund them in future years.

14. Subsequent Events

On January 22, 2020, the Company (the “borrower”) entered into a Credit Agreement with KeyBank National Association (“KeyBank”) and the other lenders that are parties thereto, with KeyBank, as Agent, and KeyBank Capital Markets, as Sole Lead Arranger and Sole Book Manager (the “Credit Agreement”). The Credit Agreement provides the Borrower with a term loan with a total commitment of $100 million, subject to certain conditions. The Credit Agreement matures on the earlier of (1) October 22, 2020 and (2) the date KeyBank ceases to serve as administrative agent under the Company’s Revolving Line of Credit, dated as of August 7, 2019. Borrowings under the Credit Agreement bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0% or (2) LIBOR, plus, in either case, a spread between 100 and 150 basis points for base rate loans or a spread between 200 and 250 basis points for LIBOR rate loans, with the amount of such spread depending on our total leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also contains financial covenants as defined within the Credit Agreement.

On January 24, 2020, the Company acquired a single Class B industrial property, consisting of approximately 465,940 square feet, located in Chicago, Illinois for an aggregate purchase price of $18,650.

On January 27, 2020, the Company acquired a single Class B industrial property, consisting of approximately 276,240 square feet, located in Indianapolis, Indiana for an aggregate purchase price of $8,800.

On January 28, 2020, the Company acquired a five-property portfolio of Class B industrial properties, consisting of approximately 924,036 square feet, located in Atlanta and Savannah, Georgia for an aggregate purchase price of $34,700.

On February 14, 2020, the Company acquired a three-property portfolio of Class B industrial properties, consisting of approximately 408,164 square feet, located in Avon, Ohio for an aggregate purchase price of $15,750.

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2019 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (3)	Accumulated Depreciation (4)	Year Acquired	Year Built/ Renovated (5)	Depreciable Life (in years) (6)
Atlanta, GA	11236 Harland Drive	(1)	$ 159	$ 909	$ -	$ 159	$ 909	$ 1,068	$ 119	2017	1988	20
Atlanta, GA	11236 Harland Drive		112	-	-	112	-	112	-	2018	-	-
Atlanta, GA	1665 Dogwood Drive	(1)	494	6,027	-	494	6,027	6,521	661	2017	1973	20
Atlanta, GA	1715 Dogwood Drive	(1)	270	2,879	-	270	2,879	3,149	295	2017	1973	22
Atlanta, GA	32 Dart Road	(1)	256	4,454	331	256	4,785	5,041	1,447	2014	1988	18
Atlanta, GA	611 Highway 74 S.		3,283	13,560	-	3,283	13,560	16,843	145	2019	1979-2013	25
Chicago, IL	11351 W. 183rd Street	(1)	361	1,685	-	361	1,685	2,046	381	2014	2000	34
Chicago, IL	11601 Central Avenue	(1)	3,479	6,545	6	3,479	6,551	10,030	829	2017	1970	21
Chicago, IL	11746 Austin Ave	(2)	1,062	4,420	-	1,062	4,420	5,482	74	2019	1970	25
Chicago, IL	13040 South Pulaski Avenue	(1)	3,520	11,115	122	3,520	11,237	14,757	1,792	2017	1976	16
Chicago, IL	1355 Holmes Road	(1)	1,012	2,789	132	1,012	2,921	3,933	1,019	2014	1975/1999	16
Chicago, IL	13970 West Laurel Drive	(1)	1,447	1,377	321	1,447	1,698	3,145	269	2017	1990	14
Chicago, IL	144 Tower Drive	(2)	866	4,174	29	866	4,203	5,069	163	2019	1971/1988 & 2015	29
Chicago, IL	1455-1645 Greenleaf Avenue	(1)	1,926	5,137	400	1,926	5,537	7,463	607	2017	1968	21
Chicago, IL	1600 Fleetwood Drive	(1)	2,699	9,530	46	2,699	9,576	12,275	809	2018	1968	23
Chicago, IL	16801 Exchange Ave	(2)	1,905	9,454	-	1,905	9,454	11,359	168	2019	1968	24
Chicago, IL	1750 South Lincoln Drive	(1)	489	9,270	707	489	9,977	10,466	1,000	2017	2001	24
Chicago, IL	1796 Sherwin Avenue	(1)	1,542	3,598	78	1,542	3,676	5,218	521	2017	1964	19
Chicago, IL	1875 Holmes Road	(1)	1,597	5,199	138	1,597	5,337	6,934	1,882	2014	1989	16
Chicago, IL	189 Seegers Road	(1)	470	1,369	29	470	1,398	1,868	354	2014	1972	21
Chicago, IL	2401 Commerce Drive	(1)	486	4,597	629	486	5,226	5,712	1,127	2014	1994	28
Chicago, IL	28160 North Keith Drive	(1)	1,614	1,643	-	1,614	1,643	3,257	255	2017	1989	16
Chicago, IL	3 West College Drive	(1)	728	1,531	13	728	1,544	2,272	121	2018	1978	26
Chicago, IL	330 Armory Drive	(2)	516	1,330	-	516	1,330	1,846	19	2019	1972/2017	35
Chicago, IL	350 Armory Drive	(2)	442	835	-	442	835	1,277	19	2019	1972	21
Chicago, IL	3841-3865 Swanson Court	(1)	1,640	2,247	142	1,640	2,389	4,029	326	2017	1978	17
Chicago, IL	3940 Stern Avenue	(1)	1,156	5,139	513	1,156	5,652	6,808	1,769	2014	1987	16
Chicago, IL	440 South McLean	(1)	1,332	2,248	-	1,332	2,248	3,580	352	2017	1968/1998	15
Chicago, IL	4915 West 122nd Street	(2)	848	3,632	8	848	3,640	4,488	56	2019	1972	26
Chicago, IL	6000 West 73rd Street	(1)	1,891	3,403	-	1,891	3,403	5,294	493	2017	1974	17
Chicago, IL	6510 West 73rd Street	(1)	4,229	4,105	16	4,229	4,121	8,350	653	2017	1974	18
Chicago, IL	6558 West 73rd Street	(1)	3,444	2,325	-	3,444	2,325	5,769	387	2017	1975	16
Chicago, IL	6751 Sayre Avenue	(1)	2,891	5,743	-	2,891	5,743	8,634	646	2017	1973	22
Chicago, IL	7200 Mason Ave	(1)	2,519	5,482	-	2,519	5,482	8,001	711	2017	1974	18
Chicago, IL	7207 Mason Avenue	(2)	887	2,608	-	887	2,608	3,495	59	2019	1970	20
Chicago, IL	7420 Meade Ave	(2)	586	367	-	586	367	953	15	2019	1970	20
Cincinnati, OH	2700-2758 E. Kemper Road	(1)	847	5,196	17	847	5,213	6,060	76	2019	1990	35
Cincinnati, OH	2800-2888 E. Kemper Road	(1)	752	5,448	-	752	5,448	6,200	77	2019	1989	35
Cincinnati, OH	4115 Thunderbird Lane	(1)	275	2,093	56	275	2,149	2,424	641	2014	1991	22
Cincinnati, OH	4514-4548 Cornell Road	(1)	998	7,281	22	998	7,303	8,301	110	2019	1976	28
Cincinnati, OH	Fisher Industrial Park	(1)	4,147	18,147	98	4,147	18,245	22,392	1,398	2018	1946	20
Cincinnati, OH	Mosteller Distribution Center	(1)	1,501	9,424	-	1,501	9,424	10,925	3,779	2014	1959	14
Cleveland, OH	14801 Country Rd 212		985	13,062	-	985	13,062	14,047	-	2019	1998	25
Cleveland, OH	1755 Enterprise Parkway	(1)	1,411	12,281	910	1,411	13,191	14,602	2,905	2014	1979/2005	27
Cleveland, OH	30339 Diamond Parkway	(2)	2,815	22,792	20	2,815	22,812	25,627	1,045	2018	2007	34
Columbus, OH	2120 - 2138 New World Drive	(1)	400	3,007	80	400	3,087	3,487	496	2017	1971	18
Columbus, OH	3100 Creekside Parkway	(1)	1,203	9,603	474	1,203	10,077	11,280	2,222	2014	2004	27
Columbus, OH	3500 Southwest Boulevard	(1)	1,488	16,730	1,955	1,488	18,685	20,173	4,932	2014	1992	22
Columbus, OH	459 Orange Point Drive	(1)	1,256	6,793	-	1,256	6,793	8,049	76	2019	2001	40
Columbus, OH	6900-6918 Fairfield Business Drive	(1)	244	2,020	-	244	2,020	2,264	23	2019	1990	38
Columbus, OH	7001 American Pkwy	(1)	331	1,416	82	331	1,498	1,829	494	2014	1986/2007 & 2012	20
Columbus, OH	7719 Graphics Way	(1)	1,297	2,743	-	1,297	2,743	4,040	37	2019	2000	40
Columbus, OH	8273 Green Meadows Dr.	(1)	341	2,266	158	341	2,424	2,765	647	2014	1996/2007	27
Columbus, OH	8288 Green Meadows Dr.	(1)	1,107	8,413	382	1,107	8,795	9,902	3,043	2014	1988	17
Florence, KY	7585 Empire Drive	(1)	644	2,658	11	644	2,669	3,313	1,364	2014	1973	11
Indianapolis, IN	2900 N. Shadeland Avenue	(2)	4,632	14,572	-	4,632	14,572	19,204	112	2019	1957/1992	15
Indianapolis, IN	3035 North Shadeland Ave	(1)	1,966	11,740	429	1,966	12,169	14,135	1,962	2017	1962/2004	17
Indianapolis, IN	3169 North Shadeland Ave	(1)	148	884		148	884	1,032	190	2017	1979/2014	17
Indianapolis, IN	4430 Sam Jones Expressway	(2)	2,644	12,570	-	2,644	12,570	15,214	390	2019	1970	22
Indianapolis, IN	6535 East 30th Street	(2)	535	2,567	-	535	2,567	3,102	14	2019	1998	19
Indianapolis, IN	6555 East 30th Street	(2)	1,881	6,636	-	1,881	6,636	8,517	45	2019	1969/1997	17
Indianapolis, IN	6575 East 30th Street	(2)	566	1,408	-	566	1,408	1,974	9	2019	1998	19
Indianapolis, IN	6585 East 30th Street	(2)	669	2,216	-	669	2,216	2,885	13	2019	1998	19
Indianapolis, IN	6701 East 30th Street	(2)	334	428	-	334	428	762	5	2019	1990	17
Indianapolis, IN	6737 East 30th Street	(2)	609	1,858	-	609	1,858	2,467	12	2019	1995	17
Indianapolis, IN	6751 East 30th Street	(2)	709	2,083	-	709	2,083	2,792	13	2019	1997	18
Indianapolis, IN	6951 East 30th Street	(2)	424	1,323	-	424	1,323	1,747	8	2019	1995	21
Indianapolis, IN	7901 W. 21st Street		1,870	8,844	-	1,870	8,844	10,714	44	2019	1985/1994	20
Jackson, TN	210 American Dr.	(1)	928	10,442	453	928	10,895	11,823	4,690	2014	1967/1981 & 2012	13
Jacksonville, FL	Center Point Business Park	(1)	9,848	26,411	217	9,848	26,628	36,476	1,104	2018	1990-1997	35
Jacksonville, FL	Liberty Business Park	(1)	9,347	26,978	84	9,347	27,062	36,409	1,104	2018	1996-1999	38
Jacksonville, FL	Salisbury Business Park	(1)	4,354	9,049	20	4,354	9,069	13,423	419	2018	2001-2012	32
Marlton, NJ	4 East Stow Road	(1)	1,580	6,954	74	1,580	7,028	8,608	2,282	2014	1986	22
Memphis, TN	3635 Knight Road	(1)	422	2,820	32	422	2,852	3,274	417	2017	1986	18
Memphis, TN	4540-4600 Pleasant Hill Road	(1)	1,375	18,854	-	1,375	18,854	20,229	189	2019	1991/2005	37
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	(1)	488	4,919	1,538	488	6,457	6,945	1,805	2014	1989	19
Memphis, TN	Airport Business Park	(2)	1,511	4,352	284	1,511	4,636	6,147	873	2017	1985-1989	26
Milwaukee, WI	5110 South 6th Street , IL	(1)	689	1,014	129	689	1,143	1,832	198	2017	1972	16
Portland, ME	56 Milliken Road	(1)	1,418	7,482	328	1,418	7,810	9,228	2,506	2014	1966/1995, 2005, 2013	20
South Bend, IN	4491 N Mayflower Road	(2)	289	2,422	-	289	2,422	2,711	273	2017	2000	27
South Bend, IN	4955 Ameritech Drive	(2)	856	7,251	-	856	7,251	8,107	812	2017	2004	27
South Bend, IN	5855 West Carbonmill Road	(2)	743	6,269	35	743	6,304	7,047	703	2017	2002	27
South Bend, IN	5861 W Cleveland Road	(2)	234	1,966	66	234	2,032	2,266	223	2017	1994	27
South Bend, IN	West Brick Road	(2)	381	3,209	-	381	3,209	3,590	364	2017	1998	27
St. Louis, MO	2635-2645 Metro Boulevard		656	2,576	-	656	2,576	3,232	9	2019	1979	30
St. Louis, MO	5531 - 5555 Phantom Drive		1,133	3,976	-	1,133	3,976	5,109	83	2019	1971	22
Total Real Estate Owned			$ 127,439	$ 516,172	$ 11,614	$ 127,439	$ 527,786	$ 655,225	$ 63,779

_______________

Note (1) These properties secure the $322,177 Secured Debt.

Note (2) These properties secure the $78,900 borrowings under the line of credit agreement

Note (3) Total does not include corporate office leasehold improvements of $563.

Note (4) Total does not include accumulated depreciation related to corporate office leasehold improvements of $98.

Note (5) Renovation means significant upgrades, alterations, or additions to building interiors or exteriors and/or systems.

Note (6) Depreciation is calculated over the remaining useful life of the respective property as determined at the time of the purchase allocation, ranging from 11-40 years for buildings and 3-13 years for improvements

As of December 31, 2019 the aggregate basis for Federal tax purposes of investments in real estate was approximately $636,154.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2019 and 2018 ($ in thousands)

	Year Ended December 31,
	2019	2018
Real Estate
Balance at the beginning of the year	$452,610	$303,402
Additions during the year	203,213	153,305
Disposals during the year	(35)	—
Deductions due to sale of real estate	—	(4,097)

Balance at the end of the year	$655,788	$452,610

Accumulated Depreciation
Balance at the beginning of the year	$41,279	$25,013
Depreciation expense	22,633	16,477
Disposals during the year	(35)	—
Deductions due to sale of real estate	—	(211)

Balance at the end of the year	$63,877	$41,279