Form 10-Q
period 2020-03-31
Plymouth Industrial REIT Inc.
filed 2020-05-08
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2020

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

As of May 6, 2020, the Registrant had outstanding 14,837,344 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Real estate properties	$737,150	$655,788
Less accumulated depreciation	(71,963)	(63,877)
Real estate properties, net	665,187	591,911

Cash	30,371	10,465
Cash held in escrow	8,902	9,453
Restricted cash	2,465	2,480
Deferred lease intangibles, net	62,253	57,088
Other assets	22,091	14,084
Total assets	$791,269	$685,481

Liabilities, Preferred stock and Equity
Liabilities:
Secured debt, net	$398,272	$318,558
Borrowings under line of credit, net	99,100	78,900
Accounts payable, accrued expenses and other liabilities	42,541	36,284
Deferred lease intangibles, net	8,523	8,314
Total liabilities	548,436	442,056
Commitments and contingencies (Note 11)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,040,000 shares issued and outstanding at March 31, 2020 and December 31, 2019 (aggregate liquidation preference of $51,000 at March 31, 2020 and December 31, 2019)	48,868	48,868
Series B: 4,411,764 shares issued and outstanding at March 31, 2020 and December 31, 2019, (aggregate liquidation preference of $97,230 and $96,574 at March 31, 2020 and December 31, 2019, respectively)	81,647	79,793

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 14,791,437 and 14,141,355 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	148	141
Additional paid in capital	258,404	256,259
Accumulated deficit	(152,430)	(148,403)
Total stockholders' equity	106,122	107,997
Non-controlling interest	6,196	6,767
Total equity	112,318	114,764
Total liabilities, preferred stock and equity	$791,269	$685,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months
	Ended March 31,
	2020	2019

Rental revenue	$26,229	$16,662
Total revenues	26,229	16,662

Operating expenses:
Property	9,011	6,262
Depreciation and amortization	14,097	8,432
General and administrative	2,522	1,646
Total operating expenses	25,630	16,340

Other (expense):
Interest expense	(4,871)	(3,842)
Change in fair value of warrant derivative	—	(79)
Total other expense, net	(4,871)	(3,921)

Net loss	(4,272)	(3,599)
Less: loss attributable to non-controlling interest	(245)	(653)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,027)	(2,946)
Less: Preferred stock dividends	1,613	1,566
Less: Series B preferred stock accretion to redemption value	1,854	1,900
Less: amount allocated to participating securities	76	57
Net loss attributable to common stockholders	$(7,570)	$(6,469)
Net loss per share attributable to common stockholders	$(0.53)	$(1.37)

Weighted-average common shares outstanding basic and diluted	14,393,192	4,727,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

Three months ended March 31, 2020:

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2020	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$107,997	$6,767	$114,764
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	593,705	6	10,808	—	10,814	—	10,814
Stock based compensation	—	—	—	—	—	—	349	—	349	—	349
Restricted shares issued	—	—	—	—	44,900	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	11,477	1	194	—	195	(195)	—
Rebalancing of non-controlling interest	—	—	—	—	—	—	(193)	—	(193)	193	—
Dividends and distributions	—	—	—	—	—	—	(7,159)	—	(7,159)	(324)	(7,483)
Net loss	—	—	—	—	—	—	—	(4,027)	(4,027)	(245)	(4,272)
Balance, March 31, 2020	2,040,000	$48,868	4,411,764	$81,647	14,791,437	$148	$258,404	$(152,430)	$106,122	$6,196	$112,318

Three months ended March 31, 2019:

Balance, January 1, 2019	2,040,000	$48,868	4,411,764	$72,192	4,821,876	$49	$126,327	$(137,983)	$(11,607)	$14,467	$2,860
Series B Preferred stock accretion to redemption value	—	—	—	1,900	—	—	(1,900)	—	(1,900)	—	(1,900)
Net proceeds from common stock	—	—	—	—	278,302	2	4,513	—	4,515	—	4,515
Stock based compensation	—	—	—	—	—	—	288	—	288	—	288
Restricted shares issued	—	—	—	—	29,192	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(3,489)	—	(3,489)	(393)	(3,882)
Net loss	—	—	—	—	—	—	—	(2,946)	(2,946)	(653)	(3,599)
Balance March 31, 2019	2,040,000	$48,868	4,411,764	$74,092	5,129,370	$51	$125,739	$(140,929)	$(15,139)	$13,421	$(1,718)

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(4,272)	$(3,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,097	8,432
Straight line rent adjustment	(518)	(258)
Intangible amortization in rental revenue, net	(548)	(341)
Amortization of debt related costs	299	235
Change in fair value of warrant derivative	—	79
Stock based compensation	349	288
Changes in operating assets and liabilities:
Other assets	(7,570)	(5,362)
Deferred leasing costs	(517)	(367)
Accounts payable, accrued expenses and other liabilities	4,966	1,300
Net cash provided by operating activities	6,286	407
Investing activities
Acquisition of properties	(88,996)	(5,516)
Real estate improvements	(1,873)	(1,353)
Net cash used in investing activities	(90,869)	(6,869)
Financing activities
Proceeds from common stock, net	10,814	4,515
Proceeds from issuance of secured debt	81,000	63,115
Repayment of secured debt	(1,270)	(63,169)
Proceeds from line of credit facility	41,500	6,697
Repayment of line of credit facility	(21,300)	(2,175)
Debt issuance costs	(234)	(1,081)
Dividends paid	(6,587)	(2,280)
Net cash provided by financing activities	103,923	5,622
Net increase (decrease) in cash and cash held in escrow and restricted cash	19,340	(840)
Cash and cash held in escrow and restricted cash at beginning of period	22,398	14,961
Cash and cash held in escrow and restricted cash at end of period	$41,738	$14,121
Supplemental Cash Flow Disclosures:
Interest paid	$4,308	$3,638
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$6,203	$3,489
Distribution payable to non-controlling interest holder	$324	$393
Series B accretion to redemption value	$1,854	$1,900
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$628	$122
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$391	$9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of March 31, 2020 and December 31, 2019, the Company owned a 94.5% and 94.2%, respectively, equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of March 31, 2020, the Company, through its subsidiaries, owns 96 industrial properties comprising 125 buildings with an aggregate of approximately 20 million square feet.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2019 and 2018. Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. It is suggested that these interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the United States Securities and Exchange Commission on February 27, 2020.

Risks and Uncertainties

As a result of the ongoing COVID-19 pandemic, public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. A number of our tenants have been impacted by such measures as they either temporarily closed down their operations or are scaling back activity in order to comply, causing a strain on their ability to generate revenue. As such, our future operating results may be adversely impacted by our tenants’ inability to generate revenue and pay their rent due as a result of the shut-downs and other actions taken to contain or treat the impact of COVID-19. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

The state of the overall economy beyond the current impacts of the COVID-19 pandemic can also significantly impact the Company’s operational performance and thus impact its financial position.  Should the Company experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its stockholders, service debt, or meet other financial obligations.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets for real estate acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Reclassifications

Tenant recoveries totaling $3,933 on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019, respectively, were reclassified into rental revenue in order to be in conformity with ASU 2016-02, Leases (“ASU 2016-02”). The change in the fair market value of our common stock warrants totaling $79 for the three months ending March 31, 2019, respectively, was reclassified to Other expense - Change in fair value of warrant derivative from Operating expenses - General and administrative on the Company’s condensed consolidated statements of operations.

Segments

The Company has one reportable segment–industrial properties. These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental revenue from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. In accordance to ASC 842, we assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance to ASC 842.

The Company includes accounts receivable and straight-line rent receivables within Other assets in the condensed consolidated balance sheet. For the three months ended March 31, 2020 and 2019, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Period Ended	Period Ended
	March 31,	March 31,
	2020	2019
Income from leases	$19,295	$12,130
Straight-line rent adjustments	518	258
Tenant recoveries	5,868	3,933
Amortization of above market leases	(203)	(160)
Amortization of below market leases	751	501
Total	$26,229	$16,662

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2020 and December 31, 2019. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2020, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	March 31,	December 31,
	2020	2019
Cash as presented on balance sheet	$30,371	$10,465
Cash held in escrow as presented on balance sheet	8,902	9,453
Restricted cash as presented on balance sheet	2,465	2,480
Cash and cash held in escrow and restricted cash as presented on cash flow statement	$41,738	$22,398

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $293 at March 31, 2020 and December 31, 2019, as discussed in Note 6.

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

Debt issuance costs amounted to $6,953 and $6,718 at March 31, 2020 and December 31, 2019, respectively, and related accumulated amortization amounted to $2,502 and $2,227 at March 31, 2020 and December 31, 2019, respectively. Unamortized debt issuance costs amounted to $4,451 and $4,491 at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, the Company has classified net unamortized debt issuance costs of $1,052 and $1,133, respectively, related to the Revolving Line of Credit Facility from Borrowings under line of credit, net to Other assets in the condensed consolidated balance sheets.

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

Consolidation

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

3. Real Estate Properties

Real estate properties consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Land	$141,972	$127,439
Buildings, building improvements and tenant improvements	529,572	474,492
Site improvements	63,402	52,998
Construction in progress	2,204	859
	737,150	655,788
Less accumulated depreciation	(71,963)	(63,877)
Real estate properties	$665,187	$591,911

Depreciation expense was $8,086 and $5,159 for the three months ended March 31, 2020 and 2019, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the quarter ended March 31, 2020:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands) (1)
Chicago, IL	January 24, 2020	465,940	1	$18,650
Indianapolis, IN	January 27, 2020	276,240	1	8,800
Atlanta/Savannah, GA	January 28, 2020	924,036	5	34,700
Avon, OH	February 14, 2020	406,863	3	15,750
Atlanta, GA	March 13, 2020	117,000	1	10,056
Total		2,190,079	11	$87,956

_______________

(1)	Purchase price does not include capitalized acquisition costs.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Purchase Price (in thousands)
Total Purchase Price
Purchase price	$87,956
Acquisition costs	1,040
Total	$88,996

Allocation of Purchase Price
Land	$14,532
Building	54,087
Site improvements	10,404
Total real estate properties	79,023

Deferred lease intangibles
Tenant relationships	2,225
Leasing commissions	1,914
Above market lease value	246
Below market lease value	(960)
Lease in place value	6,548
Net deferred lease intangibles	9,973

Total	$88,996

4. Leases

As a Lessor

We lease our properties to tenants under agreements classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Many of our leases include the recovery of certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses are recognized in Rental revenue in the condensed consolidated statements of operations. Some of our tenant leases contain options to extend leases at a fair market rate and may also include options to terminate. A minor number of the Company’s tenant leases are subject to changes in the Consumer Price Index (“CPI”).

As of March 31, 2020, undiscounted future minimum rental receipts due under non-cancellable operating leases for each of the next five years and total thereafter were as follows (in thousands):

Future Minimum Rental Receipts

2020	$58,465
2021	68,765
2022	56,397
2023	44,894
2024	34,274
Thereafter	59,734
Total minimum rental receipts	$322,529

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

On April 8, 2020, the FASB provided feedback on technical inquires received from stakeholders regarding certain accounting topics affected by the COVID-19 pandemic, including guidance as to whether any concessions granted by a landlord to tenants results in a modification of a lease in accordance to ASC 842. The FASB concluded that a company can, as a policy election, treat any COVID-19 related rent concessions as a provision included within the pre-concession lease arrangement, and therefore, not be classified as a lease modification per ASC 842. In order to be considered a COVID-19 related concession, cash flows may be less than or equal to those prior to the concession, but not substantially greater. As of March 31, 2020, the Company has not entered into any such concessions.

As a Lessee

At March 31, 2020, we have four, non-cancelable office space operating leases. These leases have remaining lease terms ranging from 4.4 years to 10.3 years. The lease agreements do not contain residual value guarantees or an option to renew. As of March 31, 2020, total right of use assets and lease liabilities were approximately $6,995 and $8,184, respectively. In arriving at the lease liability as of March 31, 2020, we applied a weighted-average incremental borrowing rate of 3.9% over the weighted-average remaining lease term of 8.9 years. The incremental borrowing rate is the rate equal to our borrowings under the revolving line of credit facility at the time we enter into the respective lease agreement.

The following table summarizes the operating lease expense recognized during the three months ended March 31, 2020 included in the Company’s condensed consolidated statements of operations.

Three months ended
March 31,
2020

Operating lease cost included in general and administrative expense attributable to office lease	$232

The following table summarizes supplemental cash flow information related to operating leases recognized during the three months ended March 31, 2020 in the Company’s condensed consolidated statements of cash flows.

Three months ended
March 31,
2020

Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$125

The following table summarizes the minimum rental commitments under our non-cancelable leases, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating leases in which we are the lessee (in thousands):

	March 31,	December 31,
	2020	2019
2020	$515	$453
2021	1,161	465
2022	1,184	474
2023	1,208	483
2024	1,217	479
Thereafter	4,441	108
Total undiscounted rental commitments	9,726	$2,462
Present value adjustment using incremental borrowing rate	1,542
Total lease liability	$8,184

As of March 31, 2020, and December 31, 2019, the Company had no finance leases.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements

Secured Debt

The following table sets forth a summary of the Company’s secured debt outstanding at March 31, 2020 and December 31, 2019:

	Outstanding Balance at
	March 31, 2020	December 31, 2019	Interest rate at March 31, 2020	Final Maturity Date
AIG Loan	$118,976	$119,592	4.08%	November 1, 2023
Transamerica Loan	73,905	74,214	4.35%	August 1, 2028
Allianz Loan	63,115	63,115	4.07%	April 10, 2026
Minnesota Life Loan	21,173	21,272	3.78%	May 1, 2028
Fisher Park Mortgage	13,606	13,661	5.23%	January 1, 2027
South Park Mortgage	9,453	9,507	3.41%	January 10,2022
Orange Point Mortgage	20,677	20,816	4.14%	August 1, 2024
KeyBank Term Loan (1)	81,000	—	L+2.25%(2)	October 22, 2020
	$401,905	$322,177
Unamortized debt issuance costs, net	(4,451)	(4,491)
Unamortized premium/(discount), net	818	872
Secured debt, net	$398,272	$318,558

_______________

(1)	On January 22, 2020, the Operating Partnership (the “KeyBank Term Loan Borrower”) entered into a credit agreement (the “KeyBank Term Loan”) with KeyBank National Association (“KeyBank”) to provide the KeyBank Term Loan Borrower with a term loan with a total commitment of $100,000, subject to certain conditions. The KeyBank Term Loan matures on October 22, 2020. Borrowings under the Credit Agreement bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0% or (2) LIBOR, plus, in either case, a spread between 100 and 150 basis points for base rate loans or a spread between 200 and 250 basis points for LIBOR rate loans, with the amount of such spread depending on the KeyBank Term Loan Borrower’s total leverage ratio. The credit agreement is secured by the equity interests of certain of the KeyBank Term Loan Borrower’s wholly-owned subsidiary property owners. The credit agreement contains financial covenants as defined within the KeyBank Term Loan agreement.
(2)	The 1-month LIBOR rate as of March 31, 2020 was 0.99%. The spread over the applicable rate for the KeyBank Term Loan is based on the Company’s total leverage ratio.

Revolving Line of Credit Facility

The following table sets forth a summary of the Company’s borrowings outstanding under its line of credit at March 31, 2020 and December 31, 2019:

	Outstanding Balance at
	March 31, 2020	December 31, 2019	Interest rate at March 31, 2020	Final Maturity Date
Borrowings under line of credit, net	$99,100	$78,900	L+2.25%(1)	August 7, 2023

_______________

(1)	The 1-month LIBOR rate as of March 31, 2020 was 0.99%. The spread over the applicable rate for the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured debt and revolving line of credit facility as of March 31, 2020 and December 31, 2019.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock

Follow-on Offerings

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

On August 24, 2018, the Company entered into a distribution agreement with D.A. Davidson & Co., KeyBanc Capital Markets and National Securities Corporation (the “Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000 through a “at-the-market equity offering program” (the “Prior ATM Program”).

On February 27, 2020, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Barclays Capital Inc., J.P. Morgan Securities, LLC, Capital One Securities, Inc., Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., D.A. Davidson & Co. and National Securities Corporation pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $100,000, through an “at-the-market” equity offering program (the “$100 Million ATM Program”). All $50,000 of common shares available under the Prior ATM Program were issued prior to establishing the $100 Million ATM Program.

During the three months ended March 31, 2020, the Company issued 593,705 shares of its common stock under both ATM programs at a weighted average share price of $18.62, resulting in net proceeds of approximately $10,814.

Common Stock Warrants

The Company has warrants outstanding to acquire 303,699 shares of the Company’s common stock at an exercise price of $18.94 per share, which expire in 2022. The warrants are accounted for as a liability on the accompanying condensed consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

A roll-forward of the warrants is as follows:

Balance at January 1, 2020	$293
Change in fair value	—
Balance at March 31, 2020	$293

The warrants in the amount of $293 at March 31, 2020 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $18.94, volatility of 43.7%, an expected annual dividend of $1.50, a term of 2.25 years and an annual risk-free interest rate of 0.25%. The warrants in the amount of $293 at December 31, 2019 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $18.96, volatility of 18.1%, an expected annual dividend of $1.50, a term of 2.5 years and an annual risk-free interest rate of 1.6%.

The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the three months ended March 31, 2020 and 2019.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the three months ended March 31, 2020 and the year ended December 31, 2019.

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.3750	$5,546

2019
First quarter	$0.3750	$1,923
Second quarter	$0.3750	$3,257
Third quarter	$0.3750	$5,027
Fourth quarter	$0.3750	$5,303

7. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock issuance as of March 31, 2020:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the three months ended March 31, 2020 and the year ended December 31, 2019.

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.46875	$956

2019
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956
Fourth quarter	$0.46875	$956

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock issuance as of March 31, 2020.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$22.04	3.50%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series B preferred stock dividends that were declared during the three months ended March 31, 2020 and the year ended December 31, 2019.

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.14875	$657

2019
First quarter	$0.13813	$610
Second quarter	$0.13813	$610
Third quarter	$0.13813	$610
Fourth quarter	$0.13813	$610

8. Non-Controlling Interests

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through its Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007. In connection with the Cincinnati, Ohio acquisition on October 15, 2018, the Company, through its Operating Partnership issued 626,011 OP Units at $17.00 per OP Unit for a total of approximately $10,642. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. OP Units can be converted to common stock on a 1:1 conversion rate after one year. During the three months ended March 31, 2020, 11,477 OP units were redeemed for 11,477 shares of our common stock. During the year ended December 31, 2019, 172,153 OP units were redeemed for 172,153 shares of our common stock.

The following table sets forth the OP Unit distributions that were declared during the three months ended March 31, 2020 and the year ended December 31, 2019.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2020
First quarter	$0.375	$324
2019
First quarter	$0.375	$393
Second quarter	$0.375	$393
Third quarter	$0.375	$393
Fourth quarter	$0.375	$328

The proportionate share of the loss attributed to the partnership units was $245 and $653 for the three months ended March 31, 2020 and 2019, respectively.

9. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the three months ended March 31, 2020:

Shares
Unvested restricted stock at January 1, 2020	162,184
Granted	44,900
Forfeited	—
Vested	(5,025)
Unvested restricted stock at March 31, 2020	202,059

The Company recorded equity-based compensation in the amount of $349 and $288 for the three months ended March 31, 2020 and 2019, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2020 was approximately $2,862 and is expected to be recognized over a weighted average period of approximately 3 years.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss	$(4,272)	$(3,599)
Less: loss attributable to non-controlling interest	(245)	(653)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,027)	(2,946)
Less: Preferred stock dividends	1,613	1,566
Less: Series B Preferred stock accretion to redemption value	1,854	1,900
Less: amount allocated to participating securities	76	57
Net loss attributable to common stockholders	$(7,570)	$(6,469)

Denominator
Weighted-average common shares outstanding basic and diluted	14,393,192	4,727,675

Net loss per share attributable to common stockholders – basic and diluted	$(0.53)	$(1.37)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at March 31, 2020 include the 303,699 shares of common stock warrants and 202,059 shares of restricted common stock. The stock warrants and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred, the costs related to such legal proceedings.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

12. Subsequent Events

Subsequent to March 31, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, such as “stay-at-home” orders and various restrictions on certain business activities. While the impact in the first quarter was minimal, we have received some rent relief requests from tenants at our properties, most often in the form of rent deferral requests, including some from tenants that we believe have the ability to pay rent. We have not yet granted any rent relief requests, but we are evaluating each request individually on a number of factors. We expect that some relief requests will be granted over the next several months but we do not anticipate foregoing our contractual rights under our lease agreements in connection with any such requests. The extent that the pandemic impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted including the scope, severity and duration of the pandemic, the actions taken to contain the virus and to mitigate the personal and financial impacts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Additionally, unforeseen factors emerge from time to time, and we cannot predict which factors will arise or their ultimate impact on our business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. One of these factors is the outbreak of the novel coronavirus (COVID-19), the impact of which is difficult to fully assess at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of efforts to contain the spread of the virus and its resulting direct and indirect impact on the U.S. economy and economic activity. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	uncertainty surrounding the social and economic impacts of the current COVID-19 pandemic, including, without limitation, its impact on the Company’s ability to pay common stock dividends and/or the amount and frequency of those dividends;
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or REIT tax laws, and potential increases in real property tax rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended March 31, 2020 and 2019 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2020, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2019 and 2018 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company’s portfolio at March 31, 2020 consists of 96 industrial properties (the “Company Portfolio”) comprising of 125 buildings located in eleven states with an aggregate of approximately 20 million rentable square feet leased to 325 different tenants.

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

Impact of COVID-19

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our operating results at this time, the following discussion provides certain information regarding the impacts of the COVID-19 pandemic on our business as of April 30, 2020 and an overview of management’s efforts to respond to anticipated impacts. While our results for the first quarter of 2020 were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging efforts of international, federal, state and local public health and governmental authorities in regions across the United States and the world to combat the spread of the virus, including substantial restrictions on the daily activities of individuals and the operations of many businesses, have significantly reduced economic activity throughout the country and increased volatility in the financial markets, which could negatively impact our results of operations during the remainder of 2020 and in future periods.

As a result of the uncertainty surrounding the economic environment, we expect that such statistical and other information provided below will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

•	We have received April rent payments for approximately 93% of our portfolio; however, collections to-date may not be indicative of collections in any future period.
•	We have received some rent relief requests from tenants at our properties, most often in the form of rent deferral requests, including some from tenants that we believe have the ability to pay rent. While we have not yet granted any rent relief requests, we expect that some relief requests will be granted over the next several months. In addition, even if rent relief is not granted, we anticipate that certain tenants will not pay their rent obligations and our access to the courts in certain jurisdictions to enforce our remedies under our lease agreements will not be available. We do not plan on foregoing our contractual rights under our lease agreements in connection with any such requests.

In an effort to stabilize our operations and attempt to manage the impact of COVID-19, we have taken a number of proactive measures to maintain the strength of our business, including the following:

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy, and our systems have enabled our team to work seamlessly.
•	We are in frequent communication with our tenants and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•	We have approximately $30 million in cash as of March 31, 2020 to address near-term working capital and other liquidity needs.
•	We have delayed non-essential capital and operating expenses that do not impact the safety of our tenants or our ability to lease and/or renew leasing space.

Further discussion of the potential risks facing our business from the COVID-19 pandemic is provided below under Part II, Item 1A - Risk Factors.

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of March 31, 2020, the Company Portfolio was approximately 96.3% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from April 1, 2020 through to December 31, 2022, an aggregate of 40.2% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During the three months ended March 31, 2020, leases for space totaling 558,916 square feet (2.8% of the Company Portfolio) either was subject to renewal or expired. Of this space 105,582 was renewed (18.9%), 210,710 square feet was leased to new tenants that commenced during the quarter (37.7%) and 242,624 square feet went vacant. Additionally, 76,175 square feet of previously vacant square feet was leased to new tenants that commenced during the quarter. As of March 31, 2020, the vacancy rate of the Company Portfolio was 3.7%.

During the year ended December 31, 2019 and three months ended March 31, 2020, lease negotiation efforts resulted in 67 leases commencing with durations in excess of six months encompassing 2,755,422 square feet and 4 leases commencing with a duration of less than 6 months encompassing 447,400 square feet. Renewed leases made up 53.9% of the square footage covered by the 67 leases in excess of 6 months, and the rent under the renewed leases increased an average of 7.4% over the prior leases. Leases to new tenants comprised the other 46.1% of the square footage covered by the 67 leases in excess of 6 months, and the rent under the new leases increased an average of 22.2% over the prior leases. The rental rates under all of the 67 leases in excess of 6 months entered into during 2019 and 2020, increased by an average of 12.8% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2019 and the three months ended March 31, 2020.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2019	Renewals	1,380,839	58.4%	$4.17	$4.51	7.9%	$0.19	$0.14
	New Leases	982,116	41.6%	$2.88	$3.43	19.1%	$0.27	$0.23
	Total	2,362,955	100.0%	$3.64	$4.06	11.6%	$0.22	$0.17

2020	Renewals	105,582	26.9%	$6.27	$6.42	2.2%	$0.17	$0.13
	New Leases	286,885	73.1%	$3.63	$4.74	30.4%	$0.26	$0.21
	Total	392,467	100.0%	$4.34	$5.19	19.5%	$0.24	$0.19

Total	Renewals	1,486,421	53.9%	$4.32	$4.64	7.4%	$0.19	$0.14
	New Leases	1,269,001	46.1%	$3.05	$3.73	22.2%	$0.27	$0.22
	Total	2,755,422	100.0%	$3.74	$4.22	12.9%	$0.22	$0.18

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of March 31, 2020 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 27, 2020 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

•	Real estate property acquisitions, capitalization and depreciation
•	Income taxes
•	Amortization of deferred lease intangibles – assets and liabilities
•	Impairment of Long-lived assets
•	Consolidation

Accordingly, we believe the policies set forth in our 2019 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Update on Dividend Policy

Given the Company’s continued focus on its balance sheet and liquidity position, our Board of Directors anticipates revising the common stock dividend policy to adjust the quarterly dividend, if declared, to $0.20 per diluted share, or an annualized rate of $0.80 per diluted share, effective with the second quarter dividend expected to be declared in June 2020. The Board of Directors and management will continue to assess the Company’s common stock dividend policy in light of the uncertainty resulting from COVID-19 and the requirements to maintain the Company’s REIT compliance.  Accordingly, there can be no assurances as to the timing or amount of dividends for the second quarter or future periods.

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

For the three months ended March 31, 2020 and 2019, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from January 1, 2019 through March 31, 2020.

Three Months Ended March 31, 2020 Compared to March 31, 2019

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions and dispositions and total portfolio for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Change		Three months ended March 31,		Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Revenue:
Rental revenue	$17,340	$16,519	$821	5.0%	$8,889	$143	$8,746	6116%	$26,229	$16,662	$9,567	57.4%

Property expenses	5,993	6,188	(195)	-3.2%	3,018	74	2,944	3978%	9,011	6,262	2,749	43.9%
Depreciation and amortization									14,097	8,432	5,665	67.2%
General and administrative									2,522	1,646	876	53.2%
Total operating expenses									25,630	16,340	9,290	56.9%

Other income (expense)
Interest expense									(4,871)	(3,842)	(1,029)	26.8%
Chane in fair value of warrant derivative									—	(79)	79	-100%
Total other expense									(4,871)	(3,921)	(950)	24.2%

Net loss									$(4,272)	$(3,599)	$(673)	18.7%

Rental revenue: Rental revenue increased by approximately $9,567 to $26,229 for the three months ended March 31, 2020 as compared to $16,662 for the three months ended March 31, 2019. The increase was primarily related to an increase in rental revenue from acquisitions of $8,746, and, an increase of $821 from same store properties primarily from an increase in rent income of $576 due to scheduled rent steps and leasing activities and an increase of $265 in tenant reimbursements, offset by a decrease in non-cash rent adjustments of $20 for the three months ended March 31, 2020.

Property expenses:  Property expenses increased $2,749 for the three months ended March 31, 2020 to $9,011 as compared to $6,262 for the three months ended March 31, 2019 primarily due to an increase in expenses related to acquisitions of $2,944. Property expenses for the same store properties decreased approximately $195 primarily due to decreases in utility and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $5,665 to approximately $14,097 for the three months ended March 31, 2020 as compared to $8,432 for the three months ended March 31, 2019, primarily due to an increase from acquisitions of $5,524 and an increase of $141 for the same store properties.

General and administrative: General and administrative expenses increased approximately $876 to $2,522 for the three months ended March 31, 2020 as compared to $1,646 for the three months ended March 31, 2019. The increase is attributable primarily to increased professional fees of $317 due to compliance, increased compensation expense of $250 due to increased head count, an increase in non-cash stock compensation of $61 and an increase of $101 due to non-cash rent expense.

Interest expense: Interest expense increased by approximately $1,029 to $4,871 for the three months ended March 31, 2020, as compared to $3,842 for the three months ended March 31, 2019. The increase is primarily due to additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Accrued interest	$264	$(31)
Amortization of debt related costs	299	235
Total accretion of interest and deferred interest	563	204
Cash interest paid	4,308	3,638
Total interest expense	$4,871	$3,842

Change in fair value of warrant derivative: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $79 for the three months ended March 31, 2019 was due to an increase in the common stock warrant liability during the first quarter of 2019. There was no adjustment to the fair value of the warrant derivative during the three months ended March 31, 2020.

Non-GAAP Financial Measures (dollars in thousands)

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Three Months Ended
	March 31,
	2020	2019
NOI:
Net loss	$(4,272)	$(3,599)
General and administrative	2,522	1,646
Depreciation and amortization	14,097	8,432
Interest expense	4,871	3,842
Change in fair value of warrant derivative	—	79
NOI	$17,218	$10,400

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

	Three Months Ended
	March 31,
	2020	2019
EBITDAre:
Net loss	$(4,272)	$(3,599)
Depreciation and amortization	14,097	8,432
Interest expense	4,871	3,842
EBITDAre	$14,696	$8,675

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

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
FFO:
Net loss	$(4,272)	$(3,599)
Depreciation and amortization	14,097	8,432
FFO	$9,825	$4,833
Preferred stock dividends	(1,613)	(1,566)
FFO attributable to common stockholders and unit holders	$8,212	$3,267

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Three Months Ended
	March 31,
	2020	2019
AFFO:
FFO attributable to common stockholders and unit holders	$8,212	$3,267
Amortization of debt related costs	299	235
Non-cash interest expense	264	(31)
Stock compensation	349	288
Change in fair value of warrant derivative	—	79
Straight line rent	(518)	(258)
Above/below market lease rents	(548)	(341)
Recurring capital expenditures (1)	(1,036)	(559)
AFFO	$7,022	$2,680

_______________

(1)	Excludes non-recurring capital expenditures of $1,749 and $1,053 for the three months ended March 31, 2020 and 2019, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the three months ended March 31, 2020 and 2019 are as follows:

	Three months Ended March 31,
	2020	2019
Net cash provided by operating activities	$6,286	$407
Net cash used in investing activities	$(90,869)	$(6,869)
Net cash provided by financing activities	$103,923	$5,622

Operating activities: Net cash provided by operating activities for the three months ended March 31, 2020 increased approximately $5,879 compared to the three months ended March 31, 2019. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q2 2019 and Q1 2020 and same store properties.

Investing activities: Net cash used in investing activities for the three months ended March 31, 2020 increased approximately $84,000 compared to the three months ended March 31, 2019 primarily due to property acquisitions completed during the first three months in 2020 totaling $88,996 as opposed to $5,516 during the first three months of 2019 and an increase in capital expenditures as a result of our expanded portfolio totaling $520.

Financing activities: Net cash provided by financing activities for the three months ended March 31, 2020 increased $98,301 compared to the three months ended March 31, 2019. The change was predominantly driven by an increase of $6,299 in net proceeds from the issuance of common stock, an increase of $95,462 in net proceeds from secured debt and the line of credit, offset by an increase of $4,307 in dividends paid.

Liquidity and Capital Resources

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of our properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investments.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	property expenses that are not borne by our tenants under our leases;
•	Principal and interest expense on outstanding indebtedness;
•	general and administrative expenses; and
•	capital expenditures for tenant improvements and leasing commissions.

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

The current COVID-19 pandemic has created social and economic uncertainty for the Company, its tenants and stakeholders. Given the unprecedented nature of the pandemic, coupled with external factors that are outside the control of the Company, the extent of such impacts from the COVID-19 pandemic is dependent on various future developments, which are highly uncertain and cannot be readily predicted. The Company has undertaken steps to mitigate potential liquidity constraints resulting from the COVID-19 pandemic, including the evaluation and potential of delayed non-essential capital and operating expenditures that do not impact the safety or ability to lease and/or renew space, and we have accessed capital available under our revolving line of credit and the KeyBank Term Loan. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of March 31, 2020

The following is a schedule of our indebtedness as of March 31, 2020 (dollars in thousands):

	Outstanding Balance	Interest rate at March 31, 2020	Final Maturity Date
Secured debt:
AIG Loan	$118,976	4.08%	November 1, 2023
Transamerica Loan	73,905	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	21,173	3.78%	May 1, 2028
Fisher Park Mortgage	13,606	5.23%	January 1, 2027
South Park Mortgage	9,453	3.41%	January 10, 2022
Orange Point Mortgage	20,677	4.14%	August 1, 2024
KeyBank Term Loan	81,000	L+2.25%(1)	October 22, 2020
Total secured debt	$401,905
Unamortized debt issuance costs, net	(4,451)
Unamortized premium/(discount), net	818
Secured debt, net	398,272

Revolving line of credit facility:
Borrowings under line of credit	99,100	L+2.25%(1)	August 7, 2023
Borrowings under line of credit, net	$99,100

_______________

(1)	The 1-month LIBOR rate as of March 31, 2020 was 0.99%. The spread over the applicable rate for the KeyBank Term Loan and the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Stock Issuances

Universal Shelf S-3 Registration Statement

The Company has approximately $327,125 available for issuance under its Registration Statement on Form S-3 filed on July 30, 2018 with the SEC. The registration statement allows the Company to offer debt or equity securities (or a combination thereof) from time to time.

ATM Program

On August 24, 2018, the Company filed a prospectus supplement to its registration statement on Form S-3, which enabled the Company, at its discretion from time to time, to sell up to $50,000 worth of shares of its common stock by way of an “at-the-market” offering (the “Prior ATM program”).

On February 27, 2020, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Barclays Capital Inc., J.P. Morgan Securities, LLC, Capital One Securities, Inc., Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., D.A. Davidson & Co. and National Securities Corporation pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $100,000, through an “at-the-market” equity offering program. (the “$100 Million ATM Program”). All $50,000 of common shares available under the Prior ATM Program were issued prior to establishing the $100 Million ATM Program.

For the three months ending March 31, 2020, the Company has issued 593,705 shares of its common stock under both ATM programs for aggregate net proceeds of approximately $10,814. The Company has approximately $99,163 available for issuance under the $100 Million ATM program.

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

At March 31, 2020, we had $180,100 of outstanding variable rate debt, which was subject to a weighted average interest rate of 3.74% during the three months ended March 31, 2020. Based on the variable rate borrowings outstanding during the three months ended March 31, 2020, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended March 31, 2020, our interest expense for the quarter would have increased by approximately $319. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Interest Rate Risk (amounts in thousands)

ASC 815, Derivatives and Hedging requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of March 31, 2020, the Company has no derivative or hedging contracts.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor reflects an addition to the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Our business and those of our tenants may be adversely affected by epidemics, pandemics or other outbreaks.

Epidemics, pandemics or other outbreaks of an illness, disease or virus (including COVID-19) that affect countries or regions in which our tenants and their parent companies operate or in which our properties are located, and actions taken to contain or prevent their further spread, may have a material and adverse impact on general commercial activity, the financial condition, results of operations, liquidity and creditworthiness of our tenants and our ability to lease properties on favorable terms. In particular, the businesses of certain of our tenants depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had, and are likely to continue to have, a material and adverse impact on those businesses. Epidemics, pandemics or other outbreaks of an illness, disease or virus could also cause our employees and those of our tenants, vendors or other business on which we rely to avoid reporting for work at their respective places of employment, which could adversely affect our ability and their respective abilities to adequately manage our and their respective businesses. Risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus could also lead to the complete or partial closure of one or more of our tenants’ manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants’ supply chains from local and international suppliers and/or delays in the delivery of our tenants’ inventory. Such events could adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and the rental revenue we generate from our leases with them. In addition, risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus have adversely affected, and will likely continue to adversely affect, the economies in impacted countries, including the United States, and the global financial markets, including the global debt and equity capital markets, which have begun (and may continue) to experience significant volatility, potentially leading to a lengthy economic downturn that could adversely affect our and our tenants’ respective businesses, financial condition, liquidity, results of operations and prospects. The ultimate extent of the impact of any epidemic, pandemic or other outbreak of an illness, disease or virus on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemics, pandemics or other outbreaks of an illness, disease or virus and actions taken to contain or prevent their further spread, among others. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.

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

Dated: May 7, 2020