Form 10-Q
period 2020-06-30
Plymouth Industrial REIT Inc.
filed 2020-08-06
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Custom House Street, Boston, MA 02110	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

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

As of July 31, 2020, the Registrant had outstanding 15,974,407 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019

Assets
Real estate properties	$738,024	$655,788
Less accumulated depreciation	(80,452)	(63,877)
Real estate properties, net	657,572	591,911

Cash	13,975	10,465
Cash held in escrow	11,444	9,453
Restricted cash	3,827	2,480
Deferred lease intangibles, net	57,328	57,088
Other assets	20,501	14,084
Total assets	$764,647	$685,481

Liabilities, Preferred stock and Equity
Liabilities:
Secured debt, net	$397,150	$318,558
Borrowings under line of credit	70,100	78,900
Accounts payable, accrued expenses and other liabilities	42,598	36,284
Deferred lease intangibles, net	7,888	8,314
Total liabilities	517,736	442,056
Commitments and contingencies (Note 11)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,040,000 shares issued and outstanding at June 30, 2020 and December 31, 2019 (aggregate liquidation preference of $51,000 at June 30, 2020 and December 31, 2019)	48,868	48,868
Series B: 4,411,764 shares issued and outstanding at June 30, 2020 and December 31, 2019, (aggregate liquidation preference of $97,230 and $96,574 at June 30, 2020 and December 31, 2019, respectively)	83,501	79,793

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 15,897,644 and 14,141,355 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	159	141
Additional paid in capital	265,774	256,259
Accumulated deficit	(156,106)	(148,403)
Total stockholders' equity	109,827	107,997
Non-controlling interest	4,715	6,767
Total equity	114,542	114,764
Total liabilities, preferred stock and equity	$764,647	$685,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Rental revenue	$26,137	$17,022	$52,366	$33,684
Total revenues	26,137	17,022	52,366	33,684

Operating expenses:
Property	9,026	6,034	18,037	12,296
Depreciation and amortization	13,520	8,476	27,617	16,908
General and administrative	2,576	1,691	5,098	3,337
Total operating expenses	25,122	16,201	50,752	32,541

Other income (expense):
Interest expense	(4,900)	(3,576)	(9,771)	(7,418)
Change in fair value of warrant derivative	—	(102)	—	(181)
Total other expense, net	(4,900)	(3,678)	(9,771)	(7,599)

Net loss	(3,885)	(2,857)	(8,157)	(6,456)
Less: loss attributable to non-controlling interest	(209)	(380)	(454)	(1,033)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,676)	(2,477)	(7,703)	(5,423)
Less: Preferred stock dividends	1,613	1,566	3,226	3,132
Less: Series B preferred stock accretion to redemption value	1,854	1,901	3,708	3,801
Less: amount allocated to participating securities	30	58	106	115
Net loss attributable to common stockholders	$(7,173)	$(6,002)	$(14,743)	$(12,471)
Net loss basic and diluted per share attributable to common stockholders	$(0.49)	$(0.88)	$(1.02)	$(2.15)

Weighted-average common shares outstanding basic and diluted	14,649,290	6,835,878	14,514,233	5,787,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock		Additional		Stockholders'	Non-	Total
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		Paid in	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, January 1, 2020	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$107,997	$6,767	$114,764
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	593,705	6	10,808	—	10,814	—	10,814
Stock based compensation	—	—	—	—	—	—	349	—	349	—	349
Restricted shares issued	—	—	—	—	44,900	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	11,477	1	194	—	195	(195)	—
Rebalancing of non-controlling interest					—	—	(193)	—	(193)	193	—
Dividends and distributions	—	—	—	—	—	—	(7,159)	—	(7,159)	(324)	(7,483)
Net loss	—	—	—	—	—	—		(4,027)	(4,027)	(245)	(4,272)
Balance, March 31, 2020	2,040,000	$48,868	4,411,764	$81,647	14,791,437	$148	$258,404	$(152,430)	$106,122	$6,196	$112,318
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	1,060,300	11	12,525	—	12,536	—	12,536
Stock based compensation	—	—	—	—	—	—	383	—	383	—	383
Restricted shares issued	—	—	—	—	—	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	45,907	—	780	—	780	(780)	—
Rebalancing of non-controlling interest					—	—	328	—	328	(328)	—
Dividends and distributions	—	—	—	—	—	—	(4,792)	—	(4,792)	(164)	(4,956)
Net loss	—	—	—	—	—	—	—	(3,676)	(3,676)	(209)	(3,885)
Balance, June 30, 2020	2,040,000	$48,868	4,411,764	$83,501	15,897,644	$159	$265,774	$(156,106)	$109,827	$4,715	$114,542

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock		Additional		Stockholders’	Non-	Total
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		Paid in	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, January 1, 2019	2,040,000	$48,868	4,411,764	$72,192	4,821,876	$49	$126,327	$(137,983)	$(11,607)	$14,467	$2,860
Series B Preferred stock accretion to redemption value	—	—	—	1,900	—	—	(1,900)	—	(1,900)	—	(1,900)
Net proceeds from common stock	—	—	—	—	278,302	2	4,513	—	4,515	—	4,515
Stock based compensation	—	—	—	—	—	—	288	—	288	—	288
Restricted shares issued	—	—	—	—	29,192	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(3,489)	—	(3,489)	(393)	(3,882)
Net loss	—	—	—	—	—	—	—	(2,946)	(2,946)	(653)	(3,599)
Balance, March 31, 2019	2,040,000	48,868	4,411,764	74,092	5,129,370	$51	$125,739	$(140,929)	$(15,139)	$13,421	$(1,718)
Series B Preferred stock accretion to redemption value	—	—	—	1,901	—	—	(1,901)	—	(1,901)	—	(1,901)
Net proceeds from common stock	—	—	—	—	3,572,017	36	58,237	—	58,273	—	58,273
Stock based compensation	—	—	—	—	—	—	305	—	305	—	305
Restricted shares issued	—	—	—	—	53,395	1	—	—	1	—	1
Dividends and distributions	—	—	—	—	—	—	(4,823)	—	(4,823)	(393)	(5,216)
Net loss	—	—	—	—	—	—	—	(2,477)	(2,477)	(380)	(2,857)
Balance, June 30, 2019	2,040,000	$48,868	4,411,764	$75,993	8,754,782	$88	$177,557	$(143,406)	$34,239	$12,648	$46,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(8,157)	$(6,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,617	16,908
Straight line rent adjustment	(961)	(481)
Intangible amortization in rental revenue, net	(986)	(685)
Amortization of debt related costs	665	508
Change in fair value of warrant derivative	—	181
Stock based compensation	732	593
Changes in operating assets and liabilities:
Other assets	(5,618)	(3,856)
Deferred leasing costs	(456)	(995)
Accounts payable, accrued expenses and other liabilities	7,715	1,304
Net cash provided by operating activities	20,551	7,021
Investing activities
Acquisition of properties	(89,053)	(22,686)
Real estate improvements	(3,219)	(1,802)
Net cash used in investing activities	(92,272)	(24,488)
Financing activities
Proceeds from common stock, net	23,351	62,788
Proceeds from issuance of secured debt	81,000	63,115
Repayment of secured debt	(2,556)	(63,304)
Proceeds from line of credit facility	41,500	6,697
Repayment of line of credit facility	(50,300)	(35,250)
Debt issuance costs	(355)	(1,208)
Dividends paid	(14,071)	(6,138)
Net cash provided by financing activities	78,569	26,700
Net increase (decrease) in cash and cash held in escrow and restricted cash	6,848	9,233
Cash and cash held in escrow and restricted cash at beginning of period	22,398	14,961
Cash and cash held in escrow and restricted cash at end of period	$29,246	$24,194
Supplemental Cash Flow Disclosures:
Cash paid for interest	$9,016	$7,003
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$3,836	$4,847
Distribution payable to non-controlling interest holder	$164	$393
Series B accretion to redemption value	$3,708	$3,801
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$98	$316
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$757	$59

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of June 30, 2020 and December 31, 2019, the Company owned a 95.1% and 94.2%, respectively, equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of June 30, 2020, the Company, through its subsidiaries, owns 96 industrial properties comprising 125 buildings with an aggregate of approximately 20 million square feet.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2020 and December 31, 2019. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2020, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	June 30,	December 31,
	2020	2019
Cash as presented on balance sheet	$13,975	$10,465
Cash held in escrow as presented on balance sheet	11,444	9,453
Restricted cash as presented on balance sheet	3,827	2,480
Cash and cash held in escrow and restricted cash as presented on cash flow statement	$29,246	$22,398

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $293 at June 30, 2020 and December 31, 2019, as discussed in Note 6.

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, accounts payable and accrued expenses and other current liabilities. The amounts reported on the balance sheet for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

The fair value of our secured debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s secured debt and borrowings under line of credit and the corresponding estimate of fair value as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$400,621	$419,205	$322,177	$319,376
Borrowings under line of credit	70,100	69,372	78,900	77,571
Total	470,721	$488,577	401,077	$396,947
Unamortized premium/(discount), net	(4,236)		(4,491)
Unamortized debt issuance cost, net	765		872
Total carrying value	$467,250		$397,458

Debt Issuance Costs

Debt issuance costs other than those associated with the Revolving Line of Credit Facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $7,076 and $6,718 at June 30, 2020 and December 31, 2019, respectively, and related accumulated amortization amounted to $2,840 and $2,227 at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company has classified net unamortized debt issuance costs of $972 and $1,133, respectively, related to the Revolving Line of Credit Facility from Borrowings under line of credit, net to Other assets in the condensed consolidated balance sheets.

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

Earnings (Loss) per Share

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Consolidation

The Company’s condensed consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and controlling interests. Interests in the Operating Partnership held by unrelated 3rd parties are identified as the “Non-controlling interest”. All intercompany accounts and transactions have been eliminated in consolidation for all periods presented.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASU 2018-13 is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements. ASU 2018-13 was effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has not elected any of the practical expedients provided by ASU 2020-04 and will continue to evaluate the impact of the guidance and may apply certain elections as applicable as additional changes in the market occur.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

3. Real Estate Properties

Real estate properties consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Land	$141,972	$127,439
Buildings, building improvements and tenant improvements	530,667	474,492
Site improvements	63,402	52,998
Construction in progress	1,983	859
	738,024	655,788
Less accumulated depreciation	(80,452)	(63,877)
Real estate properties	$657,572	$591,911

Depreciation expense was $8,489 and $5,238 for the three months ended June 30, 2020 and 2019, respectively, and $16,575 and $10,397 for the six months ended June 30, 2020 and 2019, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the six months ended June 30, 2020:

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

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Purchase Price (in thousands)
Total Purchase Price
Purchase price	$87,956
Acquisition costs	1,097
Total	$89,053

Allocation of Purchase Price
Land	$14,532
Building	54,144
Site improvements	10,404
Total real estate properties	79,080

Deferred lease intangibles
Tenant relationships	2,225
Leasing commissions	1,914
Above market lease value	246
Below market lease value	(960)
Lease in place value	6,548
Net deferred lease intangibles	9,973

Total	$89,053

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

As of June 30, 2020, undiscounted future minimum fixed rental receipts due under non-cancellable operating leases for each of the next five years and total thereafter were as follows (in thousands):

Future Minimum Fixed Rental Receipts

2020	$39,359
2021	71,250
2022	60,211
2023	48,431
2024	37,731
Thereafter	63,514
Total minimum rental receipts	$320,496

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

The Company includes accounts receivable and straight-line rent receivables within Other assets in the condensed consolidated balance sheet. For the six months ended June 30, 2020 and 2019, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Rental revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from leases	$19,483	$12,339	$38,778	$24,469
Straight-line rent adjustments	443	223	961	481
Tenant recoveries	5,773	4,116	11,641	8,049
Amortization of above market leases	(199)	(159)	(402)	(319)
Amortization of below market leases	637	503	1,388	1,004
Total	$26,137	$17,022	$52,366	$33,684

Tenant recoveries included within rental revenue for the three and six months ending June 30, 2020 and 2019 are variable in nature.

On April 8, 2020, the FASB provided feedback on technical inquires received from stakeholders regarding certain accounting topics affected by the COVID-19 pandemic, including guidance as to whether any concessions granted by a landlord to tenants results in a modification of a lease in accordance to ASC 842. The FASB concluded that a company can, as a policy election, treat any COVID-19 related rent concessions as a provision included within the pre-concession lease arrangement, and therefore, not be classified as a lease modification per ASC 842. In order to be considered a COVID-19 related concession, cash flows may be less than or equal to those prior to the concession, but not substantially greater. As of June 30, 2020, the Company has entered into a small number of such COVID-19 related rent deferral concessions and has elected not to treat such concessions as a modification of the respective lease.

As a Lessee

At June 30, 2020, we have four, non-cancelable office space operating leases. These leases have remaining lease terms ranging from 4.2 years to 10.0 years. The lease agreements do not contain residual value guarantees or an option to renew. As of June 30, 2020, total right of use assets and lease liabilities were approximately $6,806 and $8,149, respectively. In arriving at the lease liability as of June 30, 2020, we applied a weighted-average incremental borrowing rate of 3.9% over the weighted-average remaining lease term of 8.7 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three and six months ended June 30, 2020 included in the Company’s condensed consolidated statements of operations.

	Three months ended	Six months ended
	June 30,	June 30,
	2020	2020
Operating lease expense included in general and administrative expense attributable to office leases	$275	$507
Non-cash adjustment due to straight-line rent adjustments	(154)	(262)
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$121	$245

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating leases in which we are the lessee (in thousands):

	June 30,	December 31,
	2020	2019
2020	$401	$453
2021	1,161	465
2022	1,184	474
2023	1,208	483
2024	1,217	479
Thereafter	4,441	108
Total undiscounted rental commitments	$9,612	$2,462
Present value adjustment using incremental borrowing rate	1,463	321
Total lease liability	$8,149	$2,141

As of June 30, 2020, and December 31, 2019, the Company had no finance leases.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements

Secured Debt

The following table sets forth a summary of the Company’s secured debt outstanding at June 30, 2020 and December 31, 2019:

	Outstanding Balance at
	June 30, 2020	December 31, 2019	Interest rate at June 30, 2020	Final Maturity Date
AIG Loan	$118,352	$119,592	4.08%	November 1, 2023
Transamerica Loan	73,593	74,214	4.35%	August 1, 2028
Allianz Loan	63,115	63,115	4.07%	April 10, 2026
Minnesota Life Loan	21,074	21,272	3.78%	May 1, 2028
Fisher Park Mortgage	13,552	13,661	5.23%	January 1, 2027
South Park Mortgage	9,399	9,507	3.41%	January 10, 2022
Orange Point Mortgage	20,536	20,816	4.14%	August 1, 2024
KeyBank Term Loan (1)	81,000	—	2.43%(2)	October 22, 2020
	$400,621	$322,177
Unamortized debt issuance costs, net	(4,236)	(4,491)
Unamortized premium/(discount), net	765	872
Secured debt, net	$397,150	$318,558

_______________

(1)	On January 22, 2020, the Operating Partnership (the “KeyBank Term Loan Borrower”) entered into a credit agreement (the “KeyBank Term Loan”) with KeyBank National Association (“KeyBank”) to provide the KeyBank Term Loan Borrower with a term loan with a total commitment of $100,000, subject to certain conditions. The KeyBank Term Loan matures on October 22, 2020. Borrowings under the Credit Agreement bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0% or (2) LIBOR, plus, in either case, a spread between 100 and 150 basis points for base rate loans or a spread between 200 and 250 basis points for LIBOR rate loans, with the amount of such spread depending on the KeyBank Term Loan Borrower’s total leverage ratio. The credit agreement is secured by the equity interests of certain of the KeyBank Term Loan Borrower’s wholly-owned subsidiary property owners. The credit agreement contains financial covenants as defined within the KeyBank Term Loan agreement.

(2)	The 1-month LIBOR rate as of June 30, 2020 was 0.16%. The spread over the applicable rate for the KeyBank Term Loan is based on the Company’s total leverage ratio.

Revolving Line of Credit Facility

The following table sets forth a summary of the Company’s borrowings outstanding under its line of credit at June 30, 2020 and December 31, 2019:

	Outstanding Balance at
	June 30, 2020	December 31, 2019	Interest rate at June 30, 2020	Final Maturity Date
Borrowings under line of credit	$70,100	$78,900	2.43%(1)	August 7, 2023

_______________

(1)	The 1-month LIBOR rate as of June 30, 2020 was 0.16%. The spread over the applicable rate for the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured debt and revolving line of credit facility as of June 30, 2020 and December 31, 2019.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

6. Common Stock

ATM Program

On July 30, 2018, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $500,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities.

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

During the six months ended June 30, 2020, the Company issued 1,654,005 shares of its common stock under both ATM programs at a weighted average share price of $14.40, resulting in net proceeds of approximately $23,350.

Common Stock Warrants

The Company has warrants outstanding to acquire 311,661 shares of the Company’s common stock at an exercise price of $18.46 per share, which expire in 2022. The warrants are accounted for as a liability on the accompanying condensed consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

A roll-forward of the warrants is as follows:

Balance at January 1, 2020	$293
Change in fair value	—
Balance at June 30, 2020	$293

The warrants in the amount of $293 at June 30, 2020 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs and assumptions into the model were: exercise price of $18.46, volatility of 41.0%, an expected annual dividend of $0.80, a term of 2.0 years and an annual risk-free interest rate of 0.16%. The warrants in the amount of $293 at December 31, 2019 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $18.96, volatility of 18.1%, an expected annual dividend of $1.50, a term of 2.5 years and an annual risk-free interest rate of 1.6%.

The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the three and six months ended June 30, 2020 and 2019.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the six months ended June 30, 2020 and the year ended December 31, 2019.

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.3750	$5,546
Second quarter	$0.2000	$3,179

2019
First quarter	$0.3750	$1,923
Second quarter	$0.3750	$3,257
Third quarter	$0.3750	$5,027
Fourth quarter	$0.3750	$5,303

7. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock issuance as of June 30, 2020:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$ 25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the six months ended June 30, 2020 and the year ended December 31, 2019.

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.46875	$956
Second quarter	$0.46875	$956

2019
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956
Fourth quarter	$0.46875	$956

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock issuance as of June 30, 2020.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$ 22.04	3.50%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series B preferred stock dividends that were declared during the six months ended June 30, 2020 and the year ended December 31, 2019.

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.14875	$657
Second quarter	$0.14875	$657

2019
First quarter	$0.13813	$610
Second quarter	$0.13813	$610
Third quarter	$0.13813	$610
Fourth quarter	$0.13813	$610

8. Non-Controlling Interests

Operating Partnership Units Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through its Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007. In connection with the Cincinnati, Ohio acquisition on October 15, 2018, the Company, through its Operating Partnership issued 626,011 OP Units at $17.00 per OP Unit for a total of approximately $10,642. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. OP Units can be converted to common stock on a 1:1 conversion rate after one year. During the six months ended June 30, 2020, 57,384 OP units were redeemed for 57,384 shares of our common stock. During the year ended December 31, 2019, 172,153 OP units were redeemed for 172,153 shares of our common stock.

The following table sets forth the OP Unit distributions that were declared during the six months ended June 30, 2020 and the year ended December 31, 2019.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2020
First quarter	$0.375	$324
Second quarter	$0.200	$164
2019
First quarter	$0.375	$393
Second quarter	$0.375	$393
Third quarter	$0.375	$393
Fourth quarter	$0.375	$328

The proportionate share of the loss attributed to the partnership units was $209 and $380 for the three months ending June 30, 2020 and 2019, respectively, and $454 and $1,033 for the six months ending June 30, 2020 and 2019, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

9. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the six months ended June 30, 2020:

Shares
Unvested restricted stock at January 1, 2020	162,184
Granted	44,900
Forfeited	—
Vested	(58,902)
Unvested restricted stock at June 30, 2020	148,182

The Company recorded equity-based compensation in the amount of $732 and $593 for the six months ended June 30, 2020 and 2019, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2020 was approximately $2,478 and is expected to be recognized over a weighted average period of approximately 3 years.

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss	$(3,885)	$(2,857)	$(8,157)	$(6,456)
Less: loss attributable to non-controlling interest	(209)	(380)	(454)	(1,033)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,676)	(2,477)	(7,703)	(5,423)
Less: Preferred stock dividends	1,613	1,566	3,226	3,132
Less: Series B Preferred stock accretion to redemption value	1,854	1,901	3,708	3,801
Less: amount allocated to participating securities	30	58	106	115
Net loss attributable to common stockholders	$(7,173)	$(6,002)	$(14,743)	$(12,471)

Denominator
Weighted-average common shares outstanding basic and diluted	14,649,290	6,835,878	14,514,233	5,787,600

Net loss per share attributable to common stockholders – basic and diluted	$(0.49)	$(0.88)	$(1.02)	$(2.15)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at June 30, 2020 include the 311,661 shares of common stock warrants and 148,182 shares of restricted common stock. The stock warrants and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

Legal Proceedings

The Company is not currently party to any significant legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred, the costs related to such legal proceedings.

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

12. Subsequent Events

Subsequent to June 30, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, such as “stay-at-home” and “phased-reopening” orders and continued restrictions on certain business activities. Through the date of this filing we have not provided any additional rent deferrals or other rent concessions for rents due during Q3 2020. The extent that the pandemic impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted including the scope, severity and duration of the pandemic, the actions taken to contain the virus and to mitigate the personal and financial impacts.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended June 30, 2020 and 2019 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2020, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2019 and 2018 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company’s portfolio at June 30, 2020 consists of 96 industrial properties (the “Company Portfolio”) comprising of 125 buildings located in eleven states with an aggregate of approximately 20 million rentable square feet leased to 323 different tenants.

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

Impact of COVID-19

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our operating results at this time, the following discussion provides certain information regarding the impacts of the COVID-19 pandemic on our business as of July 31, 2020 and an overview of management’s efforts to respond to anticipated impacts. While our results for the first and second quarter of 2020 were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging efforts of international, federal, state and local public health and governmental authorities in regions across the United States and the world to combat the spread of the virus, including substantial restrictions on the daily activities of individuals and the operations of many businesses, have significantly reduced economic activity throughout the country and increased volatility in the financial markets, which could negatively impact our results of operations during the remainder of 2020 and in future periods.

As a result of the uncertainty surrounding the economic environment, we expect that such statistical and other information provided below will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.

•	We have received July rent payments for approximately 93% of our portfolio; however, collections to-date may not be indicative of collections in any future period.
•	We have received some rent relief requests from tenants at our properties, most often in the form of rent deferral requests, including some from tenants that we believe are being opportunistic. As of June 30, 2020, the Company has entered into a small number of such COVID-19 related rent deferral concessions representing 1.6% or $1.25 million of ABR. ABR is defined/calculated as the annualized monthly contractual base rent per the leases, excluding any rent abatements, as of June 30, 2020. The majority of the deferred balances are scheduled to be paid by December 31, 2020.

In an effort to stabilize our operations and attempt to manage the impact of COVID-19, we have taken a number of proactive measures to maintain the strength of our business, including the following:

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy, and our systems have enabled our team to work seamlessly.
•	We are in frequent communication with our tenants and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•	We have approximately $19.2 million in cash and approximately $29.9 million available on our line of credit as of June 30, 2020 to address near-term working capital and other liquidity needs.
•	We have delayed non-essential capital and operating expenses that do not impact the safety of our tenants or our ability to lease and/or renew leasing space.

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of June 30, 2020, the Company Portfolio was approximately 95.1% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from July 1, 2020 through to December 31, 2022, an aggregate of 36.8% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During the six months ended June 30, 2020, leases for space totaling 2,222,140 square feet (11.1% of the Company Portfolio) either was subject to renewal or expired. Of this space 1,391,948 was renewed (62.6%), 259,147 square feet was leased to new tenants (11.1%) and 571,045 square feet went vacant. Additionally, 90,232 square feet of previously vacant square feet was leased to new tenants. As of June 30, 2020, the vacancy rate of the Company Portfolio was 4.9%.

During the year ended December 31, 2019 and six months ended June 30, 2020, lease negotiation efforts resulted in 85 leases commencing with durations in excess of six months encompassing 4,104,282 square feet and 7 leases commencing with a duration of less than 6 months encompassing 497,000 square feet. Renewed leases made up 67.6% of the square footage covered by the 85 leases in excess of 6 months, and the rent under the renewed leases increased an average of 7.3% over the prior leases. Leases to new tenants comprised the other 32.4% of the square footage covered by the 85 leases in excess of 6 months, and the rent under the new leases increased an average of 23.2% over the prior leases. The rental rates under all of the 85 leases in excess of 6 months entered into during 2019 and 2020, increased by an average of 11.9% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2019 and the six months ended June 30, 2020.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2019	Renewals	1,380,839	58.4%	$4.17	$4.51	7.9%	$0.19	$0.14
	New Leases	982,116	41.6%	$2.88	$3.43	19.1%	$0.27	$0.23
	Total	2,362,955	100.0%	$3.64	$4.06	11.6%	$0.22	$0.17

2020	Renewals	1,391,948	79.9%	$3.51	$3.74	6.6%	$0.09	$0.08
	New Leases	349,379	20.1%	$3.73	$4.92	31.9%	$0.27	$0.19
	Total	1,741,327	100.0%	$3.56	$3.98	11.8%	$0.13	$0.10

Total	Renewals	2,772,787	67.6%	$3.84	$4.12	7.3%	$0.14	$0.11
	New Leases	1,331,495	32.4%	$3.10	$3.82	23.2%	$0.27	$0.22
	Total	4,104,282	100.0%	$3.60	$4.03	11.9%	$0.18	$0.14

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of June 30, 2020 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 27, 2020 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

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

Update on Dividend Policy

Given the Company’s continued focus on its balance sheet and liquidity position, our Board of Directors revised the common stock dividend policy to adjust the quarterly dividend, if declared, to $0.20 per diluted share, or an annualized rate of $0.80 per diluted share, effective with the second quarter dividend declared in June 2020. The Board of Directors and management will continue to assess the Company’s common stock dividend policy in light of the uncertainty resulting from COVID-19 and the requirements to maintain the Company’s REIT compliance.  Accordingly, there can be no assurances as to the timing or amount of dividends for future periods.

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

For the three months ended June 30, 2020 and 2019, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from April 1, 2019 through June 30, 2020. For the six months ended June 30, 2020 and 2019, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from January 1, 2019 through June 30, 2020.

Three Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions and dispositions and total portfolio for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Three months ended June 30,		Change		Three months ended June 30,		Change		Three months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Revenue:
Rental revenue	$16,623	$16,916	$(293)	-1.7%	$9,514	$106	$9,408	8,875%	$26,137	$17,022	$9,115	53.5%

Property expenses	5,981	6,015	(34)	-0.6%	3,045	19	3,026	15,926%	9,026	6,034	2,992	49.6%
Depreciation and amortization									13,520	8,476	5,044	59.5%
General and administrative									2,576	1,691	885	52.3%
Total operating expenses									25,122	16,201	8,921	55.1%

Other income (expense)
Interest expense									(4,900)	(3,576)	(1,324)	37.0%
Change in fair value of warrant derivative									—	(102)	102	-100%
Total other expense									(4,900)	(3,678)	(1,222)	33.2%

Net loss									$(3,885)	$(2,857)	$(1,028)	36.0%

Rental revenue: Rental revenue increased by approximately $9,115 to $26,137 for the three months ended June 30, 2020 as compared to $17,022 for the three months ended June 30, 2019. The increase was primarily related to an increase in rental revenue from acquisitions of $9,408 and a decrease of $293 from same store properties primarily from a decrease of $87 in tenant reimbursements, and a decrease in non-cash rent adjustments of $179 for the three months ended June 30, 2020.

Property expenses:  Property expenses increased $2,992 for the three months ended June 30, 2020 to $9,026 as compared to $6,034 for the three months ended June 30, 2019 primarily due to an increase in expenses related to acquisitions of $3,026. Property expenses for the same store properties decreased approximately $34 primarily due to increases in utility and operating expenses totaling $167, offset by an decrease in real estate taxes of approximately $201.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $5,044 to approximately $13,520 for the three months ended June 30, 2020 as compared to $8,476 for the three months ended June 30, 2019, primarily due to an increase from acquisitions of $5,805 and a decrease of $761 for the same store properties.

General and administrative: General and administrative expenses increased approximately $885 to $2,576 for the three months ended June 30, 2020 as compared to $1,691 for the three months ended June 30, 2019. The increase is attributable primarily to increased professional fees of $210 due to compliance, increased compensation expense of $453 due to increased head count and compensation increases, an increase in non-cash stock compensation of $79 and an increase of $146 due to non-cash rent expense.

Interest expense: Interest expense increased by approximately $1,324 to $4,900 for the three months ended June 30, 2020, as compared to $3,576 for the three months ended June 30, 2019. The increase is primarily due to additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019
Accrued interest	$(174)	$(62)
Amortization of debt related costs	366	273
Total accretion of interest and deferred interest	192	211
Cash interest paid	4,708	3,365
Total interest expense	$4,900	$3,576

Change in fair value of warrant derivative: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $102 for the three months ended June 30, 2019 was due to an increase in the common stock warrant liability during the second quarter of 2019. There was no adjustment to the fair value of the warrant derivative during the three months ended June 30, 2020.

Six Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions and dispositions and total portfolio for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Six months ended June 30,		Change		Six months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Revenue:
Rental revenue	$33,814	$33,289	$525	1.6%	$18,552	$395	$18,157	4,597%	$52,366	$33,684	$18,682	55.5%

Property expenses	11,943	12,181	(238)	-2.0%	6,094	115	5,979	5,199%	18,037	12,296	5,741	46.7%
Depreciation and amortization									27,617	16,908	10,709	63.3%
General and administrative									5,098	3,337	1,761	52.8%
Total operating expenses									50,752	32,541	18,211	56.0%

Other income (expense)
Interest expense									(9,771)	(7,418)	(2,353)	31.7%
Change in fair value of warrant derivative									—	(181)	181	-100%
Total other expense									(9,771)	(7,599)	(2,172)	28.6%

Net loss									$(8,157)	$(6,456)	$(1,701)	26.3%

Rental revenue: Rental revenue increased by approximately $18,682 to $52,366 for the six months ended June 30, 2020 as compared to $33,684 for the six months ended June 30, 2019. The increase was primarily related to an increase in rental revenue from acquisitions of $18,157 and an increase of $525 from same store properties primarily from an increase in rent income of $545 due to scheduled rent steps and leasing activities and an increase of $175 in tenant reimbursements, offset by a decrease in non-cash rent adjustments of $197 for the six months ended June 30, 2020.

Property expenses:  Property expenses increased $5,741 for the six months ended June 30, 2020 to $18,037 as compared to $12,296 for the six months ended June 30, 2019 primarily due to an increase in expenses related to acquisitions of $5,979. Property expenses for the same store properties decreased approximately $238 primarily due to decreases in real estate taxes, utilities and other operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $10,709 to approximately $27,617 for the six months ended June 30, 2020 as compared to $16,908 for the six months ended June 30, 2019, primarily due to an increase from acquisitions of $11,367 and a decrease of $658 for the same store properties.

General and administrative: General and administrative expenses increased approximately $1,761 to $5,098 for the six months ended June 30, 2020 as compared to $3,337 for the six months ended June 30, 2019. The increase is attributable primarily to increased professional fees of $528 due to compliance, increased compensation expense of $703 due to increased head count and compensation increases, an increase in non-cash stock compensation of $140 and an increase of $249 due to non-cash rent expense.

Interest expense: Interest expense increased by approximately $2,353 to $9,771 for the six months ended June 30, 2020, as compared to $7,418 for the six months ended June 30, 2019. The increase is primarily due to additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Accrued interest	$90	$(93)
Amortization of debt related costs	665	508
Total accretion of interest and deferred interest	755	415
Cash interest paid	9,016	7,003
Total interest expense	$9,771	$7,418

Change in fair value of warrant derivative: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $181 for the six months ended June 30, 2019 was due to an increase in the common stock warrant liability during the first six months of 2019. There was no adjustment to the fair value of the warrant derivative during the six months ended June 30, 2020.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
NOI:	2020	2019	2020	2019
Net loss	$(3,885)	$(2,857)	$(8,157)	$(6,456)
General and administrative	2,576	1,691	5,098	3,337
Depreciation and amortization	13,520	8,476	27,617	16,908
Interest expense	4,900	3,576	9,771	7,418
Change in fair value of warrant derivative	—	102	—	181
NOI	$17,111	$10,988	$34,329	$21,388

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
EBITDAre:	2020	2019	2020	2019
Net loss	$(3,885)	$(2,857)	$(8,157)	$(6,456)
Depreciation and amortization	13,520	8,476	27,617	16,908
Interest expense	4,900	3,576	9,771	7,418
EBITDAre	$14,535	$9,195	$29,231	$17,870

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

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
FFO:	2020	2019	2020	2019
Net loss	$(3,885)	$(2,857)	$(8,157)	$(6,456)
Depreciation and amortization	13,520	8,476	27,617	16,908
FFO:	$9,635	$5,619	$19,460	$10,452
Preferred stock dividends	(1,613)	(1,566)	(3,226)	(3,132)
FFO attributable to common stockholders and unit holders	$8,022	$4,053	$16,234	$7,320

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
AFFO:	2020	2019	2020	2019
FFO attributable to common stockholders and unit holders	$8,022	$4,053	16,234	$7,320
Amortization of debt related costs	366	273	665	508
Non-cash interest expense	(174)	(62)	90	(93)
Stock compensation	383	305	732	593
Change in fair value of warrant derivative	—	102	—	181
Straight line rent	(443)	(223)	(961)	(481)
Above/below market lease rents	(438)	(344)	(986)	(685)
Recurring capital expenditures (1)	(719)	(687)	(1,755)	(1,246)
AFFO:	$6,997	$3,417	$14,019	$6,097

_______________

(1)	Excludes non-recurring capital expenditures of $401 and $635 for the three months ended June 30, 2020 and 2019, respectively, and $2,151 and $1,688 for the six months ended June 30, 2020 and 2019 respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the six months ended June 30, 2020 and 2019 are as follows:

	Six months Ended June 30,
	2020	2019
Net cash provided by operating activities	$20,551	$7,021
Net cash used in investing activities	$(92,272)	$(24,488)
Net cash provided by financing activities	$78,569	$26,700

Operating activities: Net cash provided by operating activities for the six months ended June 30, 2020 increased approximately $13,530 compared to the six months ended June 30, 2019. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q2 2019 and Q2 2020 and same store properties.

Investing activities: Net cash used in investing activities for the six months ended June 30, 2020 increased approximately $67,784 compared to the six months ended June 30, 2019 primarily due to property acquisitions completed during the first six months in 2020 totaling $89,053 as opposed to $22,686 during the first six months of 2019 and an increase in capital expenditures as a result of our expanded portfolio totaling $1,417.

Financing activities: Net cash provided by financing activities for the six months ended June 30, 2020 increased $51,869 compared to the six months ended June 30, 2019. The change was predominantly driven by an increase of $99,239 in net proceeds from secured debt and the line of credit, offset by an increase of $7,933 in dividends paid and a decrease in net proceeds from the issuance of common stock of $39,437.

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

The COVID-19 pandemic continues to create social and economic uncertainty for the Company, its tenants and stakeholders. Given the wide-ranging impacts of the pandemic, coupled with external factors that are outside the control of the Company, the extent of such impacts from the COVID-19 pandemic continues to be dependent on various future developments, which are highly uncertain and cannot be readily predicted. The Company continues to monitor potential liquidity restraints resulting from the COVID-19 pandemic, including the evaluation and potential of delayed non-essential capital and operating expenditures that do not impact the safety or ability to lease and/or renew space, and maintaining sufficient availability under our revolving line of credit. The updated dividend policy effective with the second quarter of 2020 has provided the Company with additional liquidity to fund its short and long-term needs.

As of June 30, 2020, we had available liquidity of approximately $49.1 million, comprised of $19.2 million in cash and $29.9 million available on our line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of June 30, 2020

The following is a schedule of our indebtedness as of June 30, 2020 (dollars in thousands):

	Outstanding Balance	Interest rate at June 30, 2020	Final Maturity Date
Secured debt:
AIG Loan	$118,352	4.08%	November 1, 2023
Transamerica Loan	73,593	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	21,074	3.78%	May 1, 2028
Fisher Park Mortgage	13,552	5.23%	January 1, 2027
South Park Mortgage	9,399	3.41%	January 10, 2022
Orange Point Mortgage	20,536	4.14%	August 1, 2024
KeyBank Term Loan	81,000	2.43%(1)	October 22, 2020
Total secured debt	$400,621
Unamortized debt issuance costs, net	(4,236)
Unamortized premium/(discount), net	765
Secured debt, net	397,150

Revolving line of credit facility:
Borrowings under line of credit	70,100	2.43%(1)	August 7, 2023
Borrowings under line of credit, net	$70,100

_______________

(1)	The 1-month LIBOR rate as of June 30, 2020 was 0.16%. The spread over the applicable rate for the KeyBank Term Loan and the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Stock Issuances

Universal Shelf S-3 Registration Statement

The Company has approximately $314,365 available for issuance under its Registration Statement on Form S-3 filed on July 30, 2018 with the SEC. The registration statement allows the Company to offer debt or equity securities (or a combination thereof) from time to time.

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

For the six months ending June 30, 2020, the Company has issued 1,654,005 shares of its common stock under both ATM programs for aggregate net proceeds of approximately $23,350. The Company has approximately $86,403 available for issuance under the $100 Million ATM program.

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

At June 30, 2020, we had $151,100 of outstanding variable rate debt, which was subject to a weighted average interest rate of 2.80% during the three months ended June 30, 2020. Based on the variable rate borrowings outstanding during the three months ended June 30, 2020, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended June 30, 2020, our interest expense for the quarter would have increased by approximately $431. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Interest Rate Risk (amounts in thousands)

ASC 815, Derivatives and Hedging requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of June 30, 2020, the Company has no derivative or hedging contracts.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Preferred Stock and Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Dated: August 5, 2020