Form 10-Q
period 2020-09-30
Plymouth Industrial REIT Inc.
filed 2020-11-06
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2020

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

As of October 31, 2020, the Registrant had outstanding 24,714,833 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019

Assets
Real estate properties	$786,425	$655,788
Less accumulated depreciation	(89,059)	(63,877)
Real estate properties, net	697,366	591,911

Cash	15,352	10,465
Cash held in escrow	10,026	9,453
Restricted cash	4,265	2,480
Deferred lease intangibles, net	58,693	57,088
Other assets	21,122	14,084
Total assets	$806,824	$685,481

Liabilities, Preferred stock and Equity
Liabilities:
Secured debt, net	$411,003	$318,558
Borrowings under line of credit	—	78,900
Accounts payable, accrued expenses and other liabilities	45,491	36,284
Deferred lease intangibles, net	9,060	8,314
Total liabilities	465,554	442,056
Commitments and contingencies (Note 11)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,040,000 shares issued and outstanding at September 30, 2020 and December 31, 2019 (aggregate liquidation preference of $51,000 at September 30, 2020 and December 31, 2019)	48,868	48,868
Series B: 4,411,764 shares issued and outstanding at September 30, 2020 and December 31, 2019, (aggregate liquidation preference of $97,230 and $96,574 at September 30, 2020 and December 31, 2019, respectively)	85,355	79,793

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 24,714,833 and 14,141,355 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	247	141
Additional paid in capital	364,560	256,259
Accumulated deficit	(159,739)	(148,403)
Total stockholders' equity	205,068	107,997
Non-controlling interest	1,979	6,767
Total equity	207,047	114,764
Total liabilities, preferred stock and equity	$806,824	$685,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Rental revenue	$27,518	$19,123	$79,884	$52,807
Total revenues	27,518	19,123	79,884	52,807

Operating expenses:
Property	10,064	6,920	28,101	19,216
Depreciation and amortization	13,985	9,399	41,602	26,307
General and administrative	2,280	2,135	7,378	5,472
Total operating expenses	26,329	18,454	77,081	50,995

Other income (expense):
Interest expense	(4,538)	(3,643)	(14,309)	(11,061)
Impairment on real estate lease	(311)	—	(311)	—
Unrealized appreciation/(depreciation) of warrants	(103)	—	(103)	(181)
Total other expense, net	(4,952)	(3,643)	(14,723)	(11,242)

Net loss	(3,763)	(2,974)	(11,920)	(9,430)
Less: loss attributable to non-controlling interest	(130)	(308)	(584)	(1,341)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,633)	(2,666)	(11,336)	(8,089)
Less: Preferred stock dividends	1,613	1,566	4,839	4,698
Less: Series B preferred stock accretion to redemption value	1,854	1,900	5,562	5,701
Less: amount allocated to participating securities	38	62	144	177
Net loss attributable to common stockholders	$(7,138)	$(6,194)	$(21,881)	$(18,665)
Net loss basic and diluted per share attributable to common stockholders	$(0.36)	$(0.68)	$(1.35)	$(2.73)

Weighted-average common shares outstanding basic and diluted	19,631,443	9,081,180	16,232,420	6,847,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock		Additional		Stockholders'	Non-	Total
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		Paid in	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, January 1, 2020	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$107,997	$6,767	$114,764
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	593,705	6	10,808	—	10,814	—	10,814
Stock based compensation	—	—	—	—	—	—	349	—	349	—	349
Restricted shares issued	—	—	—	—	44,900	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	11,477	1	194	—	195	(195)	—
Reallocation of non-controlling interest					—	—	(193)	—	(193)	193	—
Dividends and distributions	—	—	—	—	—	—	(7,159)	—	(7,159)	(324)	(7,483)
Net loss	—	—	—	—	—	—		(4,027)	(4,027)	(245)	(4,272)
Balance, March 31, 2020	2,040,000	$48,868	4,411,764	$81,647	14,791,437	$148	$258,404	$(152,430)	$106,122	$6,196	$112,318
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	1,060,300	11	12,525	—	12,536	—	12,536
Stock based compensation	—	—	—	—	—	—	383	—	383	—	383
Restricted shares issued	—	—	—	—	—	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	45,907	—	780	—	780	(780)	—
Reallocation of non-controlling interest					—	—	328	—	328	(328)	—
Dividends and distributions	—	—	—	—	—	—	(4,792)	—	(4,792)	(164)	(4,956)
Net loss	—	—	—	—	—	—	—	(3,676)	(3,676)	(209)	(3,885)
Balance, June 30, 2020	2,040,000	$48,868	4,411,764	$83,501	15,897,644	$159	$265,774	$(156,106)	$109,827	$4,715	$114,542
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	8,625,000	86	104,402	—	104,488	—	104,488
Stock based compensation	—	—	—	—	—	—	324	—	324	—	324
Restricted shares issued	—	—	—	—	51,337	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	140,852	2	2,392	—	2,394	(2,394)	—
Reallocation of non-controlling interest					—	—	77	—	77	(77)	—
Dividends and distributions	—	—	—	—	—	—	(6,555)	—	(6,555)	(135)	(6,690)
Net loss	—	—	—	—	—	—	—	(3,633)	(3,633)	(130)	(3,763)
Balance, September 30, 2020	2,040,000	$48,868	4,411,764	$85,355	24,714,833	$247	$364,560	$(159,739)	$205,068	$1,979	$207,047

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock		Additional		Stockholders’	Non-	Total
	$0.01 Par Value		$0.01 Par Value		$0.01 Par Value		Paid in	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, January 1, 2019	2,040,000	$48,868	4,411,764	$72,192	4,821,876	$49	$126,327	$(137,983)	$(11,607)	$14,467	$2,860
Series B Preferred stock accretion to redemption value	—	—	—	1,900	—	—	(1,900)	—	(1,900)	—	(1,900)
Net proceeds from common stock	—	—	—	—	278,302	2	4,513	—	4,515	—	4,515
Stock based compensation	—	—	—	—	—	—	288	—	288	—	288
Restricted shares issued	—	—	—	—	29,192	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(3,489)	—	(3,489)	(393)	(3,882)
Net loss	—	—	—	—	—	—	—	(2,946)	(2,946)	(653)	(3,599)
Balance, March 31, 2019	2,040,000	48,868	4,411,764	74,092	5,129,370	$51	$125,739	$(140,929)	$(15,139)	$13,421	$(1,718)
Series B Preferred stock accretion to redemption value	—	—	—	1,901	—	—	(1,901)	—	(1,901)	—	(1,901)
Net proceeds from common stock	—	—	—	—	3,572,017	36	58,237	—	58,273	—	58,273
Stock based compensation	—	—	—	—	—	—	305	—	305	—	305
Restricted shares issued	—	—	—	—	53,395	1	—	—	1	—	1
Dividends and distributions	—	—	—	—	—	—	(4,823)	—	(4,823)	(393)	(5,216)
Net loss	—	—	—	—	—	—	—	(2,477)	(2,477)	(380)	(2,857)
Balance, June 30, 2019	2,040,000	$48,868	4,411,764	$75,993	8,754,782	$88	$177,557	$(143,406)	$34,239	$12,648	$46,887
Series B Preferred stock accretion to redemption value	—	—	—	1,900	—	—	(1,900)	—	(1,900)	—	(1,900)
Net proceeds from common stock	—	—	—	—	4,644,032	46	80,481	—	80,527	—	80,527
Stock based compensation	—	—	—	—	—	—	282	—	282	—	282
Restricted shares issued	—	—	—	—	7,488	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(6,593)	—	(6,593)	(393)	(6,986)
Net loss	—	—	—	—	—	—	—	(2,666)	(2,666)	(308)	(2,974)
Balance, September 30, 2019	2,040,000	$48,868	4,411,764	$77,893	13,406,302	$134	$249,827	$(146,072)	$103,889	$11,947	$115,836

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(11,920)	$(9,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,602	26,307
Straight line rent adjustment	(1,453)	(778)
Intangible amortization in rental revenue, net	(1,435)	(1,059)
Amortization of debt related costs	1,051	783
Unrealized appreciation/(depreciation) of warrants	103	181
Impairment on real estate lease	311	—
Stock based compensation	1,056	875
Changes in operating assets and liabilities:
Other assets	(6,138)	(3,291)
Deferred leasing costs	(1,424)	(1,740)
Accounts payable, accrued expenses and other liabilities	9,020	5,854
Net cash provided by operating activities	30,773	17,702
Investing activities
Acquisition of real estate properties	(140,498)	(92,327)
Real estate improvements	(4,578)	(3,271)
Net cash used in investing activities	(145,076)	(95,598)
Financing activities
Proceeds from issuance of common stock, net	127,839	143,315
Proceeds from issuance of secured debt	96,000	63,115
Repayment of secured debt	(3,854)	(63,503)
Proceeds from line of credit facility	41,500	57,697
Repayment of line of credit facility	(120,400)	(86,250)
Debt issuance costs	(510)	(2,304)
Dividends paid	(19,027)	(12,334)
Net cash provided by financing activities	121,548	99,736
Net increase in cash, cash held in escrow, and restricted cash	7,245	21,840
Cash, cash held in escrow, and restricted cash at beginning of period	22,398	14,961
Cash, cash held in escrow, and restricted cash at end of period	$29,643	$36,801
Supplemental Cash Flow Disclosures:
Cash paid for interest	$13,337	$10,046
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$5,586	$5,637
Distribution payable to non-controlling interest holder	$135	$393
Series B accretion to redemption value	$5,562	$5,701
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$423	$647
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$182	$33
Assumption of mortgage notes	$—	$30,581

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of September 30, 2020, and December 31, 2019, the Company owned a 97.3% and 94.2%, respectively, equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties, primarily located in secondary and select primary markets across the U.S. As of September 30, 2020, the Company, through its subsidiaries, owns 99 industrial properties comprising 130 buildings with an aggregate of approximately 20.8 million square feet.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets for real estate acquisitions, impairments of long-lived assets and its common stock warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

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

Revenue Recognition and Tenant Receivables and Rental Revenue Components

Minimum rental revenue from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. In accordance to ASC 842, we assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2020 and December 31, 2019. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, cash held in escrow for real estate tax, insurance and tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2020, the Company has not realized any losses in such cash accounts and believes it is not exposed to any significant risk of loss.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	September 30,	December 31,
	2020	2019
Cash as presented on balance sheet	$15,352	$10,465
Cash held in escrow as presented on balance sheet	10,026	9,453
Restricted cash as presented on balance sheet	4,265	2,480
Cash and cash held in escrow and restricted cash as presented on cash flow statement	$29,643	$22,398

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $396 at September 30, 2020 and $293 at December 31, 2019, as discussed in Note 6.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, accounts payable and accrued expenses and other current liabilities and are considered Level 1 in the fair value hierarchy. The amounts reported on the balance sheet for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

The fair value of our secured debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s secured debt and borrowings under line of credit and the corresponding estimate of fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$414,324	$432,141	$322,177	$319,376
Borrowings under line of credit	—	—	78,900	77,571
Total	414,324	$432,141	401,077	$396,947
Unamortized premium/(discount), net	(4,032)		(4,491)
Unamortized debt issuance cost, net	711		872
Total carrying value	$411,003		$397,458

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $7,233 and $6,718 at September 30, 2020 and December 31, 2019, respectively, and related accumulated amortization amounted to $3,201 and $2,227 at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company has classified net unamortized debt issuance costs of $891 and $1,133, respectively, related to the revolving line of credit facility from borrowings under line of credit, net to other assets in the condensed consolidated balance sheets.

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

Earnings (Loss) per Share

The Company follows the two-class method when computing net earnings (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented.

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

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is in the process of evaluating the impact of the guidance and may apply certain elections as applicable as additional changes in the market occur.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

3. Real Estate Properties

Real estate properties consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Land	$150,795	$127,439
Buildings, building improvements and tenant improvements	565,895	474,492
Site improvements	66,997	52,998
Construction in progress	2,738	859
	786,425	655,788
Less accumulated depreciation	(89,059)	(63,877)
Real estate properties	$697,366	$591,911

Depreciation expense was $8,607 and $5,655 for the three months ended September 30, 2020 and 2019, respectively, and $25,182 and $16,052 for the nine months ended September 30, 2020 and 2019, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the nine months ended September 30, 2020:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands) (1)
Chicago, IL	January 24, 2020	465,940	1	$18,650
Indianapolis, IN	January 27, 2020	276,240	1	8,800
Atlanta/Savannah, GA	January 28, 2020	924,036	5	34,700
Avon, OH	February 14, 2020	406,863	3	15,750
Atlanta, GA	March 13, 2020	117,000	1	10,056
St Louis, MO	September 2, 2020	487,150	1	27,000
St Louis, MO	September 3, 2020	79,258	1	3,712
Jacksonville, FL	September 10, 2020	288,750	1	20,400
Total		3,045,237	14	$139,068

_______________

(1)	Purchase price does not include capitalized acquisition costs.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

Purchase Price (in thousands)
Total Purchase Price
Purchase price	$139,068
Acquisition costs	1,430
Total	$140,498

Allocation of Purchase Price
Land	$23,355
Building	88,440
Site improvements	14,000
Total real estate properties	125,795

Deferred lease intangibles
Tenant relationships	3,079
Leasing commissions	2,610
Above market lease value	1,896
Below market lease value	(2,784)
Lease in place value	9,902
Net deferred lease intangibles	14,703

Total	$140,498

4. Leases

As a Lessor

We lease our properties to tenants under agreements classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Many of our leases include the recovery of certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses is recognized in rental revenue in the condensed consolidated statements of operations. Some of our tenant leases contain options to extend leases at a fair market rate and may also include options to terminate. Some of our tenants’ leases are subject to changes in the Consumer Price Index (“CPI”).

As of September 30, 2020, undiscounted future minimum fixed rental receipts due under non-cancellable operating leases for each of the next five years and total thereafter were as follows (in thousands):

Future Minimum Fixed Rental Receipts

2020	$20,858
2021	76,836
2022	65,098
2023	53,539
2024	42,768
Thereafter	80,797
Total minimum rental receipts	$339,896

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheet. For the nine months ended September 30, 2020 and 2019, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Rental revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from leases	$20,191	$13,810	$58,968	$38,279
Straight-line rent adjustments	492	297	1,453	778
Tenant recoveries	6,387	4,642	18,028	12,691
Amortization of above market leases	(204)	(164)	(605)	(483)
Amortization of below market leases	652	538	2,040	1,542
Total	$27,518	$19,123	$79,884	$52,807

Tenant recoveries included within rental revenue for the three and nine months ending September 30, 2020 and 2019 are variable in nature.

On April 8, 2020, the FASB provided feedback on technical inquires received from stakeholders regarding certain accounting topics affected by the COVID-19 pandemic, including guidance as to whether any concessions granted by a landlord to tenants results in a modification of a lease in accordance to ASC 842. The FASB concluded that a company can, as a policy election, treat any COVID-19 related rent concessions as a provision included within the pre-concession lease arrangement, and therefore, not be classified as a lease modification per ASC 842. In order to be considered a COVID-19 related concession, cash flows may be less than or equal to those prior to the concession, but not substantially greater. As of September 30, 2020, the Company has entered into a small number of such COVID-19 related rent deferral concessions and has elected not to treat such concessions as a modification of the respective lease.

As a Lessee

At September 30, 2020, we have four, non-cancelable office space operating leases. These leases have remaining lease terms ranging from 3.9 years to 10.1 years. The lease agreements do not contain residual value guarantees or an option to renew. As of September 30, 2020, total right of use assets and lease liabilities were approximately $6,426 and $8,235, respectively. The lease liability as of September 30, 2020 represents a weighted-average incremental borrowing rate of 3.9% over the weighted-average remaining lease term of 8.8 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

On September 10, 2020, the Company entered into a sublease agreement related to the space previously occupied as its headquarters. The Company's decision to re-locate its headquarters was identified as a triggering event requiring the reassessment of the recoverability of the associated right of use asset which is recorded in other assets. As the Company would not be utilizing this space in the subsequent period, the right of use asset was de-linked from the previously accrued operating lease liability. Following the Company's analysis, it was determined that a fair value assessment was necessary. The Company utilized a discounted cash flow model to determine the net present value of the remaining right of use asset related to the Company’s previously occupied headquarters. The Company concluded that the fair market value of the right of use asset was not fully recoverable and recorded an impairment charge of $311 during the third quarter to reflect the fair market value of the right of use asset associated with the primary lease as of September 30, 2020.

The following table summarizes the operating lease expense recognized during the three and nine months ended September 30, 2020 included in the Company’s condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
Operating lease expense included in general and administrative expense attributable to office leases	$283	$791
Non-cash adjustment due to straight-line rent adjustments	(154)	(416)
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$129	$375

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating leases in which we are the lessee (in thousands):

	September 30,	December 31,
	2020	2019
2020	$287	$453
2021	1,161	465
2022	1,184	474
2023	1,208	483
2024	1,217	479
Thereafter	4,441	108
Total undiscounted rental commitments	$9,498	$2,462
Present value adjustment using incremental borrowing rate	1,263	321
Total lease liability	$8,235	$2,141

As of September 30, 2020, and December 31, 2019, the Company had no finance leases.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

5. Borrowing Arrangements

Secured Debt

The following table sets forth a summary of the Company’s secured debt outstanding at September 30, 2020 and December 31, 2019:

	Outstanding Balance at
	September 30, 2020	December 31, 2019	Interest rate at September 30, 2020	Final Maturity Date
AIG Loan	$117,723	$119,592	4.08%	November 1, 2023
Transamerica Loan	73,278	74,214	4.35%	August 1, 2028
Allianz Loan	63,115	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,972	21,272	3.78%	May 1, 2028
JPMorgan Chase Loan	13,498	13,661	5.23%	January 1, 2027
Lincoln Life Mortgage	9,344	9,507	3.41%	January 10, 2022
Ohio National Life Mortgage	20,394	20,816	4.14%	August 1, 2024
KeyBank Term Loan (1)	81,000	—	2.41% (2)	October 22, 2020
Nationwide Loan (3)	15,000	—	2.97%	October 1, 2027
	$414,324	$322,177
Unamortized debt issuance costs, net	(4,032)	(4,491)
Unamortized premium/(discount), net	711	872
Secured debt, net	$411,003	$318,558

_______________

(1)	On January 22, 2020, the Operating Partnership (the “KeyBank Term Loan Borrower”) entered into a credit agreement (the “KeyBank Term Loan”) with KeyBank National Association (“KeyBank”) to provide the KeyBank Term Loan Borrower with a term loan with a total commitment of $100,000, subject to certain conditions. The KeyBank Term Loan matures on October 22, 2020. Borrowings under the Credit Agreement bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one month LIBOR rate plus 1.0% or (2) LIBOR, plus, in either case, a spread between 100 and 150 basis points for base rate loans or a spread between 200 and 250 basis points for LIBOR rate loans, with the amount of such spread depending on the KeyBank Term Loan Borrower’s total leverage ratio. The credit agreement is secured by the equity interests of certain of the KeyBank Term Loan Borrower’s wholly-owned subsidiary property owners. The credit agreement contains financial covenants as defined within the KeyBank Term Loan agreement. On October 8, 2020, the Company repaid the KeyBank Term Loan with proceeds from the new $300 million unsecured credit facility (see Note 12).
(2)	The 1-month LIBOR rate as of September 30, 2020 was 0.15%. The spread over the applicable rate for the KeyBank Term Loan is based on the Company’s total leverage ratio.
(3)	On September 2, 2020, a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement (the “Nationwide Loan”) in the amount of $15,000 in connection with the Company’s acquisition of a property in St. Louis. The Nationwide Loan, held by Nationwide Life Insurance Company (“Nationwide”), bears interest at 2.97% and is secured by the property. The Nationwide Loan requires monthly installments of interest only through October 1, 2023 and afterwards, monthly installments of principal plus accrued interest through October 1, 2027, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

Revolving Line of Credit Facility

On August 21, 2020, the Company fully repaid the outstanding balance on the revolving line of credit with KeyBank with proceeds from the follow-on offering (see Note 6). The following table sets forth a summary of the Company’s borrowings outstanding under its line of credit at September 30, 2020 and December 31, 2019:

	Outstanding Balance at
	September 30, 2020	December 31, 2019	Interest rate at September 30, 2020	Final Maturity Date
Borrowings under line of credit(1)	$—	$78,900	2.41%(2)	August 7, 2023

_______________

(1)	On October 8, 2020, the Company replaced the revolving line of credit with KeyBank with the new $300 million unsecured credit facility (see Note 12).
(2)	The 1-month LIBOR rate as of September 30, 2020 was 0.15%. The spread over the applicable rate for the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured debt and revolving line of credit facility as of September 30, 2020 and December 31, 2019.

6. Common Stock

Follow-on Offerings

On August 28, 2020, the Company completed a follow-on public offering of 8,625,000 shares of common stock, including 1,125,000 shares of common stock issued upon exercise of the underwriters’ overallotment option at $12.85 per share resulting in net proceeds of approximately $104,488.

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

During the nine months ended September 30, 2020, the Company issued 1,654,005 shares of its common stock under both ATM programs at a weighted average share price of $14.40, resulting in net proceeds of approximately $23,350.

Common Stock Warrants

The Company has warrants outstanding to acquire 349,537 shares of the Company’s common stock at an exercise price of $16.46 per share, which expire in 2022. The warrants are accounted for as a liability on the accompanying condensed consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

A roll-forward of the warrants is as follows:

Balance at January 1, 2020	$293
Change in fair value	103
Balance at September 30, 2020	$396

The warrants in the amount of $396 at September 30, 2020 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs and assumptions into the model were: exercise price of $16.46, volatility of 40.1%, an expected annual dividend of $0.80, a term of 1.7 years and an annual risk-free interest rate of 0.13%. The warrants in the amount of $293 at December 31, 2019 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $18.96, volatility of 18.1%, an expected annual dividend of $1.50, a term of 2.5 years and an annual risk-free interest rate of 1.6%.

The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the three and nine months ended September 30, 2020 and 2019.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.37500	$5,546
Second quarter	$0.20000	$3,179
Third quarter	$0.20000	$4,943

2019
First quarter	$0.37500	$1,923
Second quarter	$0.37500	$3,257
Third quarter	$0.37500	$5,027
Fourth quarter	$0.37500	$5,303

7. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock issuance as of September 30, 2020:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,040,000	$ 25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956

2019
First quarter	$0.46875	$956
Second quarter	$0.46875	$956
Third quarter	$0.46875	$956
Fourth quarter	$0.46875	$956

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock issuance as of September 30, 2020:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$ 22.04	3.50%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series B preferred stock dividends that were declared during the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.14875	$657
Second quarter	$0.14875	$657
Third quarter	$0.14875	$657

2019
First quarter	$0.13813	$610
Second quarter	$0.13813	$610
Third quarter	$0.13813	$610
Fourth quarter	$0.13813	$610

8. Non-Controlling Interests

Operating Partnership Unit Acquisitions

In connection with the acquisition of the Shadeland Portfolio on August 11, 2017, the Company, through its Operating Partnership issued 421,438 Operating Partnership Units (“OP Units”) at $19.00 per OP Unit for a total of approximately $8,007. In connection with the Cincinnati, Ohio acquisition on October 15, 2018, the Company, through its Operating Partnership issued 626,011 OP Units at $17.00 per OP Unit for a total of approximately $10,642. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. OP Units can be converted to common stock on a 1:1 conversion rate after one year. During the nine months ended September 30, 2020, 198,236 OP units were redeemed for 198,236 shares of our common stock. During the year ended December 31, 2019, 172,153 OP units were redeemed for 172,153 shares of our common stock.

The following table sets forth the OP Unit distributions that were declared during the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Cash Distributions Declared per OP Unit	Aggregate Amount
2020
First quarter	$0.37500	$324
Second quarter	$0.20000	$164
Third quarter	$0.20000	$135
2019
First quarter	$0.37500	$393
Second quarter	$0.37500	$393
Third quarter	$0.37500	$393
Fourth quarter	$0.37500	$328

The proportionate share of the loss attributed to the OP Units was $130 and $308 for the three months ending September 30, 2020 and 2019, respectively, and $584 and $1,341 for the nine months ending September 30, 2020 and 2019, respectively.

9. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the nine months ended September 30, 2020:

Shares
Unvested restricted stock at January 1, 2020	162,184
Granted	101,540
Forfeited	(5,303)
Vested	(67,140)
Unvested restricted stock at September 30, 2020	191,281

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The Company recorded equity-based compensation in the amount of $1,056 and $875 for the nine months ended September 30, 2020 and 2019, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2020 was approximately $2,787 and is expected to be recognized over a weighted average period of approximately 3.17 years.

10. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(3,763)	$(2,974)	$(11,920)	$(9,430)
Less: loss attributable to non-controlling interest	(130)	(308)	(584)	(1,341)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,633)	(2,666)	(11,336)	(8,089)
Less: Preferred stock dividends	1,613	1,566	4,839	4,698
Less: Series B Preferred stock accretion to redemption value	1,854	1,900	5,562	5,701
Less: amount allocated to participating securities	38	62	144	177
Net loss attributable to common stockholders	$(7,138)	$(6,194)	$(21,881)	$(18,665)

Denominator
Weighted-average common shares outstanding basic and diluted	19,631,443	9,081,180	16,232,420	6,847,950

Net loss per share attributable to common stockholders – basic and diluted	$(0.36)	$(0.68)	$(1.35)	$(2.73)

The Company uses the two-class method of computing earnings per common share in which participating securities are included within the basic earnings per share (“EPS”) calculation. The amount allocated to participating securities is according to dividends declared (whether paid or unpaid). The restricted stock does not have any participatory rights in undistributed earnings. The unvested shares of restricted stock are accounted for as participating securities as they contain non-forfeitable rights to dividends.

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at September 30, 2020 include 349,537 shares of common stock warrants and 191,281 shares of restricted common stock. The stock warrants and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

11. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, President and Chief Investment Officer, Executive Vice President and Chief Financial Officer and Executive Vice President Asset Management. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $300 to $550 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

12. Subsequent Events

Subsequent to September 30, 2020, the United States continues to be severely impacted by the COVID-19 pandemic and by the economic effects of government responses, such as “stay-at-home” and “phased-reopening” orders and continued restrictions on certain business activities. Through the date of this filing we have not provided any additional rent deferrals or other rent concessions for rents due during Q4 2020. The extent that the pandemic impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted including the scope, severity and duration of the pandemic, the actions taken to contain the virus and to mitigate the personal and financial impacts.

On October 8, 2020, the Company entered into a new $300 million unsecured credit facility, comprised of $200 million revolving credit facility and $100 million term loan. KeyBanc Capital Markets, as Lead Arranger, arranged the new facility and term loan. Syndicate lenders include Barclays Bank PLC, JPMorgan Chase Bank N.A., Bank of Montreal, and Capital One National Association with KeyBank National Association serving as administrative agent. The unsecured credit facility replaces an existing $100 million secured facility that was set to mature in August 2023, and the $100 million unsecured term loan replaces a $100 million secured term loan that was set to mature on October 22, 2020. The new unsecured revolving credit facility has an accordion feature enabling the Company to increase the total borrowing capacity under the credit facility and term loan up to an aggregate of $500 million, subject to certain conditions. The new credit facility matures in October 2024 and has two, six-month extension options, subject to certain conditions, and the new term loan matures in October 2025. Amounts outstanding under the facility and the term loan bear interest at LIBOR (at a floor of 0.30%) plus a margin between 145 to 200 basis points, depending on the Company’s total leverage ratio, per the agreement.

On October 23, 2020, the Company formed a $150 million equity joint venture with Madison International Realty (“Madison”) to pursue the acquisition of value-add and opportunistic industrial properties in key target markets. The Company will own a 20% interest in the joint venture, and Madison will own an 80% interest. The Company will be responsible for day-to-day oversight of the joint venture, its subsidiaries and properties and will be entitled to an annual asset management fee equal to 1% of the total equity contributed to the joint venture by the partners as well as a promote based on return thresholds. Additionally, the Company has options to purchase properties out of the joint venture over time. For its initial investment, the joint venture has entered into a purchase and sale agreement with an unaffiliated seller, to acquire a 28-property portfolio of Class B industrial properties totaling 2.3 million square feet in metropolitan Memphis, Tennessee. The acquisition is expected to close by year end 2020, but is subject to customary closing conditions and may not close within the time period indicated or at all. The acquisition is expected to be funded with a combination of equity and secured financing.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended September 30, 2020 and 2019 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2020, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2019 and 2018 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant Class B industrial properties, including distribution centers, warehouses and light industrial properties. The Company’s portfolio at September 30, 2020 consists of 99 industrial properties (the “Company Portfolio”) comprising of 130 buildings located in eleven states with an aggregate of approximately 20.8 million rentable square feet leased to 331 different tenants.

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

Impact of COVID-19

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our operating results at this time, the following discussion provides certain information regarding the impacts of the COVID-19 pandemic on our business and an overview of management’s efforts to respond to anticipated impacts. While our results for the first three quarters of 2020 were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging efforts of international, federal, state and local public health and governmental authorities in regions across the United States and the world to combat the spread of the virus, including substantial restrictions on the daily activities of individuals and the operations of many businesses, have significantly reduced economic activity throughout the country and increased volatility in the financial markets, which could negatively impact our results of operations during the remainder of 2020 and in future periods.

As a result of the uncertainty surrounding the economic environment, we expect that such statistical and other information provided below will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.

•	As of September 30, 2020, we have collected approximately 97% of recurring base rents and tenant recoveries billed for the third quarter of 2020; however, collections to-date may not be indicative of collections in any future period.
•	We have received some rent relief requests from tenants at our properties, most often in the form of rent deferral requests, including some from tenants that we believe are being opportunistic. During the second quarter of 2020, the Company has entered into a small number of such COVID-19 related rent deferral concessions representing 1.5% or $1.25 million of ABR. ABR is defined/calculated as the annualized monthly contractual base rent per the leases, excluding any rent abatements, as of September 30, 2020. The majority of the deferred balances are scheduled to be paid by December 31, 2020. Through the date of this filing, we have not provided any additional rent deferrals or other rent concessions.

In an effort to stabilize our operations and attempt to manage the impact of COVID-19, we have taken a number of proactive measures to maintain the strength of our business, including the following:

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy, and our systems have enabled our team to work seamlessly.
•	We are in frequent communication with our tenants and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•	We have approximately $25.4 million in cash and cash equivalents and approximately $100 million available on our line of credit as of September 30, 2020 to address near-term working capital and other liquidity needs.
•	We have delayed non-essential capital and operating expenses that do not impact the safety of our tenants or our ability to lease and/or renew leasing space.

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of September 30, 2020, the Company Portfolio was approximately 95.5% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from October 1, 2020 through to December 31, 2022, an aggregate of 33.3% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

During the nine months ended September 30, 2020, leases for space totaling 2,516,939 square feet (12.1% of the Company Portfolio) either was subject to renewal or expired. Of this space 1,556,608 square feet was renewed (61.8%), 397,830 square feet was leased to new tenants (15.8%) and 562,501 square feet went vacant (22.4%). Additionally, 191,090 square feet of previously vacant square feet was leased to new tenants. As of September 30, 2020, the vacancy rate of the Company Portfolio was 4.5%.

During the year ended December 31, 2019 and nine months ended September 30, 2020, lease negotiation efforts resulted in 100 leases commencing with durations in excess of six months encompassing 4,450,431 square feet and 10 leases commencing with a duration of less than 6 months encompassing 529,542 square feet. Renewed leases made up 64.7% of the square footage covered by the 100 leases in excess of 6 months, and the rent under the renewed leases increased an average of 6.9% over the prior leases. Leases to new tenants comprised the other 35.3% of the square footage covered by the 100 leases in excess of 6 months, and the rent under the new leases increased an average of 22.6% over the prior leases. The rental rates under all of the 100 leases in excess of 6 months entered into during 2019 and 2020, increased by an average of 11.8% over the rates of the prior leases.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2019 and the nine months ended September 30, 2020.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR

2019	Renewals	1,380,839	58.4%	$4.17	$4.51	7.9%	$0.19	$0.14
	New Leases	982,116	41.6%	$2.88	$3.43	19.1%	$0.27	$0.23
	Total	2,362,955	100.0%	$3.64	$4.06	11.6%	$0.22	$0.17

2020	Renewals	1,498,556	71.8%	$3.63	$3.84	5.8%	$0.09	$0.08
	New Leases	588,920	28.2%	$3.71	$4.72	27.2%	$0.21	$0.12
	Total	2,087,476	100.0%	$3.65	$4.09	12.1%	$0.12	$0.09

Total	Renewals	2,879,395	64.7%	$3.89	$4.16	6.9%	$0.14	$0.11
	New Leases	1,571,036	35.3%	$3.19	$3.91	22.6%	$0.25	$0.19
	Total	4,450,431	100.0%	$3.64	$4.07	11.8%	$0.18	$0.14

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of September 30, 2020 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 27, 2020 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

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

Update on Dividend Policy

Given the Company’s continued focus on its balance sheet and liquidity position, effective with the second quarter dividend declared in June 2020 our Board of Directors revised the common stock dividend policy to adjust the quarterly dividend, if declared, to $0.20 per diluted share, or an annualized rate of $0.80 per diluted share. The Board of Directors and management will continue to assess the Company’s common stock dividend policy in light of the uncertainty resulting from COVID-19 and the requirements to maintain the Company’s REIT compliance.  Accordingly, there can be no assurances as to the timing or amount of dividends for future periods.

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

For the three months ended September 30, 2020 and 2019, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from July 1, 2019 through September 30, 2020. For the nine months ended September 30, 2020 and 2019, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions/Dispositions as any properties that were acquired or sold during the period from January 1, 2019 through September 30, 2020.

Three Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions and dispositions and total portfolio for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change		Three Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Revenue:
Rental revenue	$18,075	$17,721	$354	2.0%	$9,443	$1,402	$8,041	574%	$27,518	$19,123	$8,395	43.9%

Property expenses	6,998	6,487	511	7.9%	3,066	433	2,633	608%	10,064	6,920	3,144	45.4%
Depreciation and amortization									13,985	9,399	4,586	48.8%
General and administrative									2,280	2,135	145	6.8%
Total operating expenses									26,329	18,454	7,875	42.7%

Other income (expense)
Interest expense									(4,538)	(3,643)	(895)	24.6%
Impairment on real estate lease									(311)	—	(311)	0.0%
Unrealized appreciation/(depreciation) of warrants									(103)	—	(103)	0.0%
Total other expense									(4,952)	(3,643)	(1,309)	35.9%

Net loss									$(3,763)	$(2,974)	$(789)	26.5%

Rental revenue: Rental revenue increased by approximately $8,395 to $27,518 for the three months ended September 30, 2020 as compared to $19,123 for the three months ended September 30, 2019. The increase was primarily related to an increase in rental revenue from acquisitions of $8,041 and an increase of $354 from same store properties primarily from an increase of $485 due to scheduled rent steps, leasing activities, and tenant reimbursements, and a decrease in non-cash rent adjustments of $131 for the three months ended September 30, 2020.

Property expenses:  Property expenses increased $3,144 for the three months ended September 30, 2020 to $10,064 as compared to $6,920 for the three months ended September 30, 2019 primarily due to an increase in expenses related to acquisitions of $2,633. Property expenses for the same store properties increased approximately $511 primarily due to increases in real estate taxes.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $4,586 to approximately $13,985 for the three months ended September 30, 2020 as compared to $9,399 for the three months ended September 30, 2019, primarily due to an increase from acquisitions of $5,487 and a decrease of $901 for the same store properties.

General and administrative: General and administrative expenses increased approximately $145 to $2,280 for the three months ended September 30, 2020 as compared to $2,135 for the three months ended September 30, 2019. The increase is attributable primarily an increase in non-cash stock compensation of $42 and an increase of $143 due to non-cash rent expense, offset by a decrease in professional fees of $32.

Interest expense: Interest expense increased by approximately $895 to $4,538 for the three months ended September 30, 2020, as compared to $3,643 for the three months ended September 30, 2019. The increase is primarily due to additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019
Accrued interest	$(169)	$325
Amortization of debt related costs	386	274
Total accretion of interest and deferred interest	217	599
Cash interest paid	4,321	3,044
Total interest expense	$4,538	$3,643

Impairment on real estate lease: Change in impairment on real estate lease represents a non-cash impairment against the carrying value of the right of use asset associated with the primary lease for our prior head-quarters.

Unrealized appreciation/(depreciation) of warrants: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $103 for the three months ended September 30, 2020 was due to an increase in the common stock warrant liability during the third quarter of 2020. There was no adjustment to the fair value of the warrant derivative during the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions and dispositions and total portfolio for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Same Store Portfolio				Acquisitions/Dispositions				Total Portfolio
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Revenue:
Rental revenue	$53,153	$51,405	$1,748	3.4%	$26,731	$1,402	$25,329	1,806%	$79,884	$52,807	$27,077	51.3%

Property expenses	19,338	18,740	598	3.2%	8,763	476	8,287	1,741%	28,101	19,216	8,885	46.2%
Depreciation and amortization									41,602	26,307	15,295	58.1%
General and administrative									7,378	5,472	1,906	34.8%
Total operating expenses									77,081	50,995	26,086	51.2%

Other income (expense)
Interest expense									(14,309)	(11,061)	(3,248)	29.4%
Impairment on real estate lease									(311)	—	(311)	0.0%
Unrealized appreciation/(depreciation) of warrants									(103)	(181)	78	-43.1%
Total other expense									(14,723)	(11,242)	(3,481)	31.0%

Net loss									$(11,920)	$(9,430)	$(2,490)	26.4%

Rental revenue: Rental revenue increased by approximately $27,077 to $79,884 for the nine months ended September 30, 2020 as compared to $52,807 for the nine months ended September 30, 2019. The increase was primarily related to an increase in rental revenue from acquisitions of $25,329 and an increase of $1,748 from same store properties primarily from an increase in rent income of $1,194 due to scheduled rent steps and leasing activities and an increase of $867 in tenant reimbursements, offset by a decrease in non-cash rent adjustments of $313 for the nine months ended September 30, 2020.

Property expenses:  Property expenses increased $8,885 for the nine months ended September 30, 2020 to $28,101 as compared to $19,216 for the nine months ended September 30, 2019 primarily due to an increase in expenses related to acquisitions of $8,287. Property expenses for the same store properties increased approximately $598 primarily due to increases in real estate taxes.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $15,295 to approximately $41,602 for the nine months ended September 30, 2020 as compared to $26,307 for the nine months ended September 30, 2019, primarily due to an increase from acquisitions of $16,388 and a decrease of $1,093 for the same store properties.

General and administrative: General and administrative expenses increased approximately $1,906 to $7,378 for the nine months ended September 30, 2020 as compared to $5,472 for the nine months ended September 30, 2019. The increase is attributable primarily to increased professional fees of $495 due to compliance, increased compensation expense of $669 due to increased head count and compensation increases, an increase in non-cash stock compensation of $182 and an increase of $393 due to non-cash rent expense.

Interest expense: Interest expense increased by approximately $3,248 to $14,309 for the nine months ended September 30, 2020, as compared to $11,061 for the nine months ended September 30, 2019. The increase is primarily due to additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Accrued interest	$(79)	$232
Amortization of debt related costs	1,051	783
Total accretion of interest and deferred interest	972	1,015
Cash interest paid	13,337	10,046
Total interest expense	$14,309	$11,061

Impairment on real estate lease: Change in impairment on real estate lease represents a non-cash impairment against the carrying value of the right of use asset associated with the primary lease for our prior head-quarters.

Unrealized appreciation/(depreciation) of warrants: Change in fair value of warrant derivative represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $103 and $181 for the nine months ended September 30, 2020 and 2019, respectively, was due to an increase in the common stock warrant liability during the first nine months of 2020 and 2019.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
NOI:	2020	2019	2020	2019
Net loss	$(3,763)	$(2,974)	$(11,920)	$(9,430)
General and administrative	2,280	2,135	7,378	5,472
Depreciation and amortization	13,985	9,399	41,602	26,307
Interest expense	4,538	3,643	14,309	11,061
Impairment on real estate lease	311	—	311	—
Unrealized appreciation/(depreciation) of warrants	103	—	103	181
NOI	$17,454	$12,203	$51,783	$33,591

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
EBITDAre:	2020	2019	2020	2019
Net loss	$(3,763)	$(2,974)	$(11,920)	$(9,430)
Depreciation and amortization	13,985	9,399	41,602	26,307
Interest expense	4,538	3,643	14,309	11,061
Unrealized appreciation/(depreciation) of warrants	103	—	103	—
EBITDAre	$14,863	$10,068	$44,094	$27,938

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

The following table sets forth a reconciliation of our historical net loss to FFO attributable to common stockholders and unit holders for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
FFO:	2020	2019	2020	2019
Net loss	$(3,763)	$(2,974)	$(11,920)	$(9,430)
Depreciation and amortization	13,985	9,399	41,602	26,307
FFO:	$10,222	$6,425	$29,682	$16,877
Preferred stock dividends	(1,613)	(1,566)	(4,839)	(4,698)
FFO attributable to common stockholders and unit holders	$8,609	$4,859	$24,843	$12,179

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
AFFO:	2020	2019	2020	2019
FFO attributable to common stockholders and unit holders	$8,609	$4,859	24,843	$12,179
Amortization of debt related costs	386	274	1,051	783
Non-cash interest expense	(169)	325	(79)	232
Stock compensation	324	282	1,056	875
Unrealized appreciation/(depreciation) of warrants	103	—	103	181
Impairment on real estate lease	311	—	311	—
Straight line rent	(492)	(298)	(1,453)	(778)
Above/below market lease rents	(449)	(373)	(1,435)	(1,059)
Recurring capital expenditures (1)	(749)	(976)	(2,504)	(2,222)
AFFO:	$7,874	$4,093	$21,893	$10,191

_______________

(1)	Excludes non-recurring capital expenditures of $1,327 and $1,542 for the three months ended September 30, 2020 and 2019, respectively, and $3,478 and $3,230 for the nine months ended September 30, 2020 and 2019 respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$30,773	$17,702
Net cash used in investing activities	$(145,076)	$(95,598)
Net cash provided by financing activities	$121,548	$99,736

Operating activities: Net cash provided by operating activities for the nine months ended September 30, 2020 increased approximately $13,071 compared to the nine months ended September 30, 2019. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q3 2019 and Q3 2020 and same store properties.

Investing activities: Net cash used in investing activities for the nine months ended September 30, 2020 increased approximately $49,478 compared to the nine months ended September 30, 2019 primarily due to property acquisitions completed during the first nine months in 2020 totaling $140,498 as opposed to $92,327 during the first nine months of 2019 and an increase in capital expenditures as a result of our expanded portfolio totaling $1,307.

Financing activities: Net cash provided by financing activities for the nine months ended September 30, 2020 increased $21,812 compared to the nine months ended September 30, 2019. The change was predominantly driven by an increase of $42,187 in net proceeds from secured debt and the line of credit and a decrease in debt issuance costs of $1,794, offset by an increase of $6,693 in dividends paid and a decrease in net proceeds from the issuance of common stock of $15,476.

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

As of September 30, 2020, we had available liquidity of approximately $125.4 million, comprised of $25.4 million in cash and cash equivalents and $100 million available on our line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of September 30, 2020

The following is a schedule of our indebtedness as of September 30, 2020 (dollars in thousands):

	Outstanding Balance	Interest rate at September 30, 2020	Final Maturity Date
Secured debt:
AIG Loan	$117,723	4.08%	November 1, 2023
Transamerica Loan	73,278	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,972	3.78%	May 1, 2028
JPMorgan Chase Loan	13,498	5.23%	January 1, 2027
Lincoln Life Mortgage	9,344	3.41%	January 10, 2022
Ohio National Life Mortgage	20,394	4.14%	August 1, 2024
KeyBank Term Loan	81,000	2.41%(1)	October 22, 2020
Nationwide Loan	15,000	2.97%	October 1, 2027
Total secured debt	$414,324
Unamortized debt issuance costs, net	(4,032)
Unamortized premium/(discount), net	711
Secured debt, net	411,003

Revolving line of credit facility:
Borrowings under line of credit	—	2.41%(1)	August 7, 2023
Borrowings under line of credit, net	$—

_______________

(1)	The 1-month LIBOR rate as of September 30, 2020 was 0.15%. The spread over the applicable rate for the KeyBank Term Loan and the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Stock Issuances

Universal Shelf S-3 Registration Statement

The Company has approximately $203,534 available for issuance under its Registration Statement on Form S-3 filed on July 30, 2018 with the SEC. The registration statement allows the Company to offer debt or equity securities (or a combination thereof) from time to time.

On August 28, 2020, the Company completed a follow-on public offering of 8,625,000 shares of common stock, including 1,125,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, resulting in net proceeds of approximately $104,488

ATM Program

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

For the nine months ending September 30, 2020, the Company has issued 1,654,005 shares of its common stock under both ATM programs for aggregate net proceeds of approximately $23,350. The Company has approximately $86,403 available for issuance under the $100 Million ATM program.

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

At September 30, 2020, we had $81,000 of outstanding variable rate debt, which was subject to a weighted average interest rate of 2.42% during the three months ended September 30, 2020. Based on the variable rate borrowings outstanding during the three months ended September 30, 2020, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended September 30, 2020, our interest expense for the quarter would have increased by approximately $283. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Interest Rate Risk (amounts in thousands)

ASC 815, Derivatives and Hedging requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of September 30, 2020, the Company has no derivative or hedging contracts.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2020, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Preferred Stock and Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Dated: November 5, 2020