Form 10-K
period 2020-12-31
Plymouth Industrial REIT Inc.
filed 2021-02-26
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

20 Custom House St, 11th Floor

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐     No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the NYSE on June 30, 2020) was $200,308,467.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 22, 2021 was 28,113,917.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2020.

Plymouth Industrial REIT, Inc.

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

Glossary

In this Annual Report on Form 10-K:

•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2020, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Company Portfolio” means the 107 distribution centers, warehouse, light industrial and small bay industrial properties which we wholly own as of December 31, 2020 and does not include properties held by unconsolidated joint ventures;
•	“gateway markets” means gateway cities and the following four largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Washington, DC, Miami and Seattle;
•	“OP units” means units of limited partnership interest in our operating partnership;
•	“our operating partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“Plymouth,” “our company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation, and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., the issuer of the shares of Common and Preferred stock, in this annual report;
•	“primary markets” means the following two metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Chicago and Atlanta;
•	“secondary markets” means for our purposes non-primary markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the U.S.: Austin, Baltimore, Boston, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa;

Our definitions of primary and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

PART I

Item 1. Business

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership, management, redevelopment and development of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. The Company was founded in March 2011 by two of our executive officers, Jeffrey Witherell and Pendleton White, Jr., each of whom have over 25 years of experience acquiring, owning and operating commercial real estate properties. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange under the symbol “PLYM”. Our headquarters and executive offices are located in Boston, Massachusetts. Additionally, we have regional offices in Columbus, Ohio and Jacksonville, Florida.

We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own substantially all of our assets and conduct substantially all of our business through Plymouth Industrial OP, LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2020, the Company owned a 97.7% equity interest in the Operating Partnership. Any net proceeds from our public offerings will be contributed to the Operating Partnership in exchange for OP units. Our interest in the Operating Partnership will generally entitle us to share in cash distributions from, and in the profits and losses of, our Operating Partnership in proportion to our percentage ownership. As the sole general partner of the Operating Partnership, we generally have the exclusive power under the partnership agreement to manage and conduct its business and affairs, subject to certain limited approval and voting rights of the limited partners.

As of December 31, 2020, the Company’s portfolio consists of 107 industrial properties (the “Company Portfolio”) comprising of 141 buildings located in eleven states with an aggregate of approximately 23.3 million rentable square feet. The Company Portfolio was 96.4% leased to 351 different tenants across 34 industry types as of December 31, 2020. We also own a 20% equity interest in, and, provide various services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

Investment Strategy

We intend to continue to focus on the acquisition of industrial properties located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States, which we refer to as our target markets. We believe industrial properties in such target markets will provide superior and consistent cash flow returns at generally lower acquisition costs relative to replacement cost and to industrial properties in gateway markets. Further, we believe there is a greater potential for higher rates of appreciation in the value of industrial properties in our target markets relative to industrial properties in gateway markets.

We believe our target markets provide us with opportunities to acquire both stabilized properties generating favorable cash flows, as well as properties where we can enhance returns through leasing, value-add renovations, value-add redevelopment and ground-up development. We focus primarily on the following investments:

•	single-tenant and multi-tenant industrial properties where tenants are paying below-market rents with near-term lease expirations that we believe have a high likelihood of renewal at market rents; and
•	multi-tenant industrial properties that we believe would benefit from our value-add management approach to create attractive leasing options for our tenants, and as a result of the presence of smaller tenants, obtain higher per-square-foot rents.

We believe there are a significant number of attractive acquisition opportunities available to us in our target markets and that the fragmented ownership of industrial properties within our target markets and the complex operating requirements of the industrial properties we target generally make it more difficult for less-experienced or less-focused operators to access comparable investment opportunities on a consistent basis. While we will focus on investment opportunities in our target markets, we may make opportunistic acquisitions of industrial properties in other markets when we believe we can achieve attractive risk-adjusted returns.

We also intend to continue pursuing joint venture arrangements with institutional partners which could provide management fee income, a residual profit-sharing income and the ability to purchase properties out of the joint venture over time. Such joint ventures may involve investing in industrial assets that would be characterized as opportunistic or value-add investments. These may involve development or redevelopment strategies that may require significant up-front capital expenditures, lengthy lease-up periods and result in inconsistent cash flows. As such, these properties’ risk profiles and return metrics would likely differ from the non-joint venture properties that we target for acquisition.

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

Our investment strategy focuses on industrial properties in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States for the following reasons:

•	investment yields for industrial properties located in our target markets are often greater than investment yields on both industrial properties and other commercial property types located in gateway markets;
•	we believe there is less competition for industrial properties in our target markets from institutional real estate buyers; our typical competitors are local investors who often do not have ready access to debt or equity capital;
•	the industrial markets that we target are highly fragmented with complex operating requirements, which we believe makes it difficult for less-experienced or less-focused operators to access comparable investment opportunities on a consistent basis;
•	we believe that there is a limited new supply of industrial space in our target markets;
•	our target markets generally have less occupancy and rental rate volatility than gateway markets;
•	we believe our target markets generally have more capital appreciation and growth potential at a lower cost basis than gateway markets; and
•	we believe that the demand for e-commerce-related properties, or e-fulfillment facilities, will continue to grow and play a significant role in our investing strategy.

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

Financing Strategy

We intend to maintain a flexible and growth-oriented capital structure. We intend to use the net proceeds from our public offerings along with additional indebtedness to acquire industrial properties. Our additional indebtedness may include unsecured arrangements such as our revolving credit facility and term loan, or, secured arrangements such as a mortgage. We believe that we will have the ability to leverage newly-acquired properties with our long-term target debt-to-value ratio of less than 50%. We also anticipate using OP units to acquire properties from existing owners interested in tax-deferred transactions.

Competition

In acquiring our properties, we compete with other public industrial property sector REITs, income oriented non-traded REITs, private real estate fund managers and local real estate investors and developers. Historically, local real estate investors and developers have represented our dominant competition for acquisition opportunities, however, they do not typically have the same access to capital as afforded to us as a publicly traded entity. We also face significant competition in leasing available space to prospective tenants and in re-leasing space to existing tenants.

We believe we have a competitive advantage in sourcing attractive acquisitions because the competition for our target assets is primarily from local investors who are not likely to have ready access to debt or equity capital. In addition, our umbrella partnership real estate investment trust, or UPREIT, structure enables us to acquire industrial properties on a non-cash basis in a tax efficient manner through the issuance of OP units as full or partial consideration for the transaction. We will also continue to develop our large existing network of relationships with real estate and financial intermediaries. These individuals and companies give us access to significant deal flow—both those broadly marketed and those exposed through only limited marketing. The acquisition of properties will be transacted primarily from third-party owners of existing leased buildings and secondarily from owner-occupiers through sale-leaseback transactions.

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

Human Capital

As of December 31, 2020, we had thirty-four full-time employees. None of our employees are represented by a collective bargaining agreement.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional development of our employees and advancement based on merit. As of December 31, 2020, females constituted approximately 40% of our workforce and 30% of our managerial employees. We intend to continue utilizing a multifaceted recruiting, talent development, and internal promotion strategy to expand the diversity of our employee base across all roles and functions.

 To attract and retain top talent in our highly competitive industry, we have designed our compensation and benefits programs to provide an effective reward structure aligned with the achievement of key business objectives. Our employees are eligible for medical and dental insurance, a savings/retirement plan, disability insurance and receive restricted stock grants per the 2014 Incentive Plan.

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

Our Corporate Information

Our principal executive offices are located at 20 Custom House Street, 11th Floor, Boston, Massachusetts 02110. Our telephone number is (617) 340-3814. Our website is www.plymouthreit.com. We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). Access to those reports and other filings with the SEC may be obtained, free of charge from our website, www.plymouthreit.com or through the SEC’s website at www.sec.gov. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Item 1A. Risk Factors

The following risk factors and other information in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, should be carefully considered. The risks and uncertainties described below are not the only risks we face. In addition to the effects of the COVID-19 pandemic and resulting national and global disruptions on our business and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of the risks discussed below. Additional risks and uncertainties not currently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following or other risks occur, our business financial condition, operating results, cash flows and distributions, as well as the market price of our securities, could be materially adversely affected.

Summary of Risk Factors

Risks Related to Our Business and Operations:

•	Our assets are concentrated in the industrial real estate sector, and our business could be materially and adversely affected by an economic downturn in that sector.
•	Our assets are geographically concentrated in two primary and nine secondary markets, which causes us to be especially susceptible to adverse developments in those markets.
•	Our assets are comprised entirely of industrial properties located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and lgistics corridors of the United States, which subjects us to risks associated with concentrating the Company’s portfolio on such assets.
•	We are subject to risks associated with single tenant leases, and the default by one or more tenants could materially and adversely affect our results of operations and financial results.
•	We are subject to risks related to tenant concentration, which could materially adversely affect our cash flows, result of operations and financial condition.

Risks Associated with Our Indebtedness:

•	Debt service payments on our significant indebtedness may leave us with insufficient cash resources to operate our properties or pay dividends as current contemplated or necessary to maintain our REIT qualification.
•	Restrictive covenants in our debt instruments could restrict our operations and failure to comply with these restrictions could result in the acceleration of our debt.
•	Unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire.
•	Our existing loan agreements contain balloon payment obligations, which may materially and adversely affect our financial condition and our ability to make distributions.
•	Our existing loan agreements are secured by various properties within our portfolio or the equity of our property-owning subsidiaries, so a default under any of these loan documents could result in a loss of the secured properties.
•	Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
•	An increase in interest rates could adversely impact our financial condition, results of operatons and cash flows.

Risks Related to the Real Estate Industry and the Broader Economy:

•	The illiquidity of real estate assets could significantly impede our ability to response to adverse changes in the performance of our properties and harm our financial results.
•	The ongoing COVID-19 pandemic or any unforeseen factor that emerges out of that pandemic or otherwise could materially adversely affect our results of operations and financial results.
•	Declining real estate valuations and impairment charges could materially adversely affect our financial condition and results of operations.
•	Adverse economic conditions and any dislocations in the credit markets could materially adversely affect our financial condition and results of operations.

Risks Related to Our Organizational Structure:

•	Our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategy.
•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of the holders of the partnership interests of our operating partnership.
•	Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction.
•	Our charter contains certain ownership limits with respect to our stock.
•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Risks Related to Our Status as a REIT:

•	Failure to maintain our qualification as a REIT would have significant adverse consequences to us.
•	If our operating partnership failed to qualify as a partnership or a disregarded entity for federal tax purposes, we would cease to qualify as a REIT.
•	To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

Risks Related to Our Business and Operations

Our portfolio is concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.

Our assets are comprised entirely of industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the market for industrial properties could have a material adverse effect on our results of operations, cash flows, financial condition and our ability to pay distributions to our stockholders.

Our portfolio is geographically concentrated in two primary and nine secondary markets, which causes us to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our wholly owned portfolio consists of holdings in the following markets (which accounted for the percentage of our total annualized rent indicated) as of December 31, 2020: Chicago (22.5%); Cleveland (15.8%); Indianapolis (15.3%); Jacksonville (11.7%); Columbus (7.7%); Cincinnati (7.5%); Atlanta (7.1%); Memphis (6.8%); St. Louis (3.4%); Boston (1.2%); and Philadelphia (1.0%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. We cannot assure you that any of our target markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in our target markets. Any adverse economic or real estate developments in our target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

Our portfolio is comprised of industrial properties in primary and secondary markets, as well as select sub-markets which subjects us to risks associated with concentrating our portfolio on such assets.

Our portfolio is comprised of industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties in primary and secondary markets, as well as select sub-markets. While we believe that industrial in our targeted markets have shown positive trends, we cannot give any assurance that these trends will continue. Any developments or circumstances that adversely affect the value of such industrial properties generally could have a more significant adverse impact on us than if our portfolio was diversified by asset type, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

Our business strategy depends on achieving revenue growth from anticipated increases in demand for industrial space in our target markets; accordingly, any delay or a weaker than anticipated economic recovery could materially and adversely affect us and our growth prospects.

Our business strategy depends on achieving revenue growth and capital appreciation from anticipated near-term growth in demand for industrial space in our target markets as a result of improving demographic trends and supply and demand fundamentals. As a result, any delay or a weaker than anticipated economic recovery, particularly in our target markets, could materially and adversely affect us and our growth prospects. Furthermore, even if economic conditions generally improve, we cannot provide any assurances that demand for industrial space in our target markets will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could also be materially and adversely affected.

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

As of December 31, 2020, our top three tenants collectively comprised approximately 6.3% of our total annualized rent. As a result, our financial performance will be dependent, in large part, on the revenues generated from these significant tenants and, in turn, the financial condition of these tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at our properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our cash flows, results of operations and financial condition.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

Leases representing 11.8%, 17.5% and 12.0% of the rentable square footage of the industrial properties in our portfolio will expire in 2021, 2022 and 2023, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be adversely affected.

We may be unable to identify and complete acquisitions of properties that meet our investment criteria, which may have a material adverse effect on our growth prospects.

Our primary investment strategy involves the acquisition of industrial properties located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our investment criteria and are compatible with our growth strategies. We may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may expose us to the following significant risks:

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

We cannot assure you that the price for any future acquisitions will be similar to prior acquisitions. If our revenue does not keep pace with these potential acquisition and expansion costs, we may incur net losses. There is no assurance that we will successfully overcome these risks or other problems encountered with acquisitions. See risk factor “—We are a holding company with no direct operations and, as such, we will rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.”

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

Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;
•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;
•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;
•	market conditions may result in higher-than-expected vacancy rates and lower than expected rental rates; and
•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be materially and adversely affected.

We may not be able to successfully operate our business or generate sufficient cash flows to make or sustain distributions to our stockholders as a publicly traded company.

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

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in our target markets, a general economic downturn and a decline in the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents for properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates comparable to our asking rents for the properties in our portfolio, our ability to generate cash flow growth will be negatively impacted. In addition, depending on fluctuations in asking rental rates at any given time, from time-to-time rental rates for expiring leases in our portfolio may be higher than starting rental rates for new leases.

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

Independent environmental consultants conducted a Phase I or similar environmental site assessment of our properties at the time of their acquisition or in connection with subsequent financings. Such Phase I or similar environmental site assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the relevant properties. We have not obtained and do not intend to obtain new or updated Phase I or similar environmental site assessments, which may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the existing Phase I or similar environmental site assessments and this failure may expose us to liability in the future.

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

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturers would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our company’s status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

If we fail to implement and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

We are required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd Frank, and the NYSE or other relevant listing standards. As a result, we will incur significant legal, accounting and other expenses, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and control systems and procedures demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our stock.

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

Risks Related to Our Indebtedness

We have significant indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

Our total consolidated indebtedness as of December 31, 2020 consists of approximately $522.0 million of indebtedness. We may incur significant additional debt to finance future acquisition and development activities.

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

Certain loan agreements are secured by various properties within our portfolio, so a default under any of these loan documents could result in a loss of the secured properties.

Certain loan agreements are secured by a first lien mortgage on various properties within our portfolio. A default under certain of the loan agreements could result in the foreclosure on all, or a material portion, of the properties within our portfolio, which could leave us with insufficient cash to make debt service payments under our loan agreements and to make distributions to our stockholders.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

We hold certain debt instruments on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Governance and oversight bodies have instituted rules and reforms directed at minimizing the risk of LIBOR manipulation, which may have occurred in the past and could have an adverse impact on the level of the index.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to U.S. dollar LIBOR (“USD LIBOR”) for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. Whether or not SOFR will attain market traction as a USD LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, the interest rates on our debt which is indexed to LIBOR will be determined using a different successor rate, which may adversely affect interest expense and may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD LIBOR were available in its current form. We are currently monitoring this activity and evaluating the related risks.

An increase in interest rates could adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the London Interbank Offered Rate (“LIBOR”) or its replacement. Future increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward.

Risks Related to the Real Estate Industry and the Broader Economy

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

The ongoing COVID-19 pandemic or any unforeseen factor that emerges out of that pandemic or otherwise could materially adversely affect our results of operations and financial results.

The COVID-19 pandemic has severely impacted global economic activity, caused significant volatility in and negative pressure on the financial markets and has had adverse effects on almost every industry, directly or indirectly. As a result of the ongoing COVID-19 pandemic, public health officials continue to recommend and mandate precautions to mitigate the spread of the virus, including prohibitions on congregating in heavily populated areas and shelter-in-place order or similar measures.  A number of our tenants have been impacted by such measures as they either temporarily closed down their operations or are scaling back activity in order to comply, causing a strain on their ability to generate revenue.  As such, our future operations may be adversely impacted by our tenants’ inability to generate revenue and pay their rent due as a result of the shut-downs and other actions taken to contain or treat the impact of COVID-19.  The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, operating results and cash flows due to, among other factors, the following:

•	governmental authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as a result of, or in order to avoid, exposure to a contagious disease;
•	disruption in supply and delivery chains;
•	a general decline in business activity and demand for real estate;
•	the repurposing or redevelopment of properties made obsolete by the pandemic;
•	reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of their lease obligations;
•	difficulty accessing debt and equity capital on attractive terms, or at all, and a significant disruption and instability in global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital to fund business operations or address maturing liabilities on a timely basis; and
•	the potential negative impact on the health of our personnel, particularly if a significant number of our employees are impacted, which may result in a deterioration of our ability to maintain business continuity during a disruption.

While the COVID-19 pandemic did not have a significant negative impact on our operations for the year ended December 31, 2020, a number of tenants requested rental deferral or rent abatement as a result of the pandemic. In response to such requests, during the year ended we entered into a limited number of rent deferrals, representing approximately 1.3% of our annualized base rent for the fiscal year.

Additional unforeseen factors may emerge from time-to-time, and we cannot predict which factors will arise or their ultimate impact on our operations or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from anticipated results.  Any further downward changes in the economy, whether local, national or global, resulting from COVID-19 or some other unforeseen event, could materially adversely affect the value of our properties and our financial condition and results of operations.

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

Any real estate development and redevelopment activities are subject to risks particular to development and redevelopment.

We may engage in development and redevelopment activities with respect to certain properties. To the extent that we do so, we will be subject to the following risks associated with such development and redevelopment activities:

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

Ongoing challenging economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The capital markets have experienced significant adverse conditions in recent years, including a substantial reduction in the availability of, and access to, capital. The risk premium demanded by lenders has increased markedly, as they are demanding greater compensation for risk, and underwriting standards have been tightened. In addition, failures and consolidations of certain financial institutions have decreased the number of potential lenders, resulting in reduced lending sources available to the market. These conditions may limit the amount of indebtedness we are able to obtain and our ability to refinance our indebtedness and may impede our ability to develop new properties and to replace construction financing with permanent financing, which could result in our having to sell properties at inopportune times and on unfavorable terms. If these conditions continue, our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock could be materially adversely affected.

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

Risks Related to Our Organizational Structure

Our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies or could create a negative perception in the capital markets.

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

The holders of shares of our 7.50% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, and our Series B Convertible Redeemable Preferred Stock, or the Series B Preferred Stock, have rights and preferences generally senior to those of the holders of our common stock. The existence of these senior rights and preferences may have a negative impact on the value of shares of our common stock. These rights are more fully set forth in the articles supplementary governing our Series A Preferred Stock and Series B Preferred Stock and include but are not limited to: (i) the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock and (ii) the right to cause us to redeem the shares of Series A Preferred Stock and Series B Preferred Stock under certain circumstances. The holders of the shares of Series B Preferred Stock also have the right to covert those shares into shares of our common stock under certain circumstances. In addition, the Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to dividend payments, which may limit our ability to make distributions to holders of our common stock.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could trigger rights to require us to redeem our shares of common stock.

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

Our board of directors may change our investment and financing policies without stockholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

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

As of December 31, 2020, we have 606,632 OP units outstanding in connection with the acquisition of certain properties in our portfolio and may in the future, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital and could materially and adversely affect the per share trading price of our stock.

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

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination, and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

Other General Risks

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology systems.

Our IT related systems are essential to the operation of our business and our ability to perform day-to-day operations. We face risks associated with security breaches, whether through cyber-attacks, computer viruses, attachments to e-mails, phishing schemes, persons inside our organization or persons with access to systems inside of our organization, and other significant disruptions of our IT related systems. The risk of a cybersecurity breach or disruption, particularly through a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Although we employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, and a redundant data system for core applications, even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches continuously evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected.

Moreover, we also depend on third parties to provided key information technology services such as payroll administration, financial information, lease and portfolio administration and electronic communications. The security measures employed by such third-party providers may prove to be ineffective at preventing breaches of their systems. A security breach or other significant disruption involving our IT related systems could disrupt the proper functioning of our systems; compromise the confidential information of our employees, tenants and vendors; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract or failure to safeguard personal information, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides certain information with respect to the Company Portfolio, as of December 31, 2020.

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Atlanta	11236 Harland Drive	Covington	GA	Warehouse/Distribution	1988	32,361	100%	$127,826	0.1%	$3.95
	1665 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	198,000	100%	$643,500	0.7%	$3.25
	1715 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	100,000	100%	$233,431	0.2%	$2.33
	32 Dart Road	Newnan	GA	Warehouse/Light Manufacturing	1988, 2014	194,800	100%	$555,180	0.6%	$2.85
	40 Pinyon Road	Covington	GA	Warehouse/Distribution	1997	60,148	100%	$300,540	0.3%	$5.00
	Peachtree City	Peachtree City	GA	Small Bay Industrial	2013	295,693	100%	$1,651,445	1.8%	$5.59
	Peachtree City II	Peachtree City	GA	Small Bay Industrial	1989	117,000	99%	$869,468	0.9%	$7.51
	6739 New Calhoun Highway NE	Shannon	GA	Warehouse/Distribution	1981	320,000	100%	$953,600	1.0%	$2.98

Chicago	11351 W. 183rd	Orland Park	IL	Warehouse/Distribution	2000	18,768	100%	$201,756	0.2%	$10.75
	11601 Central	Alsip	IL	Warehouse/Distribution	1970	260,000	100%	$678,600	0.7%	$2.61
	11746 Austin Ave	Alsip	IL	Warehouse/Light Manufacturing	1970	162,714	100%	$834,188	0.9%	$5.13
	13040 South Pulaski	Alsip	IL	Warehouse/Distribution	1976, 1998	388,403	100%	$1,860,774	2.0%	$4.79
	1355 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1990	82,456	100%	$420,327	0.4%	$5.10
	13970 West Laurel	Lake Forest	IL	Small Bay Industrial	1990	70,196	100%	$330,974	0.4%	$4.72
	144 Tower Drive	Burr Ridge	IL	Warehouse/Distribution	1971, 2015	73,785	97%	$470,510	0.5%	$6.56
	1445 Greenleaf	Elk Grove Village	IL	Warehouse/Light Manufacturing	1968	150,000	84%	$666,075	0.7%	$5.29
	1600 Fleetwood	Elgin	IL	Warehouse/Distribution	1968	247,000	100%	$1,343,274	1.4%	$5.44
	16801 Exchange Avenue	Lansing	IL	Warehouse/Light Manufacturing	1987	455,886	100%	$1,607,865	1.7%	$3.53
	1717 West Harvester Road	Chicago	IL	Warehouse/Distribution	1970	465,940	100%	$1,635,116	1.7%	$3.51
	1750 South Lincoln	Freeport	IL	Warehouse/Distribution	2001	499,200	100%	$1,331,712	1.4%	$2.67
	1796 Sherwin	Des Plaines	IL	Warehouse/Distribution	1964	98,879	100%	$602,766	0.6%	$6.10
	1875 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1989	134,415	100%	$602,591	0.6%	$4.48
	189 Seeger Ave	Elk Grove	IL	Small Bay Industrial	1972	25,245	100%	$146,913	0.2%	$5.82
	2401 Commerce	Libertyville	IL	Small Bay Industrial	1994, 2009	78,574	100%	$627,609	0.7%	$7.99
	28160 North Keith	Lake Forest	IL	Small Bay Industrial	1989	77,924	100%	$367,412	0.4%	$4.72
	3 West College	Arlington Heights	IL	Warehouse/Light Manufacturing	1978, 2016	33,263	100%	$220,000	0.2%	$6.61
	330 Armory Drive	South Holland	IL	Warehouse/Distribution	1972, 2017	98,340	0%	$0	0.0%	$0.00
	350 Armory Drive	South Holland	IL	Warehouse/Light Manufacturing	1972	64,310	100%	$301,468	0.3%	$4.69
	3841 Swanson	Gurnee	IL	Small Bay Industrial	1978	99,625	100%	$441,682	0.5%	$4.43
	3940 Stern	St. Charles	IL	Warehouse/Light Manufacturing	1987	146,679	25%	$165,348	0.2%	$4.50
	440 South McLean	Elgin	IL	Small Bay Industrial	1968, 2006	74,613	0%	$0	0.0%	$0.00
	4915 W 122nd	Alsip	IL	Small Bay Industrial	1972	153,368	100%	$868,970	0.9%	$5.67
	4491 Mayflower Road	South Bend	IN	Warehouse/Distribution	2000	77,000	100%	$231,000	0.2%	$3.00
	4955 Ameritech Drive	South Bend	IN	Warehouse/Distribution	2004	228,000	100%	$889,500	0.9%	$3.90
	5110 South 6th	Milwaukee	WI	Warehouse/Distribution	1972	58,500	100%	$204,750	0.2%	$3.50
	6000 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	148,091	100%	$583,455	0.6%	$3.94
	5502 W. Brick Road	South Bend	IN	Warehouse/Distribution	1998	101,450	100%	$339,857	0.4%	$3.35
	5681 Cleveland Road	South Bend	IN	Warehouse/Distribution	1994	62,550	100%	$209,543	0.2%	$3.35
	5855 Carbonmill Road	South Bend	IN	Warehouse/Distribution	2002	198,000	100%	$792,000	0.8%	$4.00
	6510 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	306,552	100%	$934,006	1.0%	$3.05
	6558 West 73rd	Bedford Park	IL	Warehouse/Light Manufacturing	1975	301,000	100%	$1,535,652	1.6%	$5.10
	6751 Sayre	Bedford Park	IL	Warehouse/Light Manufacturing	1973	242,690	100%	$820,292	0.9%	$3.38
	7200 Mason	Bedford Park	IL	Warehouse/Light Manufacturing	1974	207,345	100%	$816,907	0.9%	$3.94
	7207 Mason Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	84,195	100%	$296,190	0.3%	$3.52
	7420 Meade Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	52,344	100%	$280,040	0.3%	$5.35

Cincinnati	11540-11630 Mosteller	Sharonville	OH	Warehouse/Light Manufacturing	1959	358,386	100%	$1,126,776	1.2%	$3.14
	2700 Kemper Road	Sharonville	OH	Small Bay Industrial	1990	85,718	63%	$385,443	0.4%	$7.09
	2800 Kemper Road	Sharonville	OH	Small Bay Industrial	1989	82,832	79%	$543,983	0.6%	$8.26
	4115 Thunderbird	Fairfield	OH	Warehouse/Distribution	1991	70,000	100%	$253,830	0.3%	$3.63
	Fisher Industrial Park	Fairfield	OH	Warehouse/Light Manufacturing	1946	1,123,080	91%	$3,069,078	3.4%	$2.99
	7585 Empire	Florence	KY	Warehouse/Light Manufacturing	1973	148,415	100%	$449,434	0.5%	$3.03
	Cornell Commerce Center	Blue Ash	OH	Small Bay Industrial	1976	165,521	96%	$980,701	1.0%	$6.18
	Fairfield Business Center	Fairfield	OH	Small Bay Industrial	1990	39,558	100%	$229,041	0.2%	$5.79

Cleveland	1200 Chester Industrial Parkway N	Avon	OH	Warehouse/Distribution	2007, 2009	207,160	100%	$921,862	1.0%	$4.45
	1200 Chester Industrial Parkway S	Avon	OH	Warehouse/Light Manufacturing	1991	90,628	100%	$438,000	0.5%	$4.83
	1350 Moore Road	Avon	OH	Warehouse/Distribution	1997	109,075	95%	$436,000	0.5%	$4.23
	1366 Commerce Drive	Stow	OH	Warehouse/Distribution	1960	216,000	93%	$650,004	0.7%	$3.25
	14801 County Rd 212	Findlay	OH	Warehouse/Distribution	1998	405,000	100%	$1,456,218	1.5%	$3.60
	1755 Enterprise	Twinsburg	OH	Warehouse/Light Manufacturing	2005	255,570	92%	$1,277,182	1.4%	$5.10
	2100 International Parkway	Canton	OH	Warehouse/Light Manufacturing	2000	274,464	100%	$1,667,508	1.8%	$6.08
	2210 International Parkway	Canton	OH	Warehouse/Distribution	2001	350,000	100%	$1,491,000	1.6%	$4.26
	30339 Diamond Parkway	Glenwillow	OH	Warehouse/Distribution	2007	400,184	100%	$2,101,806	2.3%	$5.25
	Gilchrist Road I	Mogadore	OH	Warehouse/Distribution	1961, 1963, 1978	209,592	100%	$754,232	0.8%	$3.96
	Gilchrist Road II	Mogadore	OH	Warehouse/Distribution	1991, 1993, 1994	473,046	100%	$1,495,606	1.5%	$3.16
	Gilchrist Road III	Mogadore	OH	Warehouse/Distribution	1994,1998	335,521	92%	$1,126,399	1.2%	$3.65
	4211 Shuffel Street NW	Canton	OH	Warehouse/Light Manufacturing	1994, 1998	255,000	100%	$1,020,000	1.1%	$4.00

Columbus	100 Paragon Parkway	Mansfield	OH	Warehouse/Distribution	1995	314,736	100%	$975,000	1.0%	$3.10
	2120-2138 New World	Columbus	OH	Warehouse/Distribution	1971	121,200	100%	$341,160	0.4%	$2.81
	3100 Creekside	Lockbourne	OH	Warehouse/Distribution	1999	340,000	100%	$1,369,617	1.5%	$4.03
	3500 Southwest	Grove City	OH	Warehouse/Distribution	1992	527,127	100%	$2,180,993	2.3%	$4.14
	7001 Americana	Reynoldsburg	OH	Warehouse/Distribution	1986, 2007,2012	54,100	100%	$196,924	0.2%	$3.64
	8273 Green Meadows	Lewis Center	OH	Warehouse/Distribution	2007	77,271	100%	$378,628	0.4%	$4.90
	8288 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1988	300,000	100%	$994,500	1.1%	$3.32
	Graphics Way	Lewis Center	OH	Small Bay Industrial	2000	73,426	100%	$420,465	0.4%	$5.73
	Orange Point	Lewis Center	OH	Small Bay Industrial	2001	143,863	67%	$387,763	0.4%	$4.01

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Indianapolis	2900 Shadeland	Indianapolis	IN	Warehouse/Distribution	1957, 1992	933,439	99%	$2,891,554	3.1%	$3.13
	3035 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1962, 2004	562,497	91%	$1,607,954	1.7%	$3.15
	3169 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1979, 1993	44,374	95%	$224,085	0.2%	$5.34
	3333 N. Franklin Road	Indianapolis	IN	Warehouse/Distribution	1967	276,240	100%	$986,177	1.0%	$3.57
	6555 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1969, 1997	314,775	98%	$1,355,715	1.4%	$4.39
	6575 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	60,000	100%	$306,000	0.3%	$5.10
	6585 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	100,000	25%	$96,250	0.1%	$3.85
	6635 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	99,877	100%	$551,914	0.6%	$5.53
	6701 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1990	7,820	100%	$82,500	0.1%	$10.55
	6737 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	87,500	100%	$455,087	0.5%	$5.20
	6751 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1997	100,000	100%	$476,348	0.5%	$4.76
	6951 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	44,000	90%	$218,570	0.2%	$5.52
	7901 W. 21st Street	Indianapolis	IN	Warehouse/Distribution	1985, 1994	353,000	100%	$1,318,983	1.4%	$3.74
	Sam Jones	Indianapolis	IN	Warehouse/Light Manufacturing	1970	484,879	100%	$1,350,774	1.4%	$2.79

Jacksonville	Center Point Business Park	Jacksonville	FL	Small Bay Industrial	1990-1997	537,800	100%	$3,749,310	4.1%	$6.97
	Liberty Business Park	Jacksonville	FL	Small Bay Industrial	1996-1999	426,916	95%	$3,767,275	4.1%	$9.24
	Salisbury Business Park	Jacksonville	FL	Small Bay Industrial	2001-2012	168,800	94%	$1,546,260	1.6%	$9.79
	265 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988, 1999	187,205	100%	$321,367	0.3%	$1.72
	338 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1996, 2001	309,084	100%	$914,271	1.0%	$2.96
	430 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988	47,599	100%	$159,338	0.2%	$3.35
	8451 Western Way	Jacksonville	FL	Warehouse/Light Manufacturing	1975, 1987	288,750	99%	$1,995,222	2.1%	$6.94

Memphis	210 American	Jackson	TN	Warehouse/Distribution	1981, 2013	638,400	100%	$1,432,570	1.5%	$2.24
	Airport Business Park	Memphis	TN	Small Bay Industrial	1985-1989	235,006	59%	$2,217,334	2.4%	$16.00
	Knight Road	Memphis	TN	Warehouse/Distribution	1986	131,904	100%	$339,838	0.4%	$2.58
	South Park	Memphis	TN	Warehouse/Distribution	1991, 2005	566,281	100%	$1,783,785	1.9%	$3.15
	Shelby Distribution	Memphis	TN	Warehouse/Distribution	1989	202,303	94%	$586,125	0.6%	$2.90

Philadelphia	4 East Stow	Marlton	NJ	Warehouse/Distribution	1986	156,634	100%	$929,257	1.0%	$5.95

Boston	56 Milliken	Portland	ME	Warehouse/Light Manufacturing	1995, 2005, 2013	200,625	100%	$1,128,232	1.2%	$5.62

St. Louis	St. Louis Commerce Center	St. Louis	MO	Warehouse/Distribution	1999, 2001	487,150	100%	$2,076,202	2.2%	$4.26
	Grissom Drive	St. Louis	MO	Warehouse/Light Manufacturing	1970	79,258	100%	$274,233	0.3%	$3.46
	Metro St Louis	Maryland Heights	MO	Warehouse/Light Manufacturing	1979	59,055	100%	$305,121	0.3%	$5.17
	Phantom Drive	Hazelwood	MO	Warehouse/Distribution	1971	129,000	97%	$534,322	0.6%	$4.26
Existing Portfolio – Industrial Properties						23,271,946	96.4%	$94,095,238	100%	$4.20

_______________

(1)	Property listing includes all wholly owned properties as of December 31, 2020, and does not include properties held by unconsolidated joint ventures.
(2)	Renovation means significant upgrades, alterations or additions to building areas, interiors, exteriors and/or systems.
(3)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2020 by 12.
(4)	Represents the percentage of total annualized rent for properties owned as of December 31, 2020.
(5)	Calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2020, by 12, and then dividing by leased square feet for such property as of December 31, 2020.

As of December 31, 2020, 56 of our 107 properties were encumbered by mortgage indebtedness totaling $332,011, excluding unamortized deferred financing fees and debt issuance costs. See Note 7 in the accompanying Notes to the Consolidated Financial Statements for additional information.

Functionality Diversification

The following tables set forth information relating to functionality diversification by building type based on total square footage and annualized rent as of December 31, 2020.

Property Type	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Warehouse/Distribution	62	97.9%	14,390,061	61.8%	$51,339,506	54.5%	$3.64
Warehouse/Light Manufacturing	26	96.0%	5,930,207	25.5%	$23,223,683	24.7%	$4.08
Small Bay Industrial (1)	19	95.6%	2,951,678	12.7%	$19,532,049	20.8%	$6.35
Total Company Portfolio	107	96.4%	23,271,946	100%	$94,095,238	100%	$4.20

______________

(1)	Small bay industrial is inclusive of flex space totalling 382,150 rentable square feet and annualized base rent of $5,046,660.

Geographic Diversification

The following tables set forth information relating to geographic diversification of the Company Portfolio by market based on total annualized rent as of December 31, 2020.

Market	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent
Chicago	37	94.9%	6,027,300	25.9%	$23,659,124	25.0%
Cleveland	13	98.5%	3,581,240	15.4%	14,835,816	15.8%
Indianapolis	14	95.7%	3,468,401	14.9%	11,921,910	12.7%
Cincinnati	8	92.7%	2,073,510	8.9%	7,038,287	7.5%
Jacksonville	7	98.4%	1,966,154	8.4%	12,453,042	13.2%
Columbus	9	97.6%	1,951,723	8.4%	7,245,049	7.7%
Memphis	5	94.6%	1,773,894	7.6%	6,359,652	6.8%
Atlanta	8	99.9%	1,318,002	5.7%	5,334,991	5.7%
St. Louis	4	99.5%	754,463	3.2%	3,189,878	3.4%
Boston	1	100.0%	200,625	0.9%	1,128,232	1.2%
Philadelphia	1	99.8%	156,634	0.7%	929,257	1.0%
Total Company Portfolio	107	96.4%	23,271,946	100%	$94,095,238	100%

Industry Diversification

The following tables set forth information relating to tenant diversification of the Company Leased Portfolio by industry based on total square feet occupied and annualized rent as of December 31, 2020.

Industry	Total Rentable Square Feet	Number of Leases	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Logistics & Transportation	5,015,765	60	22.4%	$19,846,634	21.1%	$3.96
Food & Beverage	1,274,552	17	5.7%	$5,764,303	6.1%	$4.52
Construction	1,257,393	31	5.6%	$5,104,613	5.4%	$4.06
Home & Garden	1,573,524	11	7.0%	$4,869,487	5.2%	$3.09
Automotive	1,107,228	19	4.9%	$4,536,350	4.8%	$4.10
Telecommunications	1,148,808	10	5.1%	$4,252,121	4.5%	$3.70
Cardboard and Packaging	1,111,994	11	5.0%	$3,780,476	4.0%	$3.40
Printing	1,139,199	9	5.1%	$3,554,633	3.8%	$3.12
Wholesale/Retail	819,616	20	3.7%	$3,196,764	3.4%	$3.90
Industrial Equipment Components	701,154	18	3.1%	$2,687,130	2.9%	$3.83
Other Industries	7,276,717	180	32.4%	$36,502,727	38.8%	$5.02
Total Company Portfolio	22,425,950	386	100%	$94,095,238	100%	$4.20

Tenants

The following table sets forth information about the ten largest tenants in our Company Portfolio based on total annualized rent as of December 31, 2020.

Tenant	Market	Industry	# of Leases	Total Leased Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Total Annualized Rent
Stonecrop Technologies, LLC	Columbus	Telecommunications	1	527,127	3/31/2021	$4.14	$2,180,993	2.3%
Archway Marketing Holdings, Inc.	Chicago	Logistics & Transportation	3	503,000	3/31/2026	$3.80	$1,911,000	2.0%
Balta US, Inc.	Atlanta/Jacksonville	Home & Garden	2	629,084	12/31/2028	$2.97	$1,867,871	2.0%
iQor	Memphis	Telecommunications	2	566,281	12/31/2024	$3.15	$1,783,785	1.9%
Pactiv Corporation	Chicago	Food & Beverage	3	439,631	8/31/2023	$3.86	$1,696,552	1.8%
ASC Manufacturing, Ltd.	Cleveland	Light Manufacturing	1	274,464	6/30/2022	$6.08	$1,667,508	1.8%
First Logistics	Chicago	Logistics & Transportation	1	327,194	10/31/2024	$4.95	$1,619,610	1.7%
JobsOhio Beverage System	Cleveland	Food & Beverage	1	350,000	3/31/2024	$4.26	$1,491,000	1.6%
American Plastics, LLC	Cleveland	Plastics	1	405,000	12/31/2028	$3.60	$1,456,218	1.5%
Spartan Logistics	Columbus	Logistics & Transportation	2	340,000	10/31/2022	$4.03	$1,369,617	1.5%
Ten Largest Tenants by Annualized Rent			17	4,361,781		$3.91	$17,044,154	18.1%
All Other			369	18,064,169		$4.27	$77,051,084	81.9%
Total Company Portfolio			386	22,425,950		$4.20	$94,095,238	100%

Lease Overview

Triple-net lease:     In our triple-net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. As of December 31, 2020, there were 276 triple-net leases in the Company Portfolio, representing approximately 68.1% of our total annualized base rent.

Modified net lease:     In our modified net leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant. As of December 31, 2020, there were 49 modified net leases in the Company Portfolio, representing approximately 15.5% of our total annualized base rent.

Gross lease:    In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. As of December 31, 2020, there were 61 gross leases in the Company Portfolio, representing approximately 16.4% of the annualized base rent.

Lease Expirations

As of December 31, 2020, the weighted average in-place remaining lease term of the Company Portfolio was 3.8 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2020, plus available space, for each of the ten full calendar years commencing December 31, 2020 and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Expiration	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (2)	Annualized Base Rent per Square Foot (3)
Available	845,996	3.6%	$—	—	$—
2021	2,756,002	11.8%	$12,209,097	13.0%	$4.43
2022	4,074,052	17.5%	$18,843,658	20.0%	$4.63
2023	2,794,592	12.0%	$10,876,626	11.5%	$3.89
2024	3,683,266	15.9%	$14,242,603	15.1%	$3.87
2025	3,271,696	14.1%	$13,547,045	14.4%	$4.14
2026	1,335,934	5.7%	$6,103,379	6.5%	$4.57
2027	2,185,426	9.4%	$7,879,145	8.4%	$3.61
2028	559,778	2.4%	$3,664,911	3.9%	$6.55
2029	1,394,391	6.0%	$5,155,737	5.5%	$3.70
2030	193,871	0.8%	$619,900	0.7%	$3.20
Thereafter	176,942	0.8%	$953,137	1.0%	$5.39
Total Company Portfolio	23,271,946	100%	$94,095,238	100%	$4.20

____________________

(1)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2020 by 12.
(2)	Calculated as annualized base rent set forth in this table divided by total annualized base rent for the Company Portfolio as of December 31, 2020.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2020.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 22, 2021, we had 28,113,917 shares of common stock outstanding held of record by a total of approximately 128 stockholders; however, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of stockholders is based on the records of Continental Stock Transfer & Trust, which serves as our transfer agent.

Market Information

Our common stock is traded on the NYSE under the symbol “PLYM.” On December 31, 2020, the closing price of our common stock, as reported on the NYSE, was $15.00.

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

We maintain the Plymouth Industrial REIT, Inc. 2014 Incentive Award Plan (the “Plan”), as discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements.

As of December 31, 2020, the total shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	190,225	(1)	n/a	516,307
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

___________________

(1)	Consists of restricted stock awards granted to executive officers and certain employees.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2020 and 2019.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties. The Company Portfolio consists of 107 industrial properties located in eleven states with an aggregate of approximately 23.3 million rentable square feet leased to 351 different tenants.

Our strategy is to acquire, own and manage single and multi-tenant industrial properties located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. We seek to generate attractive risk-adjusted returns for our stockholders through a combination of dividends and capital appreciation.

Factors That May Influence Future Results of Operations

Business and Strategy

Our core investment strategy is to acquire industrial properties located in primary and secondary markets, as well as select sub-markets across the U.S. We expect to acquire these properties through third-party purchases and structured sale-leasebacks where we believe we can achieve high initial yields and strong ongoing cash-on-cash returns. In addition, we may make opportunistic acquisitions of industrial properties in primary markets that offer similar return characteristics.

Our target markets are located in primary and secondary markets, as well as select sub-markets, because we believe these markets tend to have less occupancy and rental rate volatility and less buyer competition relative to gateway markets. We also believe that the systematic aggregation of such properties will result in a diversified portfolio that will produce sustainable risk-adjusted returns. Future results of operations may be affected, either positively or negatively, by our ability to effectively execute this strategy.

We also intend to continue pursuing joint venture arrangements with institutional partners which could provide management fee income as well as residual profit-sharing income. Such joint ventures may involve investing in industrial assets that would be characterized as opportunistic or value-add investments. These may involve development or redevelopment strategies that may require significant up-front capital expenditures, lengthy lease-up periods and result in inconsistent cash flows. As such, these properties’ risk profiles and return metrics would likely differ from the non-joint venture properties that we target for acquisition.

Impact of COVID-19

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our operating results at this time, the following discussion provides certain information regarding the impacts of the COVID-19 pandemic on our business and an overview of management’s efforts to respond to anticipated impacts. While our results for the year ended December 31, 2020, were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging efforts of international, federal, state and local public health and governmental authorities in regions across the United States and the world to combat the spread of the virus, including substantial restrictions on the daily activities of individuals and the operations of many businesses, have significantly reduced economic activity throughout the country and increased volatility in the financial markets, which could negatively impact our results of operations in future periods.

As a result of the uncertainty surrounding the economic environment, we expect that such statistical and other information provided below will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

•	As of December 31, 2020, we have collected approximately 98.8% of recurring base rents and tenant recoveries billed for the fourth quarter of 2020; however, collections to-date may not be indicative of collections in any future period.
•	We have received some rent relief requests from tenants at our properties, most often in the form of rent deferral requests. During the year ended 2020, the Company had entered into a limited number of such COVID-19 related rent deferral concessions representing 1.3% of $94.1 million of annualized base rent (“ABR”). ABR is defined/calculated as the annualized monthly contractual base rent per the leases, excluding any rent abatements, as of December 31, 2020. As of the timing of this filing we have collected all of the deferred rents provided during 2020 and have not provided any additional rent deferrals or other rent concessions.

In an effort to stabilize our operations and attempt to manage the impact of COVID-19, we have taken a number of proactive measures to maintain the strength of our business, including the following:

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy, and our systems have enabled our team to work seamlessly.
•	We are in frequent communication with our tenants and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•	We have approximately $27.6 million in cash and cash equivalents and approximately $86.5 million available on our line of credit as of December 31, 2020 to address near-term working capital and other liquidity needs.

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. The Company Portfolio was approximately 96.4% and 96.6% occupied as of December 31, 2020 and 2019, respectively. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2021 through to December 31, 2022, an aggregate of 33.0% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2020.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Year ended December 31, 2020
	Renewals	1,881,346	71.1%	$3.75	$3.93	4.8%	$0.13	$0.08
	New Leases	764,314	28.9%	$4.31	$5.07	17.6%	$0.24	$0.19
	Total	2,645,660	100%	$3.92	$4.26	8.7%	$0.16	$0.11

Conditions in Our Markets

The Company Portfolio is located in various primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial distribution and logistics corridors of the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets are likely to affect our overall performance.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of December 31, 2020 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets for real estate acquisitions and impairments of long-lived assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

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

Impairment of Long-Lived Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable.

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

Results of Operations (dollars in thousands)

Our consolidated results of operations are often not comparable from period to period due to the effect of property acquisitions and dispositions completed during the comparative reporting periods. Our Total Portfolio represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions and other and to highlight the operating results of our on-going business, we have separately presented the results of our Same Store Properties Portfolio and Acquisitions, Dispositions and Other.

For the years ended December 31, 2020 and 2019, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold or held for development or repurposing during the period from January 1, 2019 through December 31, 2020.

Year Ended December 31, 2020 Compared to December 31, 2019

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the year ended December 31, 2020 and 2019 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Change		Year ended December 31,		Change
	2020	2019	$	%	2020	2019	$	%	2020	2019	$	%
Revenue:
Rental revenue	67,274	65,958	1,316	2.0%	42,562	9,332	33,230	356.2%	109,836	75,290	34,546	45.9%
Management fee revenue	—	—	—	—	15	—	15	100%	15	—	15	100%
Total revenues	67,274	65,958	1,316	2.0%	42,577	9,332	33,245	356.2%	109,851	75,290	34,561	45.9%

Property expenses	24,613	24,181	432	1.8%	13,546	3,056	10,490	343.3%	38,159	27,237	10,922	40.1%
Depreciation and amortization									56,428	37,381	19,047	51.0%
General and administrative									10,362	7,481	2,881	38.5%
Total operating expenses									104,949	72,099	32,850	45.6%

Other income (expense):
Interest expense									(18,931)	(14,948)	(3,983)	26.6%
Impairment on real estate lease									(311)	—	(311)	(100%	)
Unrealized (appreciation) depreciation of warrants									(103)	(181)	78	(43.1%	)
Earnings (loss) in investment of unconsolidated joint venture									(19)	—	(19)	(100%	)
Total other income (expense)									(19,364)	(15,129)	(4,235)	28.0%

Net loss									(14,462)	(11,938)	(2,524)	21.1%

Rental revenue: Rental revenue increased $34,546 to $109,836 for the year ended December 31, 2020 as compared to $75,290 for the year ended December 31, 2019. The increase was primarily related to an increase in rental revenue from acquisitions, dispositions and other of $33,230 and an increase of $1,316 from same store properties primarily from an increase in rent income of $1,836 due to scheduled rent steps, leasing activities, and tenant reimbursements and a decrease in non-cash rent adjustments of $520 for the year ended December 31, 2020.

Management fee revenue: Other revenue represents management fee income earned from the unconsolidated joint venture and other miscellaneous income.

Property expenses: Property expenses increased $10,922 for the year ended December 31, 2020 to $38,159 as compared to $27,237 for the year ended December 31, 2019 primarily due to an increase in expenses related to acquisitions of $10,490. Property expenses for the same store properties increased approximately $432 primarily due to an increase in real estate taxes.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $19,047 to approximately $56,428 for the year ended December 31, 2020 as compared to $37,381 for the year ended December 31, 2019, primarily due to an increase from acquisitions of $21,592 and a decrease of $2,545 for the same store properties due to the full depreciation and amortization of certain assets.

General and administrative: General and administrative expenses increased approximately $2,881 to $10,362 for the year ended December 31, 2020 as compared to $7,481 for the year ended December 31, 2019. The increase is attributable primarily to a net increase in payroll expense of $1,423 due to increased head count and compensation increases, an increase in professional fees of $576, an increase in non-cash stock compensation of $235, and an increase of $307 due to non-cash rent expense from the straight lining of rents.

Interest expense: Interest expense increased by approximately $3,983 to $18,931 for the year ended December 31, 2020 as compared to $14,948 for the year ended December 31, 2019. The increase is primarily due to additional borrowings associated with our acquisition activity, partially offset by lower interest rates on our line of credit and term loan facility. The schedule below is a comparative analysis of the components of interest expense for the years ended December 31, 2020 and 2019.

(In thousands)	Year Ended December 31,
	2020	2019

Accrued interest	$148	$266
Amortization of debt related costs	1,467	1,030
Total accretion of interest and deferred interest	1,615	1,296
Cash interest paid	17,316	13,652
Total interest expense	$18,931	$14,948

Impairment on real estate lease: Change in impairment on real estate lease represents a non-cash impairment against the carrying value of the right of use asset associated with the primary lease of our prior headquarters as discussed in Note 6 to the financial statements.

Unrealized appreciation/(depreciation) of warrants: Unrealized appreciation/(depreciation) of warrants represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $103 for the year ended December 31, 2020 and $181 for the year ended December 31, 2019 was due to an increase in the common stock warrant liability during 2020 and 2019 as discussed in Note 8 to the financial statements.

Equity in earnings of unconsolidated joint venture: Equity in earnings of unconsolidated joint venture represents our share of earnings/(losses) related to our investment in a unconsolidated joint venture.

Supplemental Earnings Measures

Investors in and industry analysts following the real estate industry utilize supplemental earnings measures such as net operating income (“NOI), earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as NOI, EBITDAre, FFO, Core FFO and AFFO, among others. We provide information related to NOI, EBITDAre, FFO, Core FFO and AFFO both because such industry analysts are interested in such information, and because our management believes NOI, EBITDAre, FFO, Core FFO and AFFO are important performance measures. NOI, EBITDAre, FFO, Core FFO and AFFO are factors used by management in measuring our performance. Neither NOI, EBITDAre, FFO, Core FFO or AFFO should be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Neither NOI, EBITDAre, FFO, Core FFO or AFFO represents cash generated from operating activities in accordance with GAAP and neither should be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is either indicative of funds available for our cash needs, including our ability to make cash distributions.

NOI

We consider net operating income, or NOI, to be an appropriate supplemental measure to net income in that it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue and tenant reimbursements) less property-level operating expenses. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense, and other non-operating items.

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Year Ended December 31,
	2020	2019
NOI:
Net loss	$(14,462)	$(11,938)
General and administrative	10,362	7,481
Depreciation and amortization	56,428	37,381
Interest expense	18,931	14,948
Impairment on real estate lease	311	—
Unrealized appreciation/(depreciation) of warrants	103	181
Equity in earnings of unconsolidated joint ventures	19	—
Other income	(15)	—
NOI	$71,677	$48,053

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

(In thousands)	Year Ended December 31,
	2020	2019
EBITDAre:
Net loss	$(14,462)	$(11,938)
Depreciation and amortization	56,428	37,381
Interest expense	18,931	14,948
Unrealized appreciation/(depreciation) of warrants	103	—
EBITDAre	$61,000	$40,391

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

We define FFO, consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends. Core FFO represents FFO reduced by dividends paid (or declared) to holders of our preferred stock and excludes certain non-cash operating expenses such as impairment on real estate lease, unrealized appreciation/(depreciation) of warrants and loss on extinguishment of debt. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of our funds availlable for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	Year Ended December 31,
	2020	2019
FFO:
Net loss	$(14,462)	$(11,938)
Depreciation and amortization	56,428	37,381
Depreciation and amortization from unconsolidated joint ventures	64	—
FFO	$42,030	$25,443
Preferred stock dividends	(6,444)	(6,263)
Unrealized appreciation/(depreciation) of warrants	103	181
Impairment on real estate lease	311	—
Core FFO	$36,000	$19,361

AFFO

Adjusted funds from operations, or AFFO, is presented in addition to Core FFO. AFFO is defined as Core FFO, excluding certain non-cash operating revenues and expenses, acquisition and transaction related costs for transactions not completed and recurring capitalized expenditures. Recurring capitalized expenditures include expenditures required to maintain and re-tenant our properties, tenant improvements and leasing commissions. AFFO further adjusts Core FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, non-cash equity compensation and non-cash interest expense.

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

As with Core FFO, our reported AFFO may not be comparable to other REITs’ AFFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Year Ended December 31,
	2020	2019
AFFO:
Core FFO	$36,000	$19,361
Amortization of debt related costs	1,467	1,030
Non-cash interest expense	148	266
Stock compensation	1,439	1,205
Straight line rent	(1,963)	(1,296)
Above/below market lease rents	(2,075)	(1,488)
Recurring capital expenditure (1)	(3,263)	(3,143)
AFFO	$31,753	$15,935

_______________

(1)	Excludes non-recurring capital expenditures of $5,427 and $4,579 for the years ended December 31, 2020 and 2019, respectively.

Cash Flow

A summary of our cash flows for the years ended December 31, 2020 and 2019 are as follows:

(In thousands)	Year Ended
	2020	2019
Net cash provided by operating activities	$41,745	$27,717
Net cash used in investing activities	$(259,118)	$(200,467)
Net cash provided by financing activities	$227,029	$180,187

Operating activities: Net cash provided by operating activities for the year ended December 31, 2020 increased approximately $14,028 compared to the year ended December 31, 2019 primarily due to an increase in operating cash flows from property acquisitions.

Investing activities: Net cash used in investing activities for the year ended December 31, 2020 increased approximately $58,651 compared to the year ended December 31, 2019 primarily due an increase in cash paid for acquisitions in 2020 of $246,353 compared to $195,141 in 2019, an increase in real estate improvements of $737, and an increase in investments in a joint venture of $6,702.

Financing activities: Net cash provided by financing activities for the year ended December 31, 2020 increased approximately $46,842 compared to the year ended December 31, 2019. The change was predominantly driven by an increase of $72,102 in net proceeds from secured and unsecured debt and the line of credit offset by an increase in debt issuance costs of $702, offset by an increase of $416 from the repurchase and extinguishment of Series A Preferred stock, an increase of $5,779 in dividends paid, and a decrease in net proceeds from the issuance of common stock of $18,363.

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

The COVID-19 pandemic continues to create social and economic uncertainty for the Company, its tenants and stakeholders. Given the wide-ranging impacts of the pandemic, coupled with external factors that are outside the control of the Company, the extent of such impacts from the COVID-19 pandemic continues to be dependent on various future developments, which are highly uncertain and cannot be readily predicted. The Company continues to monitor potential liquidity restraints resulting from the COVID-19 pandemic, including the evaluation and potential of delayed non-essential capital and operating expenditures that do not impact the safety or ability to lease and/or renew space, and maintaining sufficient availability under our revolving line of credit. During the second quarter of 2020, the Company updated its dividend policy in order to maintain more liquidity.

As of December 31, 2020, we had available liquidity of approximately $114.1 million, comprised of $27.6 million in cash and cash equivalents and $86.5 million available on our line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Variable interest rates

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our borrowing under line of credit and unsecured KeyBank Term Loan, which bear interest at a variable rate.

At December 31, 2020, we had $190,000 of outstanding variable rate debt, which was subject to a weighted average interest rate of 1.95% during the three months ended December 31, 2020. Based on the variable rate borrowings outstanding during the three months ended December 31, 2020, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended December 31, 2020, our interest expense for the quarter would have increased by approximately $326. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Existing Indebtedness as of December 31, 2020

The following is a schedule of our indebtedness as of December 31, 2020 ($ in thousands):

	Outstanding Balance	Interest rate at December 31, 2020	Final Maturity Date
Secured debt:
AIG Loan	$117,087	4.08%	November 1, 2023
Transamerica Loan	72,960	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,870	3.78%	May 1, 2028
JPMorgan Chase Loan	13,440	5.23%	January 1, 2027
Lincoln Life Mortgage	9,289	3.41%	January 10, 2022
Ohio National Life Mortgage	20,250	4.14%	August 1, 2024
Nationwide Loan	15,000	2.97%	October 1, 2027
Total secured debt	332,011
Unamortized debt issuance costs, net	(3,761)
Unamortized premium/(discount), net	658
Secured debt, net	328,908
Unsecured debt:
KeyBank Term Loan	100,000	1.95%(1)	October 8, 2025
Total unsecured debt	100,000
Unamortized debt issuance costs, net	(746)
Unsecured debt, net	99,254

Unsecured revolving line of credit facility:
Borrowings under line of credit	90,000	1.95%(1)	October 8, 2024
Borrowings under line of credit, net	$90,000

_______________

(1) The 1-month LIBOR rate as of December 31, 2020 was 0.14%. The spread over the applicable rate for the KeyBank Term Loan and the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Stock Issuances

Universal Shelf S-3 Registration Statement ($ in thousands)

The Company has approximately $195,942 available for issuance under its Registration Statement on Form S-3 filed on July 30, 2018 with the SEC. The registration statement allows the Company to offer debt or equity securities (or a combination thereof) from time to time.

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

On August 28, 2020, the Company completed a follow-on public offering of 8,625,000 shares of common stock, including 1,125,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, at $12.85 per share resulting in net proceeds of approximately $104,420 as of December 31, 2020.

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

For the year ending December 31, 2020, the Company has issued 2,212,905 shares of its common stock under both ATM programs for aggregate net proceeds of approximately $30,735. The Company has approximately $78,811 available for issuance under the $100 Million ATM program as of December 31, 2020.

Contractual Obligations and Commitments

The following table sets forth our obligations and commitments as of December 31, 2020:

(in thousands)	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Principal payments - secured debt	$332,011	$5,389	$15,176	$115,716	$22,128	$3,884	$169,718
Principal payments - unsecured debt	100,000	—	—	—	—	100,000	—
Principal payments -borrowings under line of credit	90,000	—	—	—	90,000	—	—
Interest payments - secured debt	72,801	13,520	13,003	12,334	7,779	7,118	19,047
Interest payments - unsecured debt (1)	9,425	1,950	1,950	1,950	1,950	1,625
Interest payments - borrowings under line of credit (1)	6,728	1,755	1,755	1,755	1,463	—
Office Leases	9,211	1,161	1,184	1,208	1,217	862	3,579
Ground Leases (2)	8,972	204	192	192	192	207	7,985
Total Contractual Obligations	$629,148	$23,979	$33,260	$133,155	$124,729	$113,696	$200,329

____________________

(1) Variable rate interest payments are calculated using the December 31, 2020 interest rate of 1.95%.

(2) Includes two ground subleases with a lease term through the end of December 31, 2055. Lease term includes one, twenty year renewal option at a stated rent.

In addition to the contractual obligations set forth in the table above, we have entered into employment agreements with certain of our executive officers. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $325 to $550 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

We also enter into contracts for maintenance and other services at certain properties from time to time.

Off-Balance Sheet Arrangements

At December 31, 2020, we have an investment in an unconsolidated joint venture with our ownership percentage at 20%. We exercise significant influence over, but do not control, the entity. As a result, we account for this using the equity method of accounting. At December 31, 2020, the aggregate carrying amount of non recourse debt including both our and our partners’ share incurred by the joint venture was approximately $56,000 (of which our proportionate share is approximately $11,200). The table below summarizes the outstanding debt of the joint venture properties at December 31, 2020.

	Venture Ownership %	Stated Interest Rate	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Memphis Industrial Portfolio	20%	3.15%	$ 56,000	$ (607)	$ 55,393	$ 11,079	1/1/2028

At December 31, 2019 we had no off-balance sheet arrangements.

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

Interest Rate Risk

ASC 815, Derivatives and Hedging (formerly known as SFAS No. 133, Accounting for Derivative Instruments and hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities), requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 31, 2020, the Company has no derivative or hedging contracts.

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

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. As a result of this review, management has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Based on the results of Management’s review and evaluation of documentation and testing of processes and procedures performed during the year ended December 31, 2020, Management has concluded that such activities provide a reasonable basis to conclude that our internal control over financial reporting was effective as of December 31, 2020 per the criteria set forth in the 2013 framework issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter that ended December 31, 2020 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2021, in connection with our 2021 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2021, in connection with our 2021 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2021, in connection with our 2021 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2021, in connection with our 2021 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2021, in connection with our 2021 annual meeting of stockholders.

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

(c)  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-173048) filed on September 10, 2014)
3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-19748) filed on June 1, 2017)
3.4	Articles Supplementary designating the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017)
3.5	Articles Supplementary designating the terms of the Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018)
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 27, 2020)
4.2	Description of Series A Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 27, 2020)
4.3	Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
4.4	Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
4.5	Restricted Stock Agreement (Director) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
10.2	Amended and Restated Employment Agreement with Jeffrey E. Witherell, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.3	Amended and Restated Employment Agreement with Pendleton P. White, Jr., dated as of June 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.4	Amended and Restated Employment Agreement with Daniel C. Wright, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.5	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)
10.6	Limited Liability Company Agreement of Plymouth Industrial 20 LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.7	Amended and Restated Promissory Note (AGLIC), dated November 18, 2016, in the original principal amount of $66,240,000.00, made payable to the order of AGLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.8	Amended and Restated Promissory Note (AHAC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of AHAC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)

Exhibit
Number	Description
10.9	Amended and Restated Promissory Note (NUFIC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of NUFIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.10	Amended and Restated Promissory Note (USLIC), dated November 18, 2016, in the original principal amount of $9,960,000.00, made payable to the order of USLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (file No. 333-196798) filed on March 29, 2017)
10.11	Loan Agreement, dated October 17, 2016, by and among American General Life Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA. and The United States Life Insurance Company in the City of New York, collectively as Lender, and the Borrowers named therein. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.12	Warrant Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.13	Stockholders Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.14	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP LP designating the terms of the Series A Preferred Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017).
10.15	Amendment to Stockholders Agreement, dated as of March 29, 2018, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on April 4, 2018)
10.16	Loan Agreement, dated as of July 10, 2018, by and among Transamerica Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on July 17, 2018)
10.17	Investment Agreement, dated as of November 20, 2018, by and between Plymouth Industrial REIT, Inc. and MIRELF VI Pilgrim, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.18	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP, dated as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018)
10.19	Investor Rights Agreement, dated as of December 14, 2018, by and among Plymouth Industrial REIT, Inc. and MIRELF VI Pilgrim, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018
10.20	Loan Agreement, dated as of March 21, 2019, by and among Allianz Life Insurance Company of North America and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on March 22, 2019
10.21	Promissory Note (Allianz), dated March 21, 2019, made by the Borrowers in favor of Allianz Life Insurance Company of North America (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on March 22, 2019

Exhibit
Number	Description
10.22	Credit Agreement, dated as of October 8, 2020, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 9, 2020
21.1	List of Subsidiaries*
23.1	Consent of Pricewaterhouse Coopers LLP*
23.2	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.XSD	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

Signature	Title	Date

/s/ Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Jeffrey E. Witherell

/s/ Daniel C. Wright	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Daniel C. Wright

/s/ Pendleton P. White, Jr.	President, Chief Investment Officer and Director	February 26, 2021
Pendleton P. White, Jr.

/s/ Martin Barber	Director	February 26, 2021
Martin Barber

/s/ Philip S. Cottone	Director	February 26, 2021
Philip S. Cottone

/s/ Richard DeAgazio	Director	February 26, 2021
Richard DeAgazio

/s/ David G. Gaw	Director	February 26, 2021
David G. Gaw

/s/ John W. Guinee III	Director	February 26, 2021
John W. Guinee III

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Plymouth Industrial REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Plymouth Industrial REIT, Inc. and its subsidiaries (the “Company’) as of December 31, 2020, and the related consolidated statements of operations, of changes in preferred stock and equity, and of cash flows for the year then ended, including the related notes and financial statement schedule as of December 31, 2020 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, during 2020, the Company completed 22 property acquisitions for total purchase price of $246.3 million, of which $32.2 million of land, $191.3 million of buildings and site improvements, and $22.8 million of net deferred lease intangibles were recorded. The accounting for real estate property acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired property, the allocation of those cash flows to identifiable intangible assets and liabilities, and in determining the estimated fair value for assets acquired and liabilities assumed. The amounts allocated to lease intangibles (leases in place, leasing commissions, tenant relationships, and above and below market leases) are based on management’s estimates and assumptions, as well as other information compiled by management, including independent third party analysis and market data. The process for determining the allocation to these components requires management to make estimates and assumptions, including rental rates, land value, discount rates, and exit capitalization rates.

The principal considerations for our determination that performing procedures relating to real estate property acquisitions is a critical audit matter are (i) the significant judgment by management in developing the fair value estimates of the tangible and intangible assets acquired and liabilities assumed, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions related to rental rates, land value, discount rates, and exit capitalization rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing of management’s process for estimating the fair value of assets acquired and liabilities assumed, including (i) reading the purchase agreements, (ii) evaluating the appropriateness of the models used by management, (iii) for selected acquisitions, testing the completeness and accuracy of the data used in the models, and (iv) for selected acquisitions, evaluating the reasonableness of significant assumptions used by management related to rental rates, land value, discount rates, and exit capitalization rates. Evaluating these assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. For selected acquisitions, professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the assumptions used in the models related to the rental rates, land value, discount rates, and exit capitalization rates.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2021

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Plymouth Industrial REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Plymouth Industrial REIT, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in preferred stock and equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

Boston, Massachusetts

February 26, 2020

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Real estate properties	$886,681	$655,788
Less accumulated depreciation	(98,283)	(63,877)
Real estate properties, net	788,398	591,911

Cash	15,668	10,465
Cash held in escrow	11,939	9,453
Restricted cash	4,447	2,480
Deferred lease intangibles, net	66,116	57,088
Investment in unconsolidated joint venture	6,683	—
Other assets	27,019	14,084
Total assets	$920,270	$685,481

Liabilities, Preferred stock and Equity
Liabilities:
Secured debt, net	$328,908	$318,558
Unsecured debt, net	99,254	—
Borrowings under line of credit	90,000	78,900
Accounts payable, accrued expenses and other liabilities	49,335	36,284
Deferred lease intangibles, net	11,350	8,314
Financing lease liability	2,207	—
Total liabilities	581,054	442,056
Commitments and contingencies (Note 13)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A; 2,023,999 and 2,040,000 shares issued and outstanding at December 31, 2020 and 2019, respectively (aggregate liquidation preference of $50,600 and $51,000 at December 31, 2020 and 2019, respectively)	48,485	48,868
Series B; 4,411,764 shares issued and outstanding at December 31, 2020 and 2019 (aggregate liquidation preference of $97,230 and $96,574 at December 31, 2020 and 2019, respectively)	87,209	79,793

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 25,344,161 and 14,141,355 shares issued and outstanding at December 31, 2020 and 2019, respectively	253	141
Additional paid in capital	360,752	256,259
Accumulated deficit	(162,250)	(148,403)
Total stockholders' equity	198,755	107,997
Non-controlling interest	4,767	6,767
Total equity	203,522	114,764
Total liabilities, preferred stock and equity	$920,270	$685,481

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Rental revenue	$109,836	$75,290
Management fee revenue	15	—
Total revenues	109,851	75,290

Operating expenses:
Property	38,159	27,237
Depreciation and amortization	56,428	37,381
General and administrative	10,362	7,481
Total operating expenses	104,949	72,099

Other income (expense):
Interest expense	(18,931)	(14,948)
Impairment on real estate lease	(311)	—
Unrealized (appreciation) depreciation of warrants	(103)	(181)
Earnings (loss) in investment of unconsolidated joint venture	(19)	—
Total other income (expense)	(19,364)	(15,129)

Net loss	(14,462)	(11,938)
Less: loss attributable to non-controlling interest	(649)	(1,518)
Net loss attributable to Plymouth Industrial REIT, Inc.	(13,813)	(10,420)
Less: Preferred stock dividends	6,444	6,263
Less: Series B preferred stock accretion to redemption value	7,416	7,601
Less: Loss on extinguishment of Series A Preferred Stock	34	—
Less: Amount allocated to participating securities	182	239
Net loss attributable to common stockholders	$(27,889)	$(24,523)
Net loss basic and diluted per share attributable to common stockholders	$(1.52)	$(2.88)

Weighted-average common shares outstanding basic and diluted	18,381,700	8,503,375

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance January 1, 2019	2,040,000	$48,868	4,411,764	$72,192	4,821,876	$49	$126,327	$(137,983)	$(11,607)	$14,467	$2,860
Series B preferred stock accretion to redemption value	—	—	—	7,601	—	—	(7,601)	—	(7,601)	—	(7,601)
Net proceeds from common stock	—	—	—	—	9,057,251	90	153,428	—	153,518	—	153,518
Stock based compensation	—	—	—	—	—	—	1,205	—	1,205	—	1,205
Restricted shares issued	—	—	—	—	90,075	1	—	—	1	—	1
Dividends and distributions	—	—	—	—	—	—	(21,774)	—	(21,774)	(1,507)	(23,281)
Redemption of partnership units	—	—	—	—	172,153	1	2,926	—	2,927	(2,927)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	1,748	—	1,748	(1,748)	—
Net loss	—	—	—	—	—	—	—	(10,420)	(10,420)	(1,518)	(11,938)
Balance January 1, 2020	2,040,000	48,868	4,411,764	79,793	14,141,355	141	256,259	(148,403)	107,997	6,767	114,764
Repurchase and extinguishment of Series A Preferred stock	(16,001)	(383)	—	—	—	—	—	(34)	(34)	—	(34)
Series B Preferred stock accretion to redemption value	—	—	—	7,416	—	—	(7,416)	—	(7,416)	—	(7,416)
Net proceeds from common stock	—	—	—	—	10,837,905	108	135,047	—	135,155	—	135,155
Stock based compensation	—	—	—	—	—	—	1,439	—	1,439	—	1,439
Restricted shares issued	—	—	—	—	96,237	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(25,180)	—	(25,180)	(744)	(25,924)
Redemption of partnership units	—	—	—	—	268,664	4	4,562	—	4,566	(4,566)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(3,959)	—	(3,959)	3,959	—
Net loss	—	—	—	—	—	—	—	(13,813)	(13,813)	(649)	(14,462)
Balance, December 31, 2020	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$198,755	$4,767	$203,522

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(14,462)	$(11,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,428	37,381
Straight line rent adjustment	(1,963)	(1,296)
Intangible amortization in rental revenue, net	(2,075)	(1,488)
Amortization of debt related costs	1,467	1,030
Unrealized appreciation/(depreciation) of warrants	103	181
Impairment on real estate lease	311	—
Stock based compensation	1,439	1,205
(Earnings) loss in investment of unconsolidated joint ventures	19	—
Changes in operating assets and liabilities:
Other assets	(9,614)	(5,724)
Deferred leasing costs	(2,238)	(2,005)
Accounts payable, accrued expenses and other liabilities	12,330	10,371
Net cash provided by operating activities	41,745	27,717
Investing activities
Acquisition of real estate properties	(246,353)	(195,141)
Real estate improvements	(6,063)	(5,326)
Contribution to and investments in joint venture	(6,702)	—
Net cash used in investing activities	(259,118)	(200,467)
Financing activities
Proceeds from issuance of common stock, net	135,155	153,518
Proceeds from issuance of secured debt	96,000	63,115
Repayment of secured debt	(86,166)	(64,630)
Proceeds from issuance of unsecured debt	100,000	—
Proceeds from line of credit facility	131,500	141,097
Repayment of line of credit facility	(120,400)	(90,750)
Repurchase of Series A Preferred Stock	(416)	—
Debt issuance costs	(2,935)	(2,233)
Dividends and distributions paid	(25,709)	(19,930)
Net cash provided by financing activities	227,029	180,187
Net increase in cash, cash held in escrow, and restricted cash	9,656	7,437
Cash, cash held in escrow, and restricted cash at beginning of period	22,398	14,961
Cash, cash held in escrow, and restricted cash at end of period	$32,054	$22,398
Supplemental Cash Flow Disclosures:
Cash paid for interest	$17,316	$13,652
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$5,725	$5,303
Distribution payable to non-controlling interest holder	$121	$328
Series B accretion to redemption value	$7,416	$7,601
Fixed asset acquisitions included in accounts payables, accrued expenses and other liabilities	$685	$161
Deferred leasing costs included in accounts payables, accrued expenses and other liabilities	$342	$463
New financing lease	$2,207	$—
Assumption of mortgage notes	$—	$30,582

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of December 31, 2020, and 2019, the Company owned an 97.7% and 94.2%, respectively, common equity interest in the Operating Partnership.

The Company is a full service, vertically integrated, self-administered and self-managed organization. The Company focuses on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. As of December 31, 2020, the Company, through its subsidiaries, owned 107 industrial properties comprising 141 buildings with an aggregate of approximately 23.3 million square feet.

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

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities (“VIEs”) in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that the Operating Partnership is a VIE and the Company is the primary beneficiary.  As the Company's only significant asset is its investment in the Operating Partnership and, consequently, substantially all of the Company’s assets and liabilities are the assets and liabilities of the Operating Partnership.

Risks and Uncertainties

As a result of the ongoing COVID-19 pandemic, public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. A number of our tenants have been impacted by such measures as they either temporarily closed down their operations or are scaling back activity in order to comply, causing a strain on their ability to generate revenue. As such, our future operating results may be adversely impacted by our tenants’ inability to generate revenue and pay their rent due as a result of the shut- downs and other actions taken to contain or treat the impact of COVID-19. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Segments

The Company has one reportable segment, industrial properties. These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition

Minimum rental revenue from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. In accordance with ASC 842, we assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842. Management fee revenue represents management fees earned from the unconsolidated joint venture.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020 and 2019. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 7, cash held in escrow for real estate tax, insurance, tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2020, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions.  The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our consolidated balance sheet to amounts reported within our consolidated statement of cash flows:

	December 31,	December 31,
	2020	2019
Cash	$15,668	$10,465
Cash held in escrow	11,939	9,453
Restricted cash	4,447	2,480
Cash, cash held in escrow, and restricted cash	$32,054	$22,398

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

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Significant inputs to the valuation model are unobservable.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $396 and $293 at December 31, 2020 and 2019, respectively, discussed in Note 8.

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, accounts payable and accrued expenses and other current liabilities are considered Level 1 in fair value hierarchy. The amounts reported on the balance sheet for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

The fair value of our debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$332,011	$351,744	$322,177	$319,376
Unsecured debt	100,000	100,000	—	—
Borrowings under line of credit, net	90,000	90,000	78,900	77,571
Total	522,011	$541,744	401,077	$396,947
Unamortized debt issuance cost, net	(4,507)		(4,491)
Unamortized premium/(discount), net	658		872
Total carrying value	$518,162		$397,458

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the consolidated statements of operations.

Debt issuance costs amounted to $8,018 and $6,718 at December 31, 2020 and 2019, respectively, and related accumulated amortization amounted to $3,511 and $2,227 at December 31, 2020 and 2019, respectively. At December 31, 2020 and December 31, 2019, the Company has classified net unamortized debt issuance costs of $2,371 and $1,133, respectively, related to borrowings under line of credit to other assets in the consolidated balance sheets.

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

The Company files income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2017 and thereafter. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.

To the extent the Company does not utilize the full amount of the annual federal NOLs, the unused amount may normally be carried forward for 20 years to offset taxable income in future years. The Company had federal NOL carryforwards originating from 2012 through 2019 of approximately $35,322. The Company will incur no federal taxable income during 2020 after utilizing the dividends paid deduction, resulting in net operating loss carryforwards to 2021 of approximately $35,322. NOLs generated from 2018 and onwards are not limited to 20 years and can be carried forward indefinitely with the exception that they can only offset up to 80% of federal taxable income in future years.

The Company’s tax basis of real estate assets, net of accumulated depreciation, amounted to $874,892 and $602,848 as of December 31, 2020 and 2019, respectively.

Real Estate Property Acquisitions

The Company accounts for its real estate property acquisitions in accordance with Financial Accounting Standards Board (“FASB”) ASC 805. The Company has concluded that the acquisition of real estate properties will be accounted for as an asset acquisition as opposed to a business combination. The significant difference between the two accounting models is that within an acquisition of assets, acquisition costs are capitalized as a cost of the assets, whereas in a business combination acquisition costs are expensed and not included as part of the consideration transferred.

The accounting for real estate property acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired property, the allocation of those cash flows to identifiable intangible assets and liabilities, and in determining the estimated fair value for assets acquired and liabilities assumed. The amounts allocated to lease intangibles (leases in place, leasing commissions, tenant relationships, and above and below market leases) are based on management’s estimates and assumptions, as well as other information compiled by management, including independent third party analysis and market data and are generally amortized over the remaining life of the related leases excluding renewal options, except in the case of below market fixed rate rent amounts, which are amortized over the applicable renewal period. Such inputs are Level 3 in the fair value hierarchy. The process for determining the allocation to these components requires management to make estimates and assumptions, including rental rates, land value, discount rates, and exit capitalization rates.

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

Amortization of Deferred Lease Intangibles - Assets and Liabilities

Deferred lease intangible assets consist of leases in place, leasing commissions, tenant relationships, and above market leases. Deferred lease intangible liabilities represent below market leases. These intangibles have been recorded at their fair market value in connection with the acquisition of properties. Intangible assets are generally amortized over the remaining life of the related lease following the evaluation of potential renewal options.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Impairment of Long-Lived Assets

The Company assesses the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, the Company considers current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. The Company has determined there is no impairment of value of real estate properties.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint ventures represents a non-controlling equity interest in a joint venture we entered into during October 2020.   The Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment in unconsolidated joint ventures.  We have concluded that we have the ability to exercise significant influence, however, do not have control or kick out rights and accordingly is accounted for under the equity method of accounting. Accordingly, we initially record our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets will be amortized as an adjustment to equity in income (loss) from unconsolidated real estate over the life of the related asset. Our net equity investment in the joint venture is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint venture is included within the Consolidated Statements of Operations. There were no investments in unconsolidated joint venture during the year ended December 31, 2019.

Non-controlling Interests

As further discussed in Note 10, the Company has issued non-controlling interests in its Operating Partnership. The net loss attributable to the non-controlling interests is presented in the Company’s consolidated statements of operations.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASU 2018-13 is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements. ASU 2018-13 was effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Issued but not yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is in the process of evaluating the impact of the guidance.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties

Real estate properties consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Land	$159,681	$127,439
Buildings and improvements	652,191	474,492
Site improvements	74,129	52,998
Construction in progress	680	859
	886,681	655,788
Less accumulated depreciation	(98,283)	(63,877)
Real estate properties	$788,398	$591,911

Depreciation expense was $34,406 and $22,633 for the year ended December 31, 2020 and 2019, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the year ended December 31, 2020:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands)(1)
Chicago, IL	January 24, 2020	465,940	1	$18,650
Indianapolis, IN	January 27, 2020	276,240	1	8,800
Atlanta/Savannah, GA	January 28, 2020	924,036	5	34,700
Avon, OH	February 14, 2020	406,863	3	15,750
Atlanta, GA	March 13, 2020	117,000	1	10,056
St. Louis, MO	September 2, 2020	487,150	1	27,000
St. Louis, MO	September 3, 2020	79,258	1	3,712
Jacksonville, FL	September 10, 2020	288,750	1	20,400
Mansfield, OH	October 23, 2020	314,736	1	10,500
Cleveland, OH	November 24, 2020	2,113,623	7	94,000
Year ended December 31, 2020		5,473,596	22	$243,568

The Company made the following acquisitions of properties during the year ended December 31, 2019:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands)(1)
Chicago, IL	January 4, 2019	73,785	1	$5,425
Indianapolis, IN	June 10, 2019	484,879	1	17,100
St. Louis, MO	July 29, 2019	129,000	1	5,400
Memphis, TN	August 29, 2019	566,281	1	22,050	(2)
Chicago, IL	August 29, 2019	1,071,129	7	32,250
Cincinnati/Columbus, OH	August 30, 2019	591,695	6	36,200	(3)
Atlanta, GA	October 30, 2019	295,693	1	19,400
St. Louis, MO	November 21, 2019	59,055	1	3,525
Shadeland, IN	December 4, 2019	1,747,411	9	49,815
Indianapolis, IN	December 4, 2019	353,000	1	12,150
Findlay, OH	December 20, 2019	405,000	1	16,800
Year ended December 31, 2019		5,776,928	30	$220,115

(1)	Purchase price does not include capitalized acquisition costs
(2)	The purchase price of $22,050 includes the assumption of approximately $9,577 of existing mortgage debt secured by the property.
(3)	The purchase price of $36,200 included the assumption of approximately $21,005 of existing mortgage debt secured by the property

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The allocation of the aggregate purchase price in accordance with ASC 805 of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Year ended December 31, 2020		Year ended December 31, 2019
Purchase price allocation	Purchase Price (1)	Weighted average amortization period (years) of intangibles at acquisition	Purchase Price	Weighted average amortization period (years) of intangibles at acquisition

Total Purchase Price
Purchase price	$243,568	N/A	$220,115	N/A
Acquisition costs	2,785	N/A	5,608	N/A
Total	$246,353		$225,723

Allocation of Purchase Price
Land	$32,241	N/A	$34,810	N/A
Building	170,151	N/A	143,313	N/A
Site improvements	21,132	N/A	19,727	N/A
Total real estate properties	223,524		197,850

Deferred Lease Intangibles
Tenant relationships	3,768	6.0	5,692	5.1
Leasing commissions	4,041	5.5	4,115	5.0
Above market lease value	2,354	6.5	519	4.4
Below market lease value	(5,975)	6.6	(3,312)	6.2
Above market ground lease value	(1,279)	35.1	—	N/A
Below market ground lease value	431	35.1	—	N/A
Lease in place value	19,489	5.0	21,884	5.0
Net deferred lease intangibles	22,829		28,898
Assumed debt – market value
(Above)/below assumed market debt value	—	N/A	(1,025)	4.8
Totals	$246,353		$225,723

______________

(1)	Totals for the year ended December 31, 2020 include the Ohio Properties’ totals as outlined below.

On November 24, 2020, the Company acquired seven industrial properties consisting of ten buildings located in the metro-Cleveland, Ohio area (the “Ohio Properties”). The allocation of the aggregate purchase price for the Ohio Properties of the assets and liabilities acquired at their fair values upon acquisition is as follows:

Purchase Price Allocation	Ohio Properties Purchase Price	Weighted average amortization period (years) of intangibles at acquisition
Total Purchase Price
Purchase price	$94,000	N/A
Acquisition costs	1,267	N/A
Total	$95,267

Allocation of Purchase Price
Land	$7,577	N/A
Building	74,113	N/A
Site improvements	6,285	N/A
Total real estate properties	87,975

Deferred Lease Intangibles
Tenant relationships	641	3.6
Leasing commissions	1,364	3.7
Above market lease value	458	1.7
Below market lease value	(2,847)	6.4
Above market ground lease value	(1,279)	35.1
Below market ground lease value	431	35.1
Lease in place value	8,524	4.5
Net deferred lease intangibles	7,292

Totals	$95,267

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

4. Deferred Lease Intangibles

Deferred lease intangible assets consisted of the following at December 31, 2020 and 2019:

	2020	2019
Above market lease	$6,006	$3,815
Lease in place	71,687	56,005
Tenant relationships	18,825	15,865
Leasing commissions	21,494	16,108
	118,012	91,793
Less accumulated amortization	(51,896)	(34,705)
Deferred lease intangibles	$66,116	$57,088

Deferred lease intangible liabilities consisted of the following at December 31, 2020 and 2019:

	2020	2019
Below market leases	$18,453	$12,983
Less accumulated amortization	(7,103)	(4,669)
Deferred lease intangibles	$11,350	$8,314

Amortization of above and below market leases was recorded as an adjustment to revenues and amounted to $2,075 and $1,488 in 2020 and 2019, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization in the accompanying consolidated statements of operations and amounted to $21,875 and $14,748 in 2020 and 2019, respectively.

Projected amortization of deferred lease intangibles for the next five years and thereafter as of December 31, 2020 is as follows:

Year	Amortization Expense Related to Other Intangible Lease Assets and Liabilities (in thousands)	Net Increase to Rental Income Related to Above and Below Market Lease Amortization (in thousands)
2021	$19,646	$(1,706)
2022	$13,954	$(1,567)
2023	$10,457	$(1,440)
2024	$6,965	$(949)
2025	$4,059	$(635)
Thereafter	$7,612	$(1,630)

5. Investment in Unconsolidated Joint Venture

On October 23, 2020, a wholly owned subsidiary of the Operating Partnership entered into a $150,000 equity joint venture agreement (the “MIR JV”) with an unrelated third-party partner (the “MIR JV Partner”). The purpose of the MIR JV agreement is to acquire value-add/opportunistic industrial properties that meet certain criteria as outlined within the MIR JV agreement. The Operating Partnership will own a 20% interest in the MIR JV. The Operating Partnership will be responsible for the day-to-day oversight of the MIR JV, its subsidiaries and properties and will be entitled to an annual asset management fee equal to 1% of total equity contributed to the MIR JV by the partners paid quarterly as well as a promote based on return thresholds as set forth in the MIR JV agreement. The MIR JV completed its initial investment of a 28-property portfolio of industrial properties totaling approximately 2.3 million square feet in metropolitan Memphis, Tennessee on December 17, 2020 for $86,000. The initial investment was funded by the MIR JV via $30,000 cash equity contributions to the MIR JV on a 20%/80% pro-rata basis and a 7-year secured mortgage for $56,000.

For the year ended December 31, 2020, we recognized fees of $15 from the JV related to asset management services we provided to the JV. At December 31, 2020, we had a receivable from the JV of $ 15 representing unpaid asset management fees.

6. Leases

As a Lessor

We lease our properties to tenants under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Many of our leases include the recovery of certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses is recognized in rental revenue in the consolidated statements of operations. Some of our tenants’ leases are subject to changes in the Consumer Price Index (“CPI”).

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

As of December 31, 2020, undiscounted future minimum fixed rental receipts due under non-cancellable operating leases for each of the next five years and total thereafter were as follows (in thousands):

Future Minimum Fixed Rental Receipts
2021	$87,911
2022	73,799
2023	60,197
2024	47,835
2025	32,933
Thereafter	57,426
Total minimum fixed rental receipts	$360,101

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

The Company includes accounts receivable and straight-line rent receivables within other assets in the consolidated balance sheet. For the years ended December 31, 2020 and 2019, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Income from leases	$80,987	$54,603
Straight-line rent adjustments	1,963	1,296
Tenant recoveries	24,811	17,903
Amortization of above market leases	(866)	(668)
Amortization of below market leases	2,941	2,156
Total	$109,836	$75,290

Tenant recoveries included within rental revenue for the year ending December 31, 2020 and 2019 are variable in nature.

On April 8, 2020, the FASB provided feedback on technical inquires received from stakeholders regarding certain accounting topics affected by the COVID-19 pandemic, including guidance as to whether any concessions granted by a landlord to tenants results in a modification of a lease in accordance to ASC 842. The FASB concluded that a company can, as a policy election, treat any COVID-19 related rent concessions as a provision included within the pre-concession lease arrangement, and therefore, not be classified as a lease modification per ASC 842. In order to be considered a COVID-19 related concession, cash flows may be less than or equal to those prior to the concession, but not substantially greater. As of December 31, 2020, the Company has entered into a limited number of such COVID-19 related rent deferral concessions and has elected not to treat such concessions as a modification of the respective lease.

As a Lessee

Operating Leases

At December 31, 2020, we have four office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 3.7 years to 35.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of December 31, 2020, total operating right of use assets and lease liabilities were approximately $7,159 and $8,545, respectively. The operating lease liability as of December 31, 2020 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 10.1 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

At December 31, 2019, we had three, non-cancelable office space operating leases. These leases have remaining lease terms ranging from 4.7 years to 5.3 years. The lease agreements do not contain residual value guarantees or options to renew. As of December 31, 2019, total right of use assets and lease liabilities were approximately $2,104 and $2,141, respectively. In arriving at the lease liability as of December 31, 2019, we applied a weighted-average incremental borrowing rate of 5.3% over the weighted-average remaining lease term of 5.2 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

On September 10, 2020, the Company entered into a sublease agreement related to the space previously occupied as its headquarters. The Company's decision to re-locate its headquarters was identified as a triggering event requiring the reassessment of the recoverability of the associated right of use asset which is recorded in other assets. As the Company would not be utilizing this space in the subsequent period, the right of use asset was de-linked from the previously accrued operating lease liability. Following the Company's analysis, it was determined that a fair value assessment was necessary. The Company utilized a discounted cash flow model using level 3 assumptions such as a discount rate to determine the net present value of the remaining right of use asset related to the Company’s previously occupied headquarters. The Company concluded that the fair market value of the right of use asset was not fully recoverable and recorded an impairment charge of $311 during the third quarter to reflect the fair market value of the right of use asset associated with the primary lease.

The following table summarizes the operating lease expense recognized during the year ended December 31, 2020 and 2019 included in the Company’s consolidated statements of operations.

	December 31,	December 31,
	2020	2019
Operating lease expense included in general and administrative expense attributable to office leases	$984	$466
Operating lease expense included in property expense attributable to ground sublease	5	—
Non-cash adjustment due to straight-line rent adjustments	(340)	(37)
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$649	$429

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating leases in which we are the lessee (in thousands):

	December 31, 2020	December 31, 2019
2021	$1,205	$453
2022	1,217	465
2023	1,240	474
2024	1,249	483
2025	894	479
Thereafter	5,110	108
Total minimum operating lease payments	$10,915	$2,462
Less imputed interest	(2,370)	(321)
Total operating lease liability	$8,545	$2,141

Financing Leases

As of December 31, 2020, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the consolidated balance sheet. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 35 years, which includes the exercise of a single twenty-year renewal options. The financing lease liability as of December 31, 2020 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 35 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the year ended December 31, 2020 included in the Company’s consolidated statements of operations. There were no financing leases for the year ended December 31, 2019.

December 31,
2020
Depreciation/amortization of financing lease right-of-use assets	$2
Interest expense for financing lease liability	15
Total financing lease cost	$17

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our financing lease (in thousands):

December 31, 2020
2021	$155
2022	155
2023	155
2024	155
2025	170
Thereafter	6,707
Total minimum financing lease payments	$7,497
Less imputed interest	(5,290)
Total financing lease liability	$2,207

7. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its secured and unsecured line of credit and secured and unsecured term loans as of December 31, 2020 and 2019.

	Outstanding Balance at
Loan	December 31, 2020	December 31, 2019	Interest rate at December 31, 2020	Final Maturity Date
Secured loans:
AIG Loan	$117,087	$119,592	4.08%	November 1, 2023
Transamerica Loan	72,960	74,214	4.35%	August 1, 2028
Allianz Loan	63,115	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,870	21,272	3.78%	May 1, 2028
JPMorgan Chase Loan	13,440	13,661	5.23%	January 1, 2027
Lincoln Life Mortgage	9,289	9,507	3.41%	January 10, 2022
Ohio National Life Mortgage	20,250	20,816	4.14%	August 1, 2024
Nationwide Loan	15,000	—	2.97%	October 1, 2027
Total secured loans	$332,011	$322,177
Unamortized debt issuance costs, net	(3,761)	(4,491)
Unamortized premium/(discount), net	658	872
Total secured loans, net	$328,908	$318,558

Unsecured loans:
KeyBank unsecured term loan	100,000	—	1.95% (1)	October 8, 2025
Total unsecured loans	$100,000	$—
Unamortized debt issuance costs, net	(746)	—
Total unsecured loans, net	$99,254	$—
Borrowings under line of credit facility:
Secured line of credit	—	78,900	—	August 7, 2023
Unsecured line of credit	90,000	—	1.95% (1)	October 8, 2024
Total borrowings under line of credit	$90,000	$78,900

_______________

(1)	The 1-month LIBOR rate as of December 31, 2020 was 0.14%. The spread over the applicable rate for the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

2020 Debt Activity

On January 22, 2020, the Operating Partnership (the “KeyBank Term Loan Borrower”) entered into a credit agreement (the “KeyBank Term Loan”) with KeyBank National Association (“KeyBank”) to provide the KeyBank Term Loan Borrower with a term loan with a total commitment of $100,000, subject to certain conditions. The KeyBank Term Loan matured on October 22, 2020. Borrowings under the Credit Agreement bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the one-month LIBOR rate plus 1.0% or (2) LIBOR, plus, in either case, a spread between 100 and 150 basis points for base rate loans or a spread between 200 and 250 basis points for LIBOR rate loans, with the amount of such spread depending on the KeyBank Term Loan Borrower’s total leverage ratio. The credit agreement is secured by the equity interests of certain of the KeyBank Term Loan Borrower’s wholly-owned subsidiary property owners. The credit agreement contains financial covenants as defined within the KeyBank Term Loan agreement.

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

2019 Debt Activity

On March 21, 2019, certain wholly-owned subsidiaries of the Operating Partnership (the “Allianz Borrowers”) entered into a loan agreement with Allianz Life Insurance Company of North America (the “Allianz Loan”), which provided the Company $63,115 of commercial mortgage loans. The Company used proceeds of $63,115 from the Allianz Loan to retire secured borrowings of the same amount obtained under a secured Libor-based bridge loan provided by KeyBank on December 14, 2018. The Allianz Loan bears interest at a fixed rate of 4.07% per annum and is required to make interest-only payments through April 2022. Thereafter, the Company will make monthly payments of principal plus accrued interest with a balloon payment on April 10, 2026. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

On August 29, 2019, a wholly-owned subsidiary of the Operating Partnership (the “South Park Borrower”) assumed a mortgage (the “Lincoln Life Mortgage”) in the amount of $9,577 in connection with the Company’s acquisition of a property in Memphis. The Lincoln Life Mortgage, held by Lincoln National, bears interest at 3.41% and is secured by the property. The Lincoln Life Mortgage requires monthly installments of principal plus accrued interest through January 10, 2022, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the mortgage approaches maturity.

On August 30, 2019, a wholly-owned subsidiary of the Operating Partnership (the “Orange Point Borrower”) assumed a mortgage (the “Ohio National Life Mortgage”) in the amount of $21,005 in connection with the Company’s acquisition of the 6-property portfolio in Cincinnati and Columbus. The Ohio National Life Mortgage, held by Ohio National Life Insurance Company, bears interest at 4.14% and is secured by the properties. The Ohio National Life Mortgage requires monthly installments of principal plus accrued interest through August 1, 2024, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the mortgage approaches maturity.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Future Principal Payments of Debt

Principal payments on the Company’s long-term debt due in each of the next five years and thereafter as of December 31, 2020 are as follows:

Year ending December 31:	Amount
2021	$5,389
2022	15,176
2023	115,716
2024	112,128
2025	103,884
Thereafter	169,718
Total aggregate principal payments	$522,011

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and revolving line of credit facility as of December 31, 2020.

8. Common Stock

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

On August 28, 2020, the Company completed a follow-on public offering of 8,625,000 shares of common stock, including 1,125,000 shares of common stock issued upon exercise of the underwriters’ overallotment option at $12.85 per share resulting in net proceeds of approximately $104,420.

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

On February 27, 2020, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Barclays Capital Inc., J.P. Morgan Securities, LLC, Capital One Securities, Inc., Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., D.A. Davidson & Co. and National Securities Corporation pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $100,000, through an “at-the-market” equity offering program (the “$100 Million ATM Program”). All $50,000 of common shares available under the ATM Program were issued prior to establishing the $100 Million ATM Program.

During the year ended December 31, 2020, the Company issued 2,212,905 shares of its common stock under both ATM programs for a weighted average share price of $14.19, resulting in net proceeds of approximately $30,735, of which 558,900 shares were sold in the quarter ended December 31, 2020. As of December 31, 2020, the Company had approximately $78,811 available for issuance under the $100 Million ATM program.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Common Stock Warrants

The Company has warrants outstanding to acquire 351,082 shares of the Company’s common stock at an exercise price of $16.39 per share, which expire in 2022. The warrants are accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized appreciation/depreciation of warrants in the accompanying consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the years ended December 31, 2020 and 2019.

A roll-forward of the warrants is as follows:

Balance at January 1, 2019	$112
Unrealized appreciation/(depreciation)	181
Balance at December 31, 2019	293
Unrealized appreciation/(depreciation)	103
Balance at December 31, 2020	$396

The warrants in the amount of $396 at December 31, 2020 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.39, volatility of 27.4%, an expected annual dividend of $0.80, a term of 1.45 years and an annual risk-free interest rate of 0.13%. The warrants in the amount of $293 at December 31, 2019 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $18.96, volatility of 18.1%, an expected annual dividend of $1.50, a term of 2.5 years and an annual risk-free interest rate of 1.6%.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the years ended December 31, 2020 and 2019.

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.3750	$5,545
Second quarter	$0.2000	$3,179
Third quarter	$0.2000	$4,943
Fourth quarter	$0.2000	$5,069

2019
First quarter	$0.3750	$1,923
Second quarter	$0.3750	$3,257
Third quarter	$0.3750	$5,027
Fourth quarter	$0.3750	$5,303

Characterization of Common Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s common stock for the year ended December 31, 2020.

Declaration Date	Date of Record	Payable Date	Cash Distribution		Ordinary Dividend	Return of Capital
12/14/2019	12/31/2019	1/31/2020	$0.3750		$0.264071	$0.110929
3/16/2020	3/31/2020	4/30/2020	$0.3750		$0.264071	$0.110929
6/12/2020	6/30/2020	7/31/2020	$0.2000		$0.140838	$0.059162
9/15/2020	9/30/2020	10/30/2020	$0.2000		$0.140838	$0.059162
12/15/2020	12/31/2020	1/29/2021	$0.2000	(1)	—	—

(1)	This distribution was in excess of current and accumulated earnings and profits. Per IRC Section 857(b)(9), this distribution will not impact the basis of securities held by US taxpayer(s) for tax year 2021.

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

The following table sets forth the Series A Preferred Stock distributions that were declared or paid during the years ended December 31, 2020 and 2019.

	Cash Dividends Declared per Share	Aggregate Amount
2020
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$949

2019
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$956

Characterization of Series A Preferred Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s Series A Preferred Stock for the year ended December 31, 2020.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Return of Capital
2/28/2020	3/13/2020	3/31/2020	$0.4688	$0.4688	$—
6/1/2020	6/15/2020	6/30/2020	$0.4688	$0.4688	$—
9/1/2020	9/15/2020	9/30/2020	$0.4688	$0.4688	$—
12/1/2020	12/15/2020	12/31/2020	$0.4688	$0.4688	$—

Repurchase and Retirement of Series A Preferred Stock

During Q4 2020, the Company’s Board of Directors approved the repurchase and retirement of the Company’s Series A Preferred Stock up to a maximum of $5,000 of the respective Series A Preferred Stock outstanding. The Company commenced its repurchasing of its Series A Preferred Stock on the open market on November 11, 2020. For the year ended December 31, 2020, the Company has repurchased and retired 16,001 Series A Preferred stock.

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

The relevant features of the Series B Preferred Stock are as follows:

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Liquidation Preference

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and ranks on a parity with the shares of the Company’s 7.50% Series A Cumulative Redeemable Preferred Stock, in each case, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The shares of Series B Preferred Stock have a Liquidation Preference, (Series B Liquidation Preference) which is defined as an amount per share equal to the greater of (a) an amount necessary for the Investor to receive a 12.0% annual internal rate of return on the issue price of $17.00, taking into account dividends paid from December 14, 2018 until (i) the date of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (ii) the Conversion Date, or (iii) the Redemption Date, as the case may be, and (b) $21.89 (subject to adjustment), plus accrued and unpaid dividends through and including (x) the date of such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (y) the Conversion Date, or (z) the Redemption Date, as the case may be. For the years ended December 31, 2020 and 2019, accretion recorded in relation to the 12% annual internal rate of return and offering costs is $7,416 and $7,601, respectively.

Redemption Rights

The Company and the holders of the Series B Preferred Stock each have the right to redeem the shares of the Series B Preferred Stock upon certain change of control events, including a delisting of the Company’s common stock. At the option of each holder of Series B Preferred Stock, the Company shall redeem all of the Series B Preferred Stock at a price equal to the greater of (1) an amount in cash equal to 100% of the Liquidation Preference thereof and (2) the consideration the holders would have received if they had converted their shares of Series B Preferred Stock into Common Stock immediately prior to the change of control event. At any time, following December 31, 2022, the Company may elect to redeem up to fifty percent (50.0%) of the outstanding shares of Series B Preferred Stock, and at any time following December 31, 2023, the Company may elect to redeem up to one hundred percent (100.0%) of the outstanding shares of Series B Preferred Stock for an amount in cash per share of Series B Preferred Stock equal to the Redemption Price per share of Series B Preferred Stock. The Redemption Price is defined as the greater of (i) the Liquidation Preference per share of Series B Preferred Stock as of the Redemption Date or (ii) the 20-day volume weighted average price per share; provided, however, following such time as the number of shares of Series B Preferred Stock that shall have been redeemed is equal to the maximum number of shares of Series B Preferred Stock that can be converted (whether into cash or shares of Common Stock) such that, if all such shares of Series B Preferred Stock had been converted into Common Stock, the certain percentage investment ownership thresholds would have been reached (but not exceeded), the Redemption Price shall be equal to the Liquidation Preference.

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

Any conversion of shares of Series B Preferred Stock may be settled by the Company, at its option, in shares of Common Stock, cash or any combination thereof. However, unless and until the Company’s stockholders have approved the issuance of greater than 19.99% of the outstanding Common Stock as of the date of the closing of the Private Placement, (December 14, 2018) as required by the NYSE rules and regulations (“stockholder approval”), the Series B Preferred Stock may not be converted into more than 19.99% of the Company’s outstanding Common Stock as of the date of the closing of the Private Placement. In addition, the Company cannot opt to convert the Series B Preferred Stock into more than 9.9% of the outstanding Common Stock without approval of the holders of Series B Preferred Stock.

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

Protective Rights

The Company is required to obtain an affirmative vote of a majority of the holders of Series B Preferred Stock to (i) authorize, create, issue or increase, or reclassify any class of capital stock into any class or series of Senior Equity Securities or Parity Equity Securities (as such terms are defined in the Articles Supplementary), (ii) authorize any class of partnership interests in the Operating Partnership that are senior to the partnership interests currently in existence, (iii) amend, alter, repeal or otherwise change the rights, preferences, preferences, privileges or powers of the Series B Preferred Stock, (iv) approve any dividend other than cash dividends paid in the ordinary course of business consistent with past practice, or required to be paid by the Company to maintain REIT status, (v) affect any voluntary deregistration under the Securities Exchange Act of 1934, as amended, or voluntary delisting with the NYSE with respect to the Common Stock, (vi) incur any indebtedness in excess of the limits set forth in the Articles Supplementary, (vii) adopt a “poison pill” or similar anti-takeover agreement or plan, and (viii) following December 31, 2024, enter into a Change in Control Transaction (as defined in the Articles Supplementary) or make certain acquisitions.

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

The following table sets forth the Series B preferred stock dividends that were declared during the year ended December 31, 2020 and the year ended December 31, 2019.

	Cash Dividends
	Declared	Aggregate
	per Share	Amount
2020
First quarter	$0.14875	$657
Second quarter	$0.14875	$657
Third quarter	$0.14875	$657
Fourth quarter	$0.14875	$656

2019
First quarter	$0.13813	$610
Second quarter	$0.13813	$610
Third quarter	$0.13813	$610
Fourth quarter	$0.13813	$610

10. Non-Controlling Interests

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

During the year ended December 31, 2020, 268,664 OP units were redeemed for 268,664 shares of our common stock. During the year ended December 31, 2019, 172,153 OP units were redeemed for 172,153 shares of our common stock.

The Company adjusted the carrying value of noncontrolling interest to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying consolidated statements of changes in preferred stock and equity. OP units outstanding as of December 31, 2020 and 2019, was 606,632 and 875,296, respectively.

The following table sets forth the OP Unit distributions that were declared during the years ended December 31, 2020 and 2019.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2020
First quarter	$0.375	$324
Second quarter	$0.200	$164
Third quarter	$0.200	$135
Fourth quarter	$0.200	$121

2019
First quarter	$0.375	$393
Second quarter	$0.375	$393
Third quarter	$0.375	$393
Fourth quarter	$0.375	$328

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The proportionate share of the loss attributed to the partnership units was $649 and $1,518 for the year ended December 31, 2020 and 2019, respectively.

11. Incentive Award Plan

In April 2014, the Company’s Board of Directors adopted, and in June 2014 the Company’s stockholders approved, the 2014 Incentive Award Plan, or Plan, under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The aggregate number of shares of the Company’s common stock and/or LTIP units of partnership interest in the Company’s Operating Partnership, or LTIP units that are available for issuance under awards granted pursuant to the Plan is 375,000 shares/LTIP units. In July 2020 the Plan was amended and increased the number of shares/units available per the Plan to 875,000 shares/LTIP units. Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. However, the following shares/LTIP units may not be used again for grant under the Plan: (1) shares/LTIP units tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right, or SAR, that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options.

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards. In addition, the Company will grant its Independent Board of Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Independent Board of Directors vest equally over a three-year period. Annual grants given to the Company’s Independent Board of Directors vest the earlier of one year from the date of grant, or, the next annual shareholder meeting. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period. The following table is a summary of the total restricted shares granted for the years ended December 31, 2020 and 2019:

Shares
Unvested restricted stock at January 1, 2019	124,051
Granted	90,075
Forfeited	—
Vested	(51,942)
Unvested restricted stock at December 31, 2019	162,184
Granted	101,540
Forfeited	(5,303)
Vested	(68,196)
Unvested restricted stock at December 31, 2020	190,225

The Company recorded equity-based compensation in the amount of $1,439 and $1,205 for the years ended December 31, 2020 and 2019, respectively, which is included in general and administrative expenses in the accompanying consolidated statement of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock was $2,405 and $2,275 for the years ended December 31, 2020 and 2019, respectively, and is expected to be recognized over a weighted average period of approximately 3.0 years and 2.8 years, respectively. The fair value of the 101,540 restricted shares granted during 2020 was approximately $1,665 with a weighted average fair value of $16.40 per share. The fair value of the 90,075 restricted shares granted during 2019 was approximately $1,559 with a weighted average fair value of $17.31 per share.

Plymouth Industrial REIT, Inc.

Notes to Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

12. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2020	2019
Numerator
Net loss	$(14,462)	$(11,938)
Less: loss attributable to non-controlling interest	(649)	(1,518)
Net loss attributable to Plymouth Industrial REIT, Inc.	(13,813)	(10,420)
Less: Preferred stock dividends	6,444	6,263
Less: Series B preferred stock accretion to redemption value	7,416	7,601
Less: Loss on extinguishment of Series A Preferred Stock	34	—
Less: amount allocated to participating securities	182	239
Net loss attributable to common stockholders	$(27,889)	$(24,523)

Denominator
Weighted-average common shares outstanding basic and diluted	18,381,700	8,503,375

Net loss per share attributable to common stockholders – basic and diluted	$(1.52)	$(2.88)

The Company uses the two-class method of computing earnings per common share in which participating securities are included within the basic earnings per share (“EPS”) calculation. The amount allocated to participating securities is according to dividends declared (whether paid or unpaid). The restricted stock does not have any participatory rights in undistributed earnings. The unvested shares of restricted stock are accounted for as participating securities as they contain nonforfeitable rights to dividends.

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities as of December 31, 2020 include the 351,082 shares of common stock warrants and 190,225 shares of restricted common stock. The stock warrants and restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

13. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, President and Chief Investment Officer, Chief Financial Officer, and Executive Vice President Asset Management. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $300 to $550 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

14. Retirement Plan

The Company in December, 2014 established an individual SEP IRA retirement account plan for all employees. The Company has accrued a contribution for 2020 in the amount of $351 and an amount of $240 for 2019, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets at December 31, 2020 and 2019, respectively. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund them in future years.

15. Subsequent Events

The Company identified the following events subsequent to December 31, 2020 that are not recognized in the financial statements.

The Company sold 2,658,756 of its common shares pursuant to the $100 million ATM program at a weighted average price of $14.86 per share, resulting in gross proceeds of approximately $39,515. The last sale of shares was on January 27, 2021. There were no additional issuances via the $100 million ATM program as of the date of the financial statements issuance.

 Schedule III

Schedule III

Plymouth Industrial REIT Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2020 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Atlanta, GA	11236 Harland Drive	(1)	$159	$909	12	$159	$921	1,080	178	2017	1988	20
Atlanta, GA	11236 Harland Drive		112	—	—	112	—	112	—	2018	—	—
Atlanta, GA	1665 Dogwood Drive	(1)	494	6,027	6	494	6,033	6,527	991	2017	1973	20
Atlanta, GA	1715 Dogwood Drive	(1)	270	2,879	1	270	2,880	3,150	442	2017	1973	22
Atlanta, GA	265, 338, 430 Industrial Boulevard		2,562	15,116	—	2,562	15,116	17,678	823	2020	1988/1999	18
Atlanta, GA	32 Dart Road	(1)	256	4,454	405	256	4,859	5,115	1,716	2014	1988	18
Atlanta, GA	40 Pinyon Road		794	2,669	—	794	2,669	3,463	122	2020	1997	28
Atlanta, GA	611 Highway 74 S.		3,283	13,560	54	3,283	13,614	16,897	1,016	2019	1979-2013	25
Atlanta, GA	665 Highway 74 South		1,237	6,952	—	1,237	6,952	8,189	224	2020	1989	36
Atlanta, GA	6739 New Calhoun Highway NE		2,876	7,599	—	2,876	7,599	10,475	523	2020	1981/2017	20
Chicago, IL	11351 W. 183rd Street	(1)	361	1,685	—	361	1,685	2,046	455	2014	2000	34
Chicago, IL	11601 Central Avenue	(1)	3,479	6,545	7	3,479	6,552	10,031	1,228	2017	1970	21
Chicago, IL	11746 Austin Ave		1,062	4,420	25	1,062	4,445	5,507	295	2019	1970	25
Chicago, IL	13040 South Pulaski Avenue	(1)	3,520	11,115	140	3,520	11,255	14,775	2,659	2017	1976	16
Chicago, IL	1355 Holmes Road	(1)	1,012	2,789	133	1,012	2,922	3,934	1,219	2014	1975/1999	16
Chicago, IL	13970 West Laurel Drive	(1)	1,447	1,377	321	1,447	1,698	3,145	408	2017	1990	14
Chicago, IL	144 Tower Drive		866	4,174	29	866	4,203	5,069	328	2019	1971/1988 & 2015	29
Chicago, IL	1455-1645 Greenleaf Avenue	(1)	1,926	5,137	554	1,926	5,691	7,617	921	2017	1968	21
Chicago, IL	1600 Fleetwood Drive	(1)	2,699	9,530	83	2,699	9,613	12,312	1,274	2018	1968	23
Chicago, IL	16801 Exchange Ave		1,905	9,454	152	1,905	9,606	11,511	673	2019	1968	24
Chicago, IL	1717 West Harvester Road		3,843	12,848	—	3,843	12,848	16,691	1,012	2020	1970	15
Chicago, IL	1750 South Lincoln Drive	(1)	489	9,270	707	489	9,977	10,466	1,509	2017	2001	24
Chicago, IL	1796 Sherwin Avenue	(1)	1,542	3,598	98	1,542	3,696	5,238	783	2017	1964	19
Chicago, IL	1875 Holmes Road	(1)	1,597	5,199	271	1,597	5,470	7,067	2,198	2014	1989	16
Chicago, IL	189 Seegers Road	(1)	470	1,369	29	470	1,398	1,868	420	2014	1972	21
Chicago, IL	2401 Commerce Drive	(1)	486	4,597	701	486	5,298	5,784	1,363	2014	1994	28
Chicago, IL	28160 North Keith Drive	(1)	1,614	1,643	—	1,614	1,643	3,257	379	2017	1989	16
Chicago, IL	3 West College Drive	(1)	728	1,531	13	728	1,544	2,272	191	2018	1978	26
Chicago, IL	330 Armory Drive		516	1,330	5	516	1,335	1,851	77	2019	1972/2017	35
Chicago, IL	350 Armory Drive		442	835	109	442	944	1,386	77	2019	1972	21
Chicago, IL	3841-3865 Swanson Court	(1)	1,640	2,247	117	1,640	2,364	4,004	487	2017	1978	17
Chicago, IL	3940 Stern Avenue	(1)	1,156	5,139	802	1,156	5,941	7,097	2,144	2014	1987	16
Chicago, IL	440 South McLean	(1)	1,332	2,248	280	1,332	2,528	3,860	529	2017	1968/1998	15
Chicago, IL	4915 West 122nd Street		848	3,632	124	848	3,756	4,604	229	2019	1972	26
Chicago, IL	6000 West 73rd Street	(1)	1,891	3,403	—	1,891	3,403	5,294	730	2017	1974	17
Chicago, IL	6510 West 73rd Street	(1)	4,229	4,105	15	4,229	4,120	8,349	967	2017	1974	18
Chicago, IL	6558 West 73rd Street	(1)	3,444	2,325	1	3,444	2,326	5,770	574	2017	1975	16
Chicago, IL	6751 Sayre Avenue	(1)	2,891	5,743	—	2,891	5,743	8,634	958	2017	1973	22
Chicago, IL	7200 Mason Ave	(1)	2,519	5,482	—	2,519	5,482	8,001	1,052	2017	1974	18
Chicago, IL	7207 Mason Avenue		887	2,608	—	887	2,608	3,495	235	2019	1970	20
Chicago, IL	7420 Meade Ave		586	367	104	586	471	1,057	60	2019	1970	20
Cincinnati, OH	2700-2758 E. Kemper Road	(1)	847	5,196	22	847	5,218	6,065	305	2019	1990	35
Cincinnati, OH	2800-2888 E. Kemper Road	(1)	752	5,448	8	752	5,456	6,208	310	2019	1989	35
Cincinnati, OH	4115 Thunderbird Lane	(1)	275	2,093	56	275	2,149	2,424	771	2014	1991	22
Cincinnati, OH	4514-4548 Cornell Road	(1)	998	7,281	351	998	7,632	8,630	463	2019	1976	28
Cincinnati, OH	Fisher Industrial Park	(1)	4,147	18,147	195	4,147	18,342	22,489	2,606	2018	1946	20
Cincinnati, OH	Mosteller Distribution Center	(1)	1,501	9,424	31	1,501	9,455	10,956	4,413	2014	1959	14
Cincinnati, OH	6900-6918 Fairfield Business Drive	(1)	244	2,020	—	244	2,020	2,264	90	2019	1990	38
Cleveland, OH	1200 Chester Industrial Parkway North		1,213	6,602	—	1,213	6,602	7,815	288	2020	2007/2009	27
Cleveland, OH	1200 Chester Industrial Parkway South		562	2,689	—	562	2,689	3,251	137	2020	1991	23
Cleveland, OH	1350 Moore Road		809	2,860	—	809	2,860	3,669	172	2020	1997	20
Cleveland, OH	1366 Commerce Drive		1,069	4,363	—	1,069	4,363	5,432	33	2020	1960	13
Cleveland, OH	14801 Country Rd 212		985	13,062	1	985	13,063	14,048	668	2019	1998	25
Cleveland, OH	1755 Enterprise Parkway	(1)	1,411	12,281	959	1,411	13,240	14,651	3,574	2014	1979/2005	27
Cleveland, OH	2100 International Parkway (2)		—	14,818	—	—	14,818	14,818	47	2020	2000	31
Cleveland, OH	2210 International Parkway		—	15,033	—	—	15,033	15,033	49	2020	2001	27
Cleveland, OH	30339 Diamond Parkway		2,815	22,792	69	2,815	22,861	25,676	1,884	2018	2007	34
Cleveland, OH	Gilchrist Road I		1,775	6,541	—	1,775	6,541	8,316	39	2020	1961/1978	17
Cleveland, OH	Gilchrist Road II		2,671	14,959	—	2,671	14,959	17,630	88	2020	1994/1998	22
Cleveland, OH	Gilchrist Road III		977	12,416	—	977	12,416	13,393	52	2020	1994/1998	22
Cleveland, OH	4211 Shuffel Street NW		1,086	12,287	—	1,086	12,287	13,373	64	2020	1994	21
Columbus, OH	100 Paragon Parkway		582	9,130	—	582	9,130	9,712	133	2020	1995	17
Columbus, OH	2120 - 2138 New World Drive	(1)	400	3,007	80	400	3,087	3,487	720	2017	1971	18
Columbus, OH	3100 Creekside Parkway	(1)	1,203	9,603	490	1,203	10,093	11,296	2,693	2014	2004	27
Columbus, OH	3500 Southwest Boulevard	(1)	1,488	16,730	1,955	1,488	18,685	20,173	6,083	2014	1992	22
Columbus, OH	459 Orange Point Drive	(1)	1,256	6,793	64	1,256	6,857	8,113	307	2019	2001	40
Columbus, OH	7001 American Pkwy	(1)	331	1,416	82	331	1,498	1,829	594	2014	1986/2007 & 2012	20
Columbus, OH	7719 Graphics Way	(1)	1,297	2,743	—	1,297	2,743	4,040	150	2019	2000	40
Columbus, OH	8273 Green Meadows Dr.	(1)	341	2,266	393	341	2,659	3,000	708	2014	1996/2007	27
Columbus, OH	8288 Green Meadows Dr.	(1)	1,107	8,413	480	1,107	8,893	10,000	3,668	2014	1988	17
Florence, KY	7585 Empire Drive	(1)	644	2,658	40	644	2,698	3,342	1,584	2014	1973	11
Indianapolis, IN	2900 N. Shadeland Avenue		4,632	14,572	342	4,632	14,914	19,546	1,458	2019	1957/1992	15
Indianapolis, IN	3035 North Shadeland Ave	(1)	1,966	11,740	578	1,966	12,318	14,284	2,827	2017	1962/2004	17
Indianapolis, IN	3169 North Shadeland Ave	(1)	148	884	(109)	148	775	923	248	2017	1979/2014	17
Indianapolis, IN	3333 N. Franklin Road		1,363	6,525	—	1,363	6,525	7,888	476	2020	1967	15
Indianapolis, IN	4430 Sam Jones Expressway		2,644	12,570	56	2,644	12,626	15,270	1,063	2019	1970	22
Indianapolis, IN	6555 East 30th Street		1,881	6,636	317	1,881	6,953	8,834	598	2019	1969/1997	17
Indianapolis, IN	6575 East 30th Street		566	1,408	2	566	1,410	1,976	117	2019	1998	19
Indianapolis, IN	6585 East 30th Street		669	2,216	60	669	2,276	2,945	175	2019	1998	19
Indianapolis, IN	6635 East 30th Street		535	2,567	23	535	2,590	3,125	178	2019	1998	19
Indianapolis, IN	6701 East 30th Street		334	428	2	334	430	764	62	2019	1990	17
Indianapolis, IN	6737 East 30th Street		609	1,858	2	609	1,860	2,469	162	2019	1995	17
Indianapolis, IN	6751 East 30th Street		709	2,083	2	709	2,085	2,794	167	2019	1997	18
Indianapolis, IN	6951 East 30th Street		424	1,323	50	424	1,373	1,797	105	2019	1995	21
Indianapolis, IN	7901 W. 21st Street		1,870	8,844	15	1,870	8,859	10,729	572	2019	1985/1994	20
Jackson, TN	210 American Dr.	(1)	928	10,442	452	928	10,894	11,822	5,450	2014	1967/1981 & 2012	13
Jacksonville, FL	Center Point Business Park	(1)	9,848	26,411	664	9,848	27,075	36,923	2,180	2018	1990-1997	35
Jacksonville, FL	Liberty Business Park	(1)	9,347	26,978	202	9,347	27,180	36,527	2,147	2018	1996-1999	38
Jacksonville, FL	Salisbury Business Park	(1)	4,354	9,049	16	4,354	9,065	13,419	809	2018	2001-2012	32
Jacksonville, FL	8451 Western Way		4,240	13,983	—	4,240	13,983	18,223	186	2020	1968/1987	32
Marlton, NJ	4 East Stow Road	(1)	1,580	6,954	123	1,580	7,077	8,657	2,722	2014	1986	22
Memphis, TN	3635 Knight Road	(1)	422	2,820	48	422	2,868	3,290	598	2017	1986	18
Memphis, TN	4540-4600 Pleasant Hill Road	(1)	1,375	18,854	6	1,375	18,860	20,235	757	2019	1991/2005	37
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	(1)	488	4,919	1,692	488	6,611	7,099	2,225	2014	1989	19
Memphis, TN	Airport Business Park		1,511	4,352	439	1,511	4,791	6,302	1,272	2017	1985-1989	26
Milwaukee, WI	5110 South 6th Street , IL	(1)	689	1,014	129	689	1,143	1,832	296	2017	1972	16
Portland, ME	56 Milliken Road	(1)	1,418	7,482	338	1,418	7,820	9,238	2,995	2014	1966/1995, 2005, 2013	20
South Bend, IN	4491 N Mayflower Road		289	2,422	—	289	2,422	2,711	385	2017	2000	27
South Bend, IN	4955 Ameritech Drive		856	7,251	237	856	7,488	8,344	1,152	2017	2004	27
South Bend, IN	5855 West Carbonmill Road		743	6,269	—	743	6,269	7,012	994	2017	2002	27
South Bend, IN	5861 W Cleveland Road		234	1,966	36	234	2,002	2,236	315	2017	1994	27
South Bend, IN	West Brick Road		381	3,209	59	381	3,268	3,649	517	2017	1998	27
St. Louis, MO	2635-2645 Metro Boulevard		656	2,576	—	656	2,576	3,232	116	2019	1979	30
St. Louis, MO	5531 - 5555 Phantom Drive		1,133	3,976	1	1,133	3,977	5,110	286	2019	1971	22
St. Louis, MO	Grissom Drive		656	2,780	—	656	2,780	3,436	59	2020	1970	19
St. Louis, MO	St. Louis Commerce Center	(1)	3,927	20,995	—	3,927	20,995	24,922	253	2020	2001	33

Total Real Estate Owned			$159,681	$707,337	$16,356	$159,681	$723,693	$883,374	$98,084

_______________

Note	(1)	These properties secure the $332,011 Secured Debt.
Note	(2)	Total does not include corporate office leasehold improvements of $2,382 and the finance lease right of use asset of $925 related to the ground sublease at 2100 International Parkway.
Note	(3)	Total does not include accumulated depreciation related to corporate office leasehold improvements of $199.
Note	(4)	Renovation means significant upgrades, alterations, or additions to building interiors or exteriors and/or systems.
Note	(5)	Depreciation is calculated over the remaining useful life of the respective property as determined at the time of the purchase allocation, ranging from 11-40 years for buildings and 3-13 years for improvements

As of December 31, 2020, the gross aggregate basis for Federal tax purposes of investments in real estate was approximately $927,125.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2020 and 2019 ($ in thousands)

	Year Ended December 31,
	2020	2019
Real Estate
Balance at the beginning of the year	$655,788	$452,610
Additions during the year	231,040	203,213
Disposals during the year	(147)	(35)
Balance at the end of the year	$886,681	$655,788

Accumulated Depreciation
Balance at the beginning of the year	$63,877	$41,279
Depreciation expense	34,484	22,633
Disposals during the year	(78)	(35)
Balance at the end of the year	$98,283	$63,877