Form 10-Q
period 2021-03-31
Plymouth Industrial REIT, Inc.
filed 2021-05-07
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______to ________

Commission File Number: 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Custom House Street, 11th Floor, Boston, MA 02110	(617) 340-3814
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PLYM	New York Stock Exchange
7.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	PLYM-PrA	NYSE American

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

As of May 3, 2021, the Registrant had outstanding 29,404,819 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020

Assets
Real estate properties	$940,759	$886,681
Less accumulated depreciation	(108,344)	(98,283)
Real estate properties, net	832,415	788,398

Cash	12,687	15,668
Cash held in escrow	10,788	11,939
Restricted cash	4,688	4,447
Deferred lease intangibles, net	68,922	66,116
Investment in unconsolidated joint venture	6,410	6,683
Other assets	25,919	27,019
Total assets	$961,829	$920,270

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$327,752	$328,908
Unsecured debt, net	99,293	99,254
Borrowings under line of credit	98,000	90,000
Accounts payable, accrued expenses and other liabilities	52,037	49,335
Deferred lease intangibles, net	10,828	11,350
Financing lease liability	2,212	2,207
Total liabilities	590,122	581,054
Commitments and contingencies (Note 12)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,023,551 and 2,023,999 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (aggregate liquidation preference of $50,589 and $50,600 at March 31, 2021 and December 31, 2020, respectively)	48,473	48,485
Series B: 4,411,764 shares issued and outstanding at March 31, 2021 and December 31, 2020, (aggregate liquidation preference of $97,277 and $97,230 at March 31, 2021 and December 31, 2020, respectively)	89,016	87,209

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 28,337,955 and 25,344,161 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	283	253
Additional paid in capital	394,523	360,752
Accumulated deficit	(165,169)	(162,250)
Total stockholders' equity	229,637	198,755
Non-controlling interest	4,581	4,767
Total equity	234,218	203,522
Total liabilities, preferred stock and equity	$961,829	$920,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

 PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months
	Ended March 31,
	2021	2020

Rental revenue	$31,833	$26,229
Management fee revenue	83	—
Total revenues	31,916	26,229

Operating expenses:
Property	11,426	9,011
Depreciation and amortization	15,777	14,097
General and administrative	3,009	2,522
Total operating expenses	30,212	25,630

Other income (expense):
Interest expense	(4,758)	(4,871)
Earnings (loss) in investment of unconsolidated joint venture	(273)	—
Unrealized appreciation of warrants	(247)	—
Gain on sale of real estate	590	—
Total other income (expense)	(4,688)	(4,871)

Net loss	(2,984)	(4,272)
Less: Loss attributable to non-controlling interest	(65)	(245)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,919)	(4,027)
Less: Preferred stock dividends	1,652	1,613
Less: Series B preferred stock accretion to redemption value	1,807	1,854
Less: Amount allocated to participating securities	57	76
Net loss attributable to common stockholders	$(6,435)	$(7,570)
Net loss basic and diluted per share attributable to common stockholders	$(0.24)	$(0.53)

Weighted-average common shares outstanding basic and diluted	27,204,724	14,393,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance January 1, 2021	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$198,755	$4,767	$203,522
Repurchase and extinguishment of Series A Preferred stock	(448)	(12)	—	—	—	—	—	—	—	—	—
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	2,883,794	30	42,480	—	42,510	—	42,510
Stock based compensation	—	—	—	—	—	—	418	—	418	—	418
Restricted shares issued	—	—	—	—	110,000	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(7,320)	—	(7,320)	(121)	(7,441)
Net loss	—	—	—	—	—	—	—	(2,919)	(2,919)	(65)	(2,984)
Balance, March 31, 2021	2,023,551	$48,473	4,411,764	$89,016	28,337,955	$283	$394,523	$(165,169)	$229,637	$4,581	$234,218

Three months ended March 31, 2020:

Balance, January 1, 2020	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$107,997	$6,767	$114,764
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	593,705	6	10,808	—	10,814	—	10,814
Stock based compensation	—	—	—	—	—	—	349	—	349	—	349
Restricted shares issued	—	—	—	—	44,900	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	11,477	1	194	—	195	(195)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(193)	—	(193)	193	—
Dividends and distributions	—	—	—	—	—	—	(7,159)	—	(7,159)	(324)	(7,483)
Net loss	—	—	—	—	—	—	—	(4,027)	(4,027)	(245)	(4,272)
Balance March 31, 2020	2,040,000	$48,868	4,411,764	$81,647	14,791,437	$148	$258,404	$(152,430)	$106,122	$6,196	$112,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(2,984)	$(4,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,777	14,097
Straight line rent adjustment	(614)	(518)
Intangible amortization in rental revenue, net	(494)	(548)
Amortization of debt related costs	369	299
Unrealized appreciation of warrants	247	—
Stock based compensation	418	349
(Earnings) loss in investment of unconsolidated joint venture	273	—
Gain on sale of real estate	(590)	—
Changes in operating assets and liabilities:
Other assets	1,520	(7,570)
Deferred leasing costs	40	(517)
Accounts payable, accrued expenses and other liabilities	843	4,966
Net cash provided by operating activities	14,805	6,286
Investing activities
Acquisition of real estate properties	(61,472)	(88,996)
Real estate improvements	(1,803)	(1,873)
Proceeds from sale of real estate, net	2,204	—
Net cash used in investing activities	(61,071)	(90,869)
Financing activities
Proceeds from issuance of common stock, net	42,510	10,814
Proceeds from issuance of secured debt	—	81,000
Repayment of secured debt	(1,328)	(1,270)
Proceeds from line of credit facility	42,000	41,500
Repayment of line of credit facility	(34,000)	(21,300)
Repurchase of Series A Preferred Stock	(12)	—
Debt issuance costs	—	(234)
Dividends and distributions paid	(6,795)	(6,587)
Net cash provided by financing activities	42,375	103,923
Net (decrease) increase in cash, cash held in escrow, and restricted cash	(3,891)	19,340
Cash, cash held in escrow, and restricted cash at beginning of period	32,054	22,398
Cash, cash held in escrow, and restricted cash at end of period	$28,163	$41,738
Supplemental Cash Flow Disclosures:
Cash paid for interest	$4,432	$4,308
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$6,371	$6,203
Distribution payable to non-controlling interest holder	$121	$324
Series B accretion to redemption value	$1,807	$1,854
Fixed asset acquisitions included in accounts payable, accrued expenses and other liabilities	$703	$628
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$1,654	$391

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of March 31, 2021, and December 31, 2020, the Company owned a 97.9% and 97.7%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of March 31, 2021, the Company, through its subsidiaries, owned 111 industrial properties comprising 145 buildings with an aggregate of approximately 24.6 million square feet.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2020 and 2019. Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2020 and 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the United States Securities and Exchange Commission on February 26, 2021.

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities (“VIEs”) in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our condensed consolidated financial statements.

Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that the Operating Partnership is a VIE and the Company is the primary beneficiary. The Company's only significant asset is its investment in the Operating Partnership, therefore, substantially all of the Company’s assets and liabilities are the assets and liabilities of the Operating Partnership.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets of real estate acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2021 and December 31, 2020. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 6, cash held in escrow for real estate tax, insurance, tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2021, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions. The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	March 31,	December 31,
	2021	2020
Cash	$12,687	$15,668
Cash held in escrow	10,788	11,939
Restricted cash	4,688	4,447
Cash, cash held in escrow, and restricted cash	$28,163	$32,054

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $643 and $396 at March 31, 2021 and December 31, 2020, respectively, discussed in Note 7.

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

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$330,683	$349,886	$332,011	$351,744
Unsecured debt	100,000	100,000	100,000	100,000
Borrowings under line of credit, net	98,000	98,000	90,000	90,000
Total	528,683	$547,886	522,011	$541,744
Unamortized debt issuance cost, net	(4,243)		(4,507)
Unamortized premium/(discount), net	605		658
Total carrying value	$525,045		$518,162

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $8,018 and $8,018 at March 31, 2021 and December 31, 2020, respectively, and related accumulated amortization amounted to $3,775 and $3,511 at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Company has classified net unamortized debt issuance costs of $2,213 and $2,371, respectively, related to borrowings under line of credit to other assets in the condensed consolidated balance sheets.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture represents a non-controlling equity interest in a joint venture we entered into during October 2020. The Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment in unconsolidated joint ventures. We have concluded that we have the ability to exercise significant influence, however, do not have control or kick out rights and accordingly is accounted for under the equity method of accounting. Accordingly, we initially record our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets will be amortized as an adjustment to equity in income (loss) from unconsolidated real estate over the life of the related asset. Our net equity investment in the joint venture is reflected within the condensed consolidated balance sheets, and our share of net income or loss from the joint venture is included within the condensed consolidated statements of operations.

New Accounting Standards Recently Adopted

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

3. Real Estate Properties

Real estate properties consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Land	$167,900	$159,681
Buildings and improvements	692,229	652,191
Site improvements	78,814	74,129
Construction in progress	1,816	680
	940,759	886,681
Less accumulated depreciation	(108,344)	(98,283)
Real estate properties	$832,415	$788,398

Depreciation expense was $10,142 and $8,086 for the three months ended March 31, 2021 and 2020, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Acquisition of Properties

The Company made the following acquisitions of properties during the three months ended March 31, 2021:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands) (1)
Kansas City, MO	February 12, 2021	221,911	1	$8,600
St. Louis, MO	March 23, 2021	142,364	1	7,800
Chicago, IL	March 25, 2021	149,474	1	7,900
Cleveland, OH	March 29, 2021	100,150	1	7,700
Columbus, OH	March 29, 2021	772,450	1	29,000
Total		1,386,349	5	$61,000

_______________

(1)	Purchase price does not include capitalized acquisition costs.

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Three Months Ended March 31, 2021
Purchase price allocation	Purchase Price	Weighted average amortization period (years) of intangibles at acquisition
Total Purchase Price
Purchase price	$61,000	N/A
Acquisition costs	472	N/A
Total	$61,472

Allocation of Purchase Price
Land	$8,902	N/A
Building	40,455	N/A
Site improvements	4,918	N/A
Total real estate properties	54,275

Deferred Lease Intangibles
Tenant relationships	1,489	4.1
Leasing commissions	1,014	4.0
Above market lease value	12	2.3
Below market lease value	(271)	4.1
Lease in place value	4,953	4.5
Net deferred lease intangibles	7,197

Totals	$61,472

Sale of Real Estate

During the three months ended March 31, 2021, the Company sold a single, 98,340 square foot property located in Chicago, IL for approximately $2,037, recognizing a net gain of $590. The Company also completed the sale of a small piece of land located in Memphis, TN for $167. No gain or loss was recognized on the sale of the land. There were no sales of real estate during the three months ended March 31, 2020.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

4. Investment in Unconsolidated Joint Venture

On October 23, 2020, a wholly owned subsidiary of the Operating Partnership entered into a $150,000 equity joint venture agreement (the “MIR JV”) with an unrelated third-party partner (the “MIR JV Partner”). The purpose of the MIR JV agreement is to acquire value-add/opportunistic industrial properties that meet certain criteria as outlined within the MIR JV agreement. The Operating Partnership owns a 20% interest in the MIR JV. The Operating Partnership is responsible for the day-to-day oversight of the MIR JV, its subsidiaries and properties and is entitled to an annual asset management fee equal to 1% of total equity contributed to the MIR JV by the partners paid quarterly as well as a promote based on return thresholds as set forth in the MIR JV agreement. The MIR JV completed its initial investment of a 28-property portfolio of industrial properties totaling approximately 2.3 million square feet in metropolitan Memphis, Tennessee on December 17, 2020 for $86,000. The initial investment was funded by the MIR JV via $30,000 cash equity contributions to the MIR JV on a 20%/80% pro-rata basis and a 7-year secured mortgage for $56,000.

For the three months ended March 31, 2021, we recognized fees of $83 from the MIR JV related to asset management services we provided to the MIR JV.

5. Leases

As a Lessor

We lease our properties to tenants under agreements classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Many of our leases include the recovery of certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses is recognized in rental revenue in the condensed consolidated statements of operations. Some of our tenant leases are subject to changes in the Consumer Price Index (“CPI”).

As of March 31, 2021, undiscounted future minimum fixed rental receipts due under non-cancellable operating leases for each of the next five years and total thereafter were as follows (in thousands):

Future Minimum Fixed Rental Receipts

2021 (remainder)	$71,473
2022	83,236
2023	69,241
2024	55,944
2025	39,365
Thereafter	75,539
Total minimum fixed rental receipts	$394,798

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Income from leases	$23,446	$19,295
Straight-line rent adjustments	614	518
Tenant recoveries	7,279	5,868
Amortization of above market leases	(299)	(203)
Amortization of below market leases	793	751
Total	$31,833	$26,229

Tenant recoveries included within rental revenue for the three months ended March 31, 2021 and 2020 are variable in nature.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

On April 8, 2020, the FASB provided feedback on technical inquires received from stakeholders regarding certain accounting topics affected by the COVID-19 pandemic, including guidance as to whether any concessions granted by a landlord to tenants results in a modification of a lease in accordance to ASC 842. The FASB concluded that a company can, as a policy election, treat any COVID-19 related rent concessions as a provision included within the pre-concession lease arrangement, and therefore, not be classified as a lease modification per ASC 842. In order to be considered a COVID-19 related concession, cash flows may be less than or equal to those prior to the concession, but not substantially greater. For the three months ended March 31, 2021, the Company has entered into a single COVID-19 related rent deferral concession and has elected not to treat such concession as a modification of the respective lease.

As a Lessee

Operating Leases

At March 31, 2021, we have four office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 3.4 years to 34.8 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of March 31, 2021, total operating right of use assets and lease liabilities were approximately $6,970 and $8,322, respectively. The operating lease liability as of March 31, 2021 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 9.9 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three months ended March 31, 2021 and 2020 included in the Company’s condensed consolidated statements of operations.

	March 31,	March 31,
	2021	2020
Operating lease expense included in general and administrative expense attributable to office leases	$182	$232
Operating lease expense included in property expense attributable to ground sublease	20	—
Non-cash adjustment due to straight-line rent adjustments	87	(107)
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$289	$125

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability for the operating leases in which we are the lessee (in thousands):

	March 31, 2021	December 31, 2020
2021 (remainder)	$897	$1,205
2022	1,217	1,217
2023	1,240	1,240
2024	1,249	1,249
2025	894	894
Thereafter	5,110	5,110
Total minimum operating lease payments	$10,607	$10,915
Less imputed interest	(2,285)	(2,370)
Total operating lease liability	$8,322	$8,545

Financing Leases

As of March 31, 2021, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheet. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 34.8 years, which includes the exercise of a single twenty-year renewal options. The financing lease liability as of March 31, 2021 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 34.8 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The following table summarizes the financing lease expense recognized during the three months ended March 31, 2021 included in the Company’s condensed consolidated statements of operations. There were no financing leases for the three months ended March 31, 2020.

March 31,
2021
Depreciation/amortization of financing lease right-of-use assets	$7
Interest expense for financing lease liability	44
Total financing lease cost	$51

The following table summarizes the maturity analysis of our financing lease (in thousands):

	March 31, 2021	December 31, 2020
2021 (remainder)	$116	$155
2022	155	155
2023	155	155
2024	155	155
2025	170	170
Thereafter	6,707	6,707
Total minimum financing lease payments	$7,458	$7,497
Less imputed interest	(5,246)	(5,290)
Total financing lease liability	$2,212	$2,207

6. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its unsecured line of credit and secured and unsecured term loans as of March 31, 2021 and December 31, 2020.

	Outstanding Balance at
Loan	March 31, 2021	December 31, 2020	Interest rate at March 31, 2021	Final Maturity Date
Secured loans:
AIG Loan	$116,444	$117,087	4.08%	November 1, 2023
Transamerica Loan	72,637	72,960	4.35%	August 1, 2028
Allianz Loan	63,115	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,768	20,870	3.78%	May 1, 2028
JPMorgan Chase Loan	13,380	13,440	5.23%	January 1, 2027
Lincoln Life Mortgage	9,234	9,289	3.41%	January 10, 2022
Ohio National Life Mortgage	20,105	20,250	4.14%	August 1, 2024
Nationwide Loan	15,000	15,000	2.97%	October 1, 2027
Total secured loans	$330,683	$332,011
Unamortized debt issuance costs, net	(3,536)	(3,761)
Unamortized premium/(discount), net	605	658
Total secured loans, net	$327,752	$328,908

Unsecured loans:
KeyBank unsecured term loan	100,000	100,000	2.10% (1)	October 8, 2025
Total unsecured loans	$100,000	$100,000
Unamortized debt issuance costs, net	(707)	(746)
Total unsecured loans, net	$99,293	$99,254

Borrowings under line of credit facility:
Unsecured line of credit	98,000	90,000	2.10% (1)	October 8, 2024
Total borrowings under line of credit	$98,000	$90,000

_______________

(1)	The 1-month LIBOR rate as of March 31, 2021 was 0.11%. The spread over the applicable rate for the KeyBank unsecured term loan and the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and revolving line of credit facility as of March 31, 2021.

7. Common Stock

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

During the three months ended March 31, 2021, the Company issued 2,883,794 shares of its common stock under the $100 Million ATM Program at a weighted average share price of $15.00, resulting in net proceeds of approximately $42,510. As of March 31, 2021, the Company had approximately $35,541 available for issuance under the $100 Million ATM Program.

Common Stock Warrants

The Company has warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share, which expire in 2022. The warrants are accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized appreciation/depreciation of warrants in the accompanying condensed consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the three months ended March 31, 2021 and 2020.

A roll-forward of the warrants is as follows:

Balance at January 1, 2021	$396
Unrealized appreciation	247
Balance at March 31, 2021	$643

The warrants in the amount of $643 at March 31, 2021 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.24, volatility of 24.6%, an expected annual dividend of $0.80, a term of 1.21 years and an annual risk-free interest rate of 0.16%. The warrants in the amount of $396 at December 31, 2020 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.39, volatility of 27.4%, an expected annual dividend of $0.80, a term of 1.45 years and an annual risk-free interest rate of 0.13%.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the three months ended March 31, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.2000	$5,668

2020
First quarter	$0.3750	$5,545
Second quarter	$0.2000	$3,179
Third quarter	$0.2000	$4,943
Fourth quarter	$0.2000	$5,069

8. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock issuance as of March 31, 2021:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,023,551	$25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the three months ended March 31, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.4688	$949

2020
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$949

Repurchase and Retirement of Series A Preferred Stock

During Q4 2020, the Company’s Board of Directors approved the repurchase and retirement of the Company’s Series A Preferred Stock up to a maximum of $5,000 of the respective Series A Preferred Stock outstanding. During the three months ended March 31, 2021, the Company repurchased and retired 448 shares of Series A Preferred Stock.

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock issuance as of March 31, 2021.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$22.04	3.75%

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series B preferred stock dividends for the three months ended March 31, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.159375	$703

2020
First quarter	$0.148750	$657
Second quarter	$0.148750	$657
Third quarter	$0.148750	$657
Fourth quarter	$0.148750	$656

9. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, had issued Operating Partnerships Units (“OP Units”) to the former owners as part of the acquisition price. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also convert their respective OP Units for the Company’s common stock on a 1 to 1 basis. Upon conversion, the Company adjusts the carrying value of noncontrolling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a rebalancing of noncontrolling interest on the accompanying condensed consolidated statements of changes in preferred stock and equity. OP units outstanding as of March 31, 2021 and December 31, 2020, were 606,632.

The following table sets forth the OP Unit distributions that were declared during the three months ended March 31, 2021 and the year ended December 31, 2020.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2021
First quarter	$0.200	$121
2020
First quarter	$0.375	$324
Second quarter	$0.200	$164
Third quarter	$0.200	$135
Fourth quarter	$0.200	$121

The proportionate share of the loss attributed to the partnership units was $65 and $245 for the three months ended March 31, 2021 and 2020, respectively.

10. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the three months ended March 31, 2021:

Shares
Unvested restricted stock at January 1, 2021	190,225
Granted	111,000
Forfeited	(1,000)
Vested	(15,000)
Unvested restricted stock at March 31, 2021	285,225

The Company recorded equity-based compensation in the amount of $418 and $349 for the three months ended March 31, 2021 and 2020, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2021 was approximately $3,660 and is expected to be recognized over a weighted average period of approximately 3.4 years. The fair value of the 111,000 restricted shares granted during the three months ended March 31, 2021 was approximately $1,688 with a weighted average fair value of $15.21 per share.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(all dollar amounts in thousands, except share and per share data)

11. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss	$(2,984)	$(4,272)
Less: Loss attributable to non-controlling interest	(65)	(245)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,919)	(4,027)
Less: Preferred stock dividends	1,652	1,613
Less: Series B Preferred stock accretion to redemption value	1,807	1,854
Less: Amount allocated to participating securities	57	76
Net loss attributable to common stockholders	$(6,435)	$(7,570)

Denominator
Weighted-average common shares outstanding basic and diluted	27,204,724	14,393,192

Net loss per share attributable to common stockholders – basic and diluted	$(0.24)	$(0.53)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at March 31, 2021 include the 354,230 shares of common stock warrants and 285,225 shares of restricted common stock. The stock warrants and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and concluded that there were no subsequent events requiring adjustment or disclosure to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Additionally, unforeseen factors emerge from time to time, and we cannot predict which factors will arise or their ultimate impact on our business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. One of these factors is the outbreak of the novel coronavirus (COVID-19), the impact of which is difficult to fully assess at this time due to, among other factors, continued uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of efforts to contain the spread of the virus and its resulting direct and indirect impact on the U.S. economy and economic activity. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended March 31, 2021 and 2020 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2021, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2020 and 2019 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

The Company is a real estate investment trust strategically focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of March 31, 2021, the Company, through its subsidiaries, owned 111 industrial properties comprising 145 buildings with an aggregate of approximately 24.6 million square feet.

We seek to generate attractive risk-adjusted returns for our stockholders through a combination of dividends and capital appreciation.

Factors That May Influence Future Results of Operations

Business and Strategy

Our core investment strategy is to acquire industrial properties located in primary and secondary markets across the U.S. We expect to acquire these properties through third-party purchases and structured sale-leasebacks where we believe we can achieve high initial yields and strong ongoing cash-on-cash returns

Our target markets are located in primary and secondary markets because we believe these markets tend to have less occupancy and rental rate volatility and less buyer competition relative to gateway markets. We also believe that the systematic aggregation of such properties will result in a diversified portfolio that will produce sustainable risk-adjusted returns. Future results of operations may be affected, either positively or negatively, by our ability to effectively execute this strategy.

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

Impact of COVID-19

While we are not able to estimate the continuing impacts of the COVID-19 pandemic on our operating results at this time, the following discussion provides certain information regarding the impacts of the COVID-19 pandemic on our business and an overview of management’s efforts to respond to anticipated impacts. While our results for the first quarter of 2021, were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging efforts of international, federal, state and local public health and governmental authorities in regions across the United States and the world to combat the spread of the virus, including restrictions on the daily activities of individuals and the operations of many businesses, has reduced economic activity throughout the country and increased volatility in the financial markets, which could negatively impact our results of operations in future periods.

As a result of the uncertainty surrounding the economic environment, we expect that such statistical and other information provided below may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

•	As of March 31, 2021, we have collected approximately 99.0% of recurring base rents and tenant recoveries billed for the first quarter of 2021; however, collections to-date may not be indicative of collections in any future period.
•	As of March 31, 2021, we entered into a single COVID-19 related rent deferral representing 0.05% of $98.6 million of annualized base rent (“ABR”). ABR is defined/calculated as the annualized monthly contractual base rent per the lease, excluding any rent abatements, as of March 31, 2021. All deferred rent concessions the Company granted during 2020 were fully repaid as of March 31, 2021.

In an effort to stabilize our operations and manage the impact of COVID-19, we continue to take a number of proactive measures to maintain the strength of our business, including the following:

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including implementing a work from home policy, and our systems have enabled our team to work seamlessly.
•	We are in frequent communication with our tenants and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•	We have approximately $23.6 million in cash and cash equivalents and approximately $102 million available on our line of credit as of March 31, 2021 to address near-term working capital and other liquidity needs.

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of March 31, 2021, the Company Portfolio was approximately 96.6% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from April 1, 2021 through to December 31, 2023, an aggregate of 37.5% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the three months ended March 31, 2021.

Period	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Three months ended March 31, 2021
	Renewals	899,102	77.5%	$4.00	$4.39	9.8%	$0.23	$0.07
	New Leases	261,495	22.5%	$3.82	$4.61	20.7%	$0.15	$0.14
	Total	1,160,597	100%	$3.96	$4.44	12.1%	$0.21	$0.08

Conditions in Our Markets

The Company Portfolio is located in various primary and secondary markets within the main industrial distribution and logistics corridors of the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets are likely to affect our overall performance.

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of March 31, 2021 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 26, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

•	Investments in Real Estate
•	Impairment of Long-lived assets
•	Consolidation

Accordingly, we believe the policies set forth in our 2020 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations (amounts in thousands)

Our consolidated results of operations are often not comparable from period to period due to the effect of property acquisitions and dispositions completed during the comparative reporting periods. Our Total Portfolio represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions and other, and to highlight the operating results of our on-going business, we have separately presented the results of our Same Store Properties Portfolio and Acquisitions, Dispositions and Other.

For the three months ended March 31, 2021 and 2020, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold or held for development or repurposing during the period from January 1, 2020 through March 31, 2021.

Three Months Ended March 31, 2021 Compared to March 31, 2020

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Three months ended March 31,		Change		Three months ended March 31,		Change		Three months ended March 31,		Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Revenue:
Rental revenue	$24,222	$23,754	$468	2.0%	$7,611	$2,475	$5,136	207.5%	$31,833	$26,229	$5,604	21.4%
Management fee revenue	—	—	—	—	83	—	83	—	83	—	83	—
Total revenues	24,222	23,754	468	2.0%	7,694	2,475	5,219	210.9%	31,916	26,229	5,687	21.7%

Property expenses	9,453	8,446	1,007	11.9%	1,973	565	1,408	249.2%	11,426	9,011	2,415	26.8%
Depreciation and amortization									15,777	14,097	1,680	11.9%
General and administrative									3,009	2,522	487	19.3%
Total operating expenses									30,212	25,630	4,582	17.9%

Other income (expense):
Interest expense									(4,758)	(4,871)	113	(2.3%	)
Earnings (loss) in investment of unconsolidated joint venture									(273)	—	(273)	—
Unrealized appreciation of warrants									(247)	—	(247)	—
Gain on sale of real estate									590	—	590	—
Total other income (expense)									(4,688)	(4,871)	183	(3.8%	)

Net loss									$(2,984)	$(4,272)	$1,288	(30.1%	)

Rental revenue: Rental revenue increased by $5,604 to $31,833 for the three months ended March 31, 2021 as compared to $26,229 for the three months ended March 31, 2020. This was primarily related to a net increase of $5,136 within acquisitions, dispositions and other due to an increase in rental revenue from acquisitions, and, an increase of $468 from same store properties primarily from an increase in rent income of $432 due to scheduled rent steps and leasing activities and an increase of $283 in tenant reimbursements, offset by a decrease in non-cash rent adjustments of $247 for the three months ended March 31, 2021.

Property expenses: Property expenses increased $2,415 for the three months ended March 31, 2021 to $11,426 as compared to $9,011 for the three months ended March 31, 2020. This was primarily due to a net increase of $1,408 within acquisitions, dispositions and other due to property expenses related to acquisitions. Property expenses for the same store properties increased approximately $1,007 driven by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by $1,680 to $15,777 for the three months ended March 31, 2021 as compared to $14,097 for the three months ended March 31, 2020, primarily due to a net increase of $3,208 within acquisitions, dispositions and other driven by acquisitions, and, a decrease of $1,528 for the same store properties.

General and administrative: General and administrative expenses increased approximately $487 to $3,009 for the three months ended March 31, 2021 as compared to $2,522 for the three months ended March 31, 2020. The increase is attributable primarily to increased compensation expense of $269 due to increased head count, an increase in non-cash stock compensation of $68, and increased professional fees of $64, partially offset by a decrease of $194 due to non-cash rent expense from the straight lining of rents.

Interest expense: Interest expense decreased by approximately $113 to $4,758 for the three months ended March 31, 2021, as compared to $4,871 for the three months ended March 31, 2020. The decrease is primarily due to a lower rate of interest charged on our variable interest rate debt during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, partially offset by additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Accrued interest	$(43)	$264
Amortization of debt related costs	369	299
Total accretion of interest and deferred interest	326	563
Cash interest paid	4,432	4,308
Total interest expense	$4,758	$4,871

Unrealized appreciation of warrants: Unrealized appreciation of warrants represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $247 for the three months ended March 31, 2021 was due to an increase in the common stock warrant liability during the first quarter of 2021. There was no adjustment to the fair value of the warrant derivative during the three months ended March 31, 2020.

Gain on sale of real estate: Gain on sale of real estate of $590 represents the gain realized on the sale of real estate for the three months ended March 31, 2021. There were no sales of real estate during the three months ended March 31, 2020.

Supplemental Earnings Measures (dollars in thousands)

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	Three Months Ended
	March 31,
	2021	2020
NOI:
Net loss	$(2,984)	$(4,272)
General and administrative	3,009	2,522
Depreciation and amortization	15,777	14,097
Interest expense	4,758	4,871
Unrealized appreciation of warrants	247	—
Earnings (loss) in investment of unconsolidated joint venture	273	—
Gain on sale of real estate	(590)	—
Other income	(83)	—
NOI	$20,407	$17,218

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

	Three Months Ended
	March 31,
	2021	2020
EBITDAre:
Net loss	$(2,984)	$(4,272)
Depreciation and amortization	15,777	14,097
Interest expense	4,758	4,871
Unrealized appreciation of warrants	247	—
Gain on sale of real estate	(590)	—
EBITDAre	$17,208	$14,696

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

We define FFO, consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends. Core FFO represents FFO reduced by dividends paid (or declared) to holders of our preferred stock and excludes certain non-cash operating expenses such as impairment on real estate lease, unrealized appreciation/(depreciation) of warrants and loss on extinguishment of debt. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
FFO:
Net loss	$(2,984)	$(4,272)
Gain on sale of real estate	(590)	—
Depreciation and amortization	15,777	14,097
Depreciation and amortization from unconsolidated joint venture	393	—
FFO	$12,596	$9,825
Preferred stock dividends	(1,652)	(1,613)
Unrealized appreciation of warrants	247	—
Core FFO	$11,191	$8,212

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Three Months Ended
	March 31,
	2021	2020
AFFO:
Core FFO	$11,191	$8,212
Amortization of debt related costs	369	299
Non-cash interest expense	(43)	264
Stock compensation	418	349
Straight line rent	(614)	(518)
Above/below market lease rents	(494)	(548)
Recurring capital expenditures (1)	(1,860)	(1,036)
AFFO	$8,967	$7,022

_______________

(1)	Excludes non-recurring capital expenditures of $1,234 and $1,749 for the three months ended March 31, 2021 and 2020, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the three months ended March 31, 2021 and 2020 are as follows:

	Three months Ended March 31,
	2021	2020
Net cash provided by operating activities	$14,805	$6,286
Net cash used in investing activities	$(61,071)	$(90,869)
Net cash provided by financing activities	$42,375	$103,923

Operating activities: Net cash provided by operating activities for the three months ended March 31, 2021 increased approximately $8,519 compared to the three months ended March 31, 2020. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q2 2020 and Q1 2021 and same store properties.

Investing activities: Net cash used in investing activities for the three months ended March 31, 2021 decreased approximately $29,798 compared to the three months ended March 31, 2020 primarily due to property acquisitions completed during the first three months in 2021 totaling $61,472 as opposed to $88,996 during the first three months of 2020, a decrease in capital expenditures of $70, and proceeds from the sale of real estate property and land parcel of $2,204 during the first three months of 2021. There were no sales of real estate property for the first three months of 2020.

Financing activities: Net cash provided by financing activities for the three months ended March 31, 2021 decreased $61,548 compared to the three months ended March 31, 2020. The change was predominantly driven by an increase of $31,696 in net proceeds from the issuance of common stock, a decrease of $93,258 in net proceeds from secured debt and the line of credit and an increase of $208 in dividends paid.

Liquidity and Capital Resources

We intend to make reserve contributions as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investments.

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

The COVID-19 pandemic continues to create social and economic uncertainty for the Company, its tenants, and stakeholders. Given the wide-ranging impacts of the pandemic, coupled with external factors that are outside the control of the Company, the extent of such impacts from the COVID-19 pandemic continues to be dependent on various future developments, which are uncertain and cannot be readily predicted. The Company continues to monitor potential liquidity restraints resulting from the COVID-19 pandemic, including the evaluation and potential of delayed non-essential capital that does not impact the safety or ability to lease and/or renew space and maintaining sufficient availability under our revolving line of credit.

As of March 31, 2021, we had available liquidity of approximately $125.6 million, comprised of $23.6 million in cash and cash equivalents and $102 million available on our line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of March 31, 2021

The following is a schedule of our indebtedness as of March 31, 2021:

	Outstanding Balance	Interest rate at March 31, 2021	Final Maturity Date
Secured debt:
AIG Loan	$116,444	4.08%	November 1, 2023
Transamerica Loan	72,637	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,768	3.78%	May 1, 2028
JPMorgan Chase Loan	13,380	5.23%	January 1, 2027
Lincoln Life Mortgage	9,234	3.41%	January 10, 2022
Ohio National Life Mortgage	20,105	4.14%	August 1, 2024
Nationwide Loan	15,000	2.97%	October 1, 2027
Total secured debt	330,683
Unamortized debt issuance costs, net	(3,536)
Unamortized premium/(discount), net	605
Secured debt, net	327,752
Unsecured debt:
KeyBank Term Loan	100,000	2.10% (1)	October 8, 2025
Total unsecured debt	100,000
Unamortized debt issuance costs, net	(707)
Unsecured debt, net	99,293

Unsecured revolving line of credit facility:
Borrowings under line of credit	98,000	2.10%(1)	October 8, 2024
Borrowings under line of credit, net	$98,000

_______________

(1)	The 1-month LIBOR rate as of March 31, 2021 was 0.11%. The spread over the applicable rate for the KeyBank Term Loan and the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Stock Issuances

Universal Shelf S-3 Registration Statement

The Company has approximately $117,131 available for issuance under its Registration Statement on Form S-3 filed on July 30, 2018 with the SEC. The registration statement allows the Company to offer debt or equity securities (or a combination thereof) from time to time.

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

For the three months ending March 31, 2021, the Company has issued 2,883,794 shares of its common stock under the $100 Million ATM Program for aggregate net proceeds of approximately $42,510. The Company has approximately $35,541 available for issuance under the $100 Million ATM program as of March 31, 2021.

Off-Balance Sheet Arrangements

At March 31, 2021, we have an investment in an unconsolidated joint venture with our ownership percentage at 20%. We exercise significant influence over, but do not control, the entity. As a result, we account for this investment using the equity method of accounting. As of March 31, 2021 and December 31, 2020, the aggregate carrying amount of non-recourse debt including both our and our partners’ share incurred by the joint venture was approximately $56,000 and $56,000, respectively, (of which our proportionate share is approximately $11,200 and $11,200 at March 31, 2021 and December 31, 2020, respectively). The table below summarizes the outstanding debt of the joint venture properties at March 31, 2021.

	Venture Ownership %	Stated Interest Rate	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Memphis Industrial Portfolio	20%	3.15%	$56,000	$(590)	$55,410	$11,082	1/1/2028

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

At March 31, 2021, we had $198,000 of outstanding variable rate debt, which was subject to a weighted average interest rate of 2.10% during the three months ended March 31, 2021. Based on the variable rate borrowings outstanding during the three months ended March 31, 2021, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the three months ended March 31, 2021, our interest expense for the quarter would have increased by approximately $436. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Interest Rate Risk (amounts in thousands)

ASC 815, Derivatives and Hedging requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of March 31, 2021, the Company has no derivative or hedging contracts.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Daniel C. Wright

Chief Financial Officer

Dated: May 6, 2021