Form 10-Q
period 2021-06-30
Plymouth Industrial REIT, Inc.
filed 2021-08-06
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2021

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

As of August 2, 2021, the Registrant had outstanding 31,885,392 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020

Assets
Real estate properties	$960,620	$886,681
Less accumulated depreciation	(118,523)	(98,283)
Real estate properties, net	842,097	788,398

Cash	13,229	15,668
Cash held in escrow	11,666	11,939
Restricted cash	4,419	4,447
Deferred lease intangibles, net	64,510	66,116
Investment in unconsolidated joint venture	6,186	6,683
Other assets	27,721	27,019
Total assets	$969,828	$920,270

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$326,585	$328,908
Unsecured debt, net	99,333	99,254
Borrowings under line of credit	68,000	90,000
Accounts payable, accrued expenses and other liabilities	55,284	49,335
Deferred lease intangibles, net	9,925	11,350
Financing lease liability	2,216	2,207
Total liabilities	561,343	581,054
Commitments and contingencies (Note 12)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,023,551 and 2,023,999 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (aggregate liquidation preference of $50,589 and $50,600 at June 30, 2021 and December 31, 2020, respectively)	48,473	48,485
Series B: 4,411,764 shares issued and outstanding at June 30, 2021 and December 31, 2020, (aggregate liquidation preference of $97,277 and $97,230 at June 30, 2021 and December 31, 2020, respectively)	90,823	87,209

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 31,088,927 and 25,344,161 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	310	253
Additional paid in capital	434,161	360,752
Accumulated deficit	(169,079)	(162,250)
Total stockholders' equity	265,392	198,755
Non-controlling interest	3,797	4,767
Total equity	269,189	203,522
Total liabilities, preferred stock and equity	$969,828	$920,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Rental revenue	$32,758	$26,137	$64,591	$52,366
Management fee revenue and other income	97	—	180	—
Total revenues	32,855	26,137	64,771	52,366

Operating expenses:
Property	10,940	9,026	22,366	18,037
Depreciation and amortization	16,902	13,520	32,679	27,617
General and administrative	3,309	2,576	6,318	5,098
Total operating expenses	31,151	25,122	61,363	50,752

Other income (expense):
Interest expense	(4,825)	(4,900)	(9,583)	(9,771)
Earnings (loss) in investment of unconsolidated joint venture	(224)	—	(497)	—
Gain on sale of real estate	—	—	590	—
Unrealized (appreciation) depreciation of warrants	(636)	—	(883)	—
Total other income (expense)	(5,685)	(4,900)	(10,373)	(9,771)

Net loss	(3,981)	(3,885)	(6,965)	(8,157)
Less: Loss attributable to non-controlling interest	(71)	(209)	(136)	(454)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,910)	(3,676)	(6,829)	(7,703)
Less: Preferred stock dividends	1,652	1,613	3,304	3,226
Less: Series B preferred stock accretion to redemption value	1,807	1,854	3,614	3,708
Less: Amount allocated to participating securities	48	30	105	106
Net loss attributable to common stockholders	$(7,417)	$(7,173)	$(13,852)	$(14,743)
Net loss basic and diluted per share attributable to common stockholders	$(0.25)	$(0.49)	$(0.49)	$(1.02)

Weighted-average common shares outstanding basic and diluted	29,348,561	14,649,290	28,282,565	14,514,233

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY (DEFICIT)

UNAUDITED

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2021	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$198,755	$4,767	$203,522
Repurchase and extinguishment of Series A Preferred stock	(448)	(12)	—	—	—	—	—	—	—	—	—
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	2,883,794	30	42,480	—	42,510	—	42,510
Stock based compensation	—	—	—	—	—	—	418	—	418	—	418
Restricted shares issued	—	—	—	—	110,000	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(7,320)	—	(7,320)	(121)	(7,441)
Net loss	—	—	—	—	—	—	—	(2,919)	(2,919)	(65)	(2,984)
Balance, March 31, 2021	2,023,551	$48,473	4,411,764	$89,016	28,337,955	$283	$394,523	$(165,169)	$229,637	$4,581	$234,218
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	2,646,854	26	48,558	—	48,584	—	48,584
Stock based compensation	—	—	—	—	—	—	461	—	461	—	461
Restricted shares issued	—	—	—	—	5,000	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	99,118	1	1,684	—	1,685	(1,685)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(1,078)	—	(1,078)	1,078	—
Dividends and distributions	—	—	—	—	—	—	(8,180)	—	(8,180)	(106)	(8,286)
Net loss	—	—	—	—	—	—	—	(3,910)	(3,910)	(71)	(3,981)
Balance, June 30, 2021	2,023,551	$48,473	4,411,764	$90,823	31,088,927	$310	$434,161	$(169,079)	$265,392	$3,797	$269,189

Balance, January 1, 2020	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$107,997	$6,767	$114,764
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	593,705	6	10,808	—	10,814	—	10,814
Stock based compensation	—	—	—	—	—	—	349	—	349	—	349
Restricted shares issued	—	—	—	—	44,900	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	11,477	1	194	—	195	(195)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(193)	—	(193)	193	—
Dividends and distributions	—	—	—	—	—	—	(7,159)	—	(7,159)	(324)	(7,483)
Net loss	—	—	—	—	—	—	—	(4,027)	(4,027)	(245)	(4,272)
Balance March 31, 2020	2,040,000	$48,868	4,411,764	$81,647	14,791,437	$148	$258,404	$(152,430)	$106,122	$6,196	$112,318
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	1,060,300	11	12,525	—	12,536	—	12,536
Stock based compensation	—	—	—	—	—	—	383	—	383	—	383
Redemption of partnership units	—	—	—	—	45,907	—	780	—	780	(780)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	328	—	328	(328)	—
Dividends and distributions	—	—	—	—	—	—	(4,792)	—	(4,792)	(164)	(4,956)
Net loss	—	—	—	—	—	—	—	(3,676)	(3,676)	(209)	(3,885)
Balance June 30, 2020	2,040,000	$48,868	4,411,764	$83,501	15,897,644	$159	$265,774	$(156,106)	$109,827	$4,715	$114,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(6,965)	$(8,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,679	27,617
Straight line rent adjustment	(1,760)	(961)
Intangible amortization in rental revenue, net	(1,109)	(986)
Amortization of debt related costs	739	665
Unrealized (appreciation) depreciation of warrants	883	—
Stock based compensation	879	732
(Earnings) loss in investment of unconsolidated joint venture	497	—
Gain on sale of real estate	(590)	—
Changes in operating assets and liabilities:
Other assets	706	(5,618)
Deferred leasing costs	(2,103)	(456)
Accounts payable, accrued expenses and other liabilities	2,761	7,715
Net cash provided by operating activities	26,617	20,551
Investing activities
Acquisition of real estate properties	(76,023)	(89,053)
Real estate improvements	(7,718)	(3,219)
Proceeds from sale of real estate, net	2,204	—
Net cash used in investing activities	(81,537)	(92,272)
Financing activities
Proceeds from issuance of common stock, net	91,094	23,351
Proceeds from issuance of secured debt	—	81,000
Repayment of secured debt	(2,667)	(2,556)
Proceeds from line of credit facility	42,000	41,500
Repayment of line of credit facility	(64,000)	(50,300)
Repurchase of Series A Preferred Stock	(12)	—
Debt issuance costs	—	(355)
Dividends and distributions paid	(14,235)	(14,071)
Net cash provided by financing activities	52,180	78,569
Net (decrease) increase in cash, cash held in escrow, and restricted cash	(2,740)	6,848
Cash, cash held in escrow, and restricted cash at beginning of period	32,054	22,398
Cash, cash held in escrow, and restricted cash at end of period	$29,314	$29,246
Supplemental Cash Flow Disclosures:
Cash paid for interest	$8,916	$9,016
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$7,232	$3,836
Distribution payable to non-controlling interest holder	$106	$164
Series B accretion to redemption value	$3,614	$3,708
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$1,960	$98
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$248	$757

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of June 30, 2021, and December 31, 2020, the Company owned a 98.4% and 97.7%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of June 30, 2021, the Company, through its subsidiaries, owned 113 industrial properties comprising 147 buildings with an aggregate of approximately 24.8 million square feet.

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

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Risks and Uncertainties

The COVID-19 pandemic continues to be a potential significant risk facing the Company and its tenants. While the Company did not incur any significant disruptions during the three and six months ended June 30, 2021, it will continue to monitor rent collections and evaluate any tenant rent relief requests on an individual basis. Given the continued uncertainty surrounding the COVID-19 pandemic and the emergence of variants of the virus, the Company is unable to predict the future impacts from the COVID-19 pandemic. As such, our future operating results may be adversely impacted by future developments that impact our tenants’ ability to generate revenue and pay their rent as due.

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

Revenue Recognition

Minimum rental revenue from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. In accordance to ASC 842, we assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842. Management fee revenue represents management fees earned from the unconsolidated joint venture. Management fee revenue related to partially owned entities are recognized to the extent attributable to the unaffiliated interest.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 and December 31, 2020. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 6, cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2021, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	June 30,	December 31,
	2021	2020
Cash	$13,229	$15,668
Cash held in escrow	11,666	11,939
Restricted cash	4,419	4,447
Cash, cash held in escrow, and restricted cash	$29,314	$32,054

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $1,279 and $396 at June 30, 2021 and December 31, 2020, respectively, discussed in Note 7.

Financial instruments include cash, restricted cash, cash held in escrow and reserves, accounts receivable, accounts payable and accrued expenses and other current liabilities, which are considered Level 1 in the fair value hierarchy. The amounts reported on the balance sheet for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

The fair value of our debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$329,344	$348,101	$332,011	$351,744
Unsecured debt	100,000	101,527	100,000	100,000
Borrowings under line of credit, net	68,000	68,649	90,000	90,000
Total	497,344	$518,277	522,011	$541,744
Unamortized debt issuance cost, net	(3,978)		(4,507)
Unamortized premium/(discount), net	552		658
Total carrying value	$493,918		$518,162

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $8,018 and $8,018 at June 30, 2021 and December 31, 2020, respectively, and related accumulated amortization amounted to $4,040 and $3,511 at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company has classified net unamortized debt issuance costs of $2,055 and $2,371, respectively, related to borrowings under the revolving line of credit to other assets in the condensed consolidated balance sheets.

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

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture represents a non-controlling equity interest in a joint venture we entered into during October 2020. The Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment in unconsolidated joint ventures. We have concluded that we have the ability to exercise significant influence; however, we do not have control or kick out rights and therefore the investment in the unconsolidated joint venture is accounted for under the equity method of accounting. Accordingly, we initially record our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets will be amortized as an adjustment to equity in income (loss) from unconsolidated real estate over the life of the related asset. Our net equity investment in the joint venture is reflected within the condensed consolidated balance sheets, and our share of net income or loss from the joint venture is included within the condensed consolidated statements of operations.

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

3. Real Estate Properties

Real estate properties consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Land	$170,245	$159,681
Buildings and improvements	703,317	652,191
Site improvements	79,849	74,129
Construction in progress	7,209	680
	960,620	886,681
Less: accumulated depreciation	(118,523)	(98,283)
Real estate properties, net	$842,097	$788,398

Depreciation expense was $10,760 and $8,489 for the three months ended June 30, 2021 and 2020, respectively, and $20,902 and $16,575 for the six months ended June 30, 2021 and 2020, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

Acquisition of Properties

The Company made the following acquisitions of properties during the six months ended June 30, 2021:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands) (1)
Kansas City, MO	February 12, 2021	221,911	1	$8,600
St. Louis, MO	March 23, 2021	142,364	1	7,800
Chicago, IL	March 25, 2021	149,474	1	7,900
Cleveland, OH	March 29, 2021	100,150	1	7,700
Columbus, OH	March 29, 2021	772,450	1	29,000
Memphis, TN	June 29, 2021	74,665	1	5,250
St. Louis, MO	June 30, 2021	155,434	1	8,800
Total		1,616,448	7	$75,050

_______________

(1)	Purchase price does not include capitalized acquisition costs.

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Six Months Ended June 30, 2021
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$75,050	N/A
Acquisition costs	973	N/A
Total	$76,023

Allocation of Purchase Price
Land	$11,248	N/A
Building	50,344	N/A
Site improvements	5,953	N/A
Total real estate properties	67,545

Deferred Lease Intangibles
Tenant relationships	1,620	4.0
Leasing commissions	1,144	3.9
Above market lease value	12	2.3
Below market lease value	(271)	4.1
Lease in place value	5,973	4.2
Net deferred lease intangibles	8,478

Totals	$76,023

All acquisitions completed during the six months ended June 30, 2021 were considered asset acquisitions under ASC 805.

Sale of Real Estate

During the six months ended June 30, 2021, the Company sold a single, 98,340 square foot property located in Chicago, IL for approximately $2,037, recognizing a net gain of $590. The Company also completed the sale of a small piece of land located in Memphis, TN for $167. No gain or loss was recognized on the sale of the land. There were no sales of real estate during the six months ended June 30, 2020.

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

For the six months ended June 30, 2021, we recognized fees of $165 from the MIR JV related to asset management services we provided to the MIR JV. At June 30, 2021, we had a receivable from the MIR JV of $83 representing unpaid asset management fees.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the six months ended June 30, 2021 and 2020, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from leases	$23,865	$19,483	$47,312	$38,778
Straight-line rent adjustments	1,146	443	1,760	961
Tenant recoveries	7,131	5,773	14,410	11,641
Amortization of above market leases	(288)	(199)	(587)	(402)
Amortization of below market leases	904	637	1,696	1,388
Total	$32,758	$26,137	$64,591	$52,366

Tenant recoveries included within rental revenue for the six months ended June 30, 2021 and 2020 are variable in nature.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

On April 8, 2020, the FASB provided feedback on technical inquires received from stakeholders regarding certain accounting topics affected by the COVID-19 pandemic, including guidance as to whether any concessions granted by a landlord to tenants results in a modification of a lease in accordance to ASC 842. The FASB concluded that a company can, as a policy election, treat any COVID-19 related rent concessions as a provision included within the pre-concession lease arrangement, and therefore, not be classified as a lease modification per ASC 842. In order to be considered a COVID-19 related concession, cash flows may be less than or equal to those prior to the concession, but not substantially greater. For the three months ended June 30, 2021, the Company did not enter into any COVID-19 related concessions. For the six months ended June 30, 2021, the Company entered into a single COVID-19 related rent deferral concession and concluded that such concession was not a modification of the respective lease.

As a Lessee

Operating Leases

At June 30, 2021, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 2.9 years to 34.5 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of June 30, 2021, total operating right of use assets and lease liabilities were approximately $6,967 and $8,297, respectively. The operating lease liability as of June 30, 2021 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 9.5 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three and six months ended June 30, 2021 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense included in general and administrative expense attributable to office leases	$188	$275	$370	$507
Operating lease expense included in property expense attributable to ground sublease	9	—	29	—
Non-cash adjustment due to straight-line rent adjustments	17	(154)	104	(262)
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$214	$121	$503	$245

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in Accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

July 1, 2021 – December 31, 2021	$633
2022	1,286
2023	1,311
2024	1,280
2025	894
Thereafter	5,110
Total minimum operating lease payments	$10,514
Less imputed interest	(2,217)
Total operating lease liability	$8,297

Financing Leases

As of June 30, 2021, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheet. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 34.5 years, which includes the exercise of a single twenty-year renewal options. The financing lease liability as of June 30, 2021 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 34.5 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The following table summarizes the financing lease expense recognized during the three and six months ended June 30, 2021 included in the Company’s condensed consolidated statements of operations. There were no financing leases for the three and six months ended June 30, 2020.

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Depreciation/amortization of financing lease right-of-use assets	$6	$13
Interest expense for financing lease liability	43	87
Total financing lease cost	$49	$100

The following table summarizes the maturity analysis of our financing lease (in thousands):

July 1, 2021 – December 31, 2021	$77
2022	155
2023	155
2024	155
2025	170
Thereafter	6,707
Total minimum financing lease payments	$7,419
Less imputed interest	(5,203)
Total financing lease liability	$2,216

6. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its secured and unsecured term loans and unsecured line of credit as of June 30, 2021 and December 31, 2020.

	Outstanding Balance at
Loan	June 30, 2021	December 31, 2020	Interest rate at June 30, 2021	Final Maturity Date
Secured loans:
AIG Loan	$115,795	$117,087	4.08%	November 1, 2023
Transamerica Loan	72,312	72,960	4.35%	August 1, 2028
Allianz Loan	63,115	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,663	20,870	3.78%	May 1, 2028
JPMorgan Chase Loan	13,323	13,440	5.23%	January 1, 2027
Lincoln Life Mortgage	9,178	9,289	3.41%	January 10, 2022
Ohio National Life Mortgage	19,958	20,250	4.14%	August 1, 2024
Nationwide Loan	15,000	15,000	2.97%	October 1, 2027
Total secured loans	$329,344	$332,011
Unamortized debt issuance costs, net	(3,311)	(3,761)
Unamortized premium/(discount), net	552	658
Total secured loans, net	$326,585	$328,908

Unsecured loans:
KeyBank unsecured term loan	100,000	100,000	1.95% (1)	October 8, 2025
Total unsecured loans	$100,000	$100,000
Unamortized debt issuance costs, net	(667)	(746)
Total unsecured loans, net	$99,333	$99,254

Borrowings under line of credit facility:
Unsecured line of credit	68,000	90,000	1.95% (1)	October 8, 2024
Total borrowings under line of credit	$68,000	$90,000

_______________

(1)	The 1-month LIBOR rate as of June 30, 2021 was 0.10%. The spread over the applicable rate for the KeyBank unsecured term loan and the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and revolving line of credit facility as of June 30, 2021.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

7. Common Stock

ATM Program

On February 27, 2020, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Barclays Capital Inc., J.P. Morgan Securities, LLC, Capital One Securities, Inc., Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., D.A. Davidson & Co. and National Securities Corporation pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $100,000, through an “at-the-market” equity offering program (the “2020 $100 Million ATM Program”).

On May 26, 2021, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, Barclays Capital Inc., Berenberg Capital Markets LLC, BMO Capital Markets Corp., Capital One Securities Inc., JMP Securities LLC, J.P. Morgan Securities, LLC, National Securities Corporation and Wedbush Securities Inc pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $125,000 through an “at-the-market” equity offering program (the “2021 $125 Million ATM Program”).

During the six months ended June 30, 2021, the Company issued 5,530,648 shares of its common stock under both the 2020 $100 Million ATM Program and the 2021 $125 Million ATM Program at a weighted average share price of $16.85, resulting in net proceeds of approximately $91,094. As of June 30, 2021, the Company had approximately $98,823 available for issuance under the 2021 $125 Million ATM Program.

Common Stock Warrants

The Company has warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share, which expire in 2022. The warrants are accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized appreciation/depreciation of warrants in the accompanying condensed consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the six months ended June 30, 2021 and 2020.

A roll-forward of the warrants is as follows:

Balance at January 1, 2021	$396
Unrealized appreciation (depreciation)	883
Balance at June 30, 2021	$1,279

The warrants in the amount of $1,279 at June 30, 2021 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.24, volatility of 18.7%, an expected annual dividend of $0.84, a term of 0.96 years and an annual risk-free interest rate of 0.07%. The warrants in the amount of $396 at December 31, 2020 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.39, volatility of 27.4%, an expected annual dividend of $0.80, a term of 1.45 years and an annual risk-free interest rate of 0.13%.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the six months ended June 30, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.2000	$5,668
Second quarter	$0.2100	$6,528

2020
First quarter	$0.3750	$5,545
Second quarter	$0.2000	$3,179
Third quarter	$0.2000	$4,943
Fourth quarter	$0.2000	$5,069

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

8. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock as of June 30, 2021:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,023,551	$25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the six months ended June 30, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.4688	$949
Second quarter	$0.4688	$949

2020
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$949

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock as of June 30, 2021.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$22.04	3.75%

The following table sets forth the Series B preferred stock dividends for the six months ended June 30, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.159375	$703
Second quarter	$0.159375	$703

2020
First quarter	$0.148750	$657
Second quarter	$0.148750	$657
Third quarter	$0.148750	$657
Fourth quarter	$0.148750	$656

9. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, had issued Operating Partnership Units (“OP Units”) to the former owners as part of the acquisition price. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also convert their respective OP Units for the Company’s common stock on a 1-to-1 basis. Upon conversion, the Company adjusts the carrying value of noncontrolling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of noncontrolling interest on the accompanying condensed consolidated statements of changes in preferred stock and equity. OP Units outstanding as of June 30, 2021 and December 31, 2020, were 507,514 and 606,632, respectively.

Plymouth Industrial REIT, Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

(all dollar amounts in thousands, except share and per share data)

The following table sets forth the OP Unit distributions that were declared during the six months ended June 30, 2021 and the year ended December 31, 2020.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2021
First quarter	$0.200	$121
Second quarter	$0.210	$106
2020
First quarter	$0.375	$324
Second quarter	$0.200	$164
Third quarter	$0.200	$135
Fourth quarter	$0.200	$121

The proportionate share of the loss attributed to the partnership units was $71 and $209 for the three months ended June 30, 2021 and 2020, respectively, and $136 and $454 for the six months ended June 30, 2021 and 2020, respectively.

10. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the six months ended June 30, 2021:

Shares
Unvested restricted stock at January 1, 2021	190,225
Granted	116,000
Forfeited	(1,000)
Vested	(75,251)
Unvested restricted stock at June 30, 2021	229,974

The Company recorded equity-based compensation expense in the amount of $879 and $732 for the six months ended June 30, 2021 and 2020, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2021 was approximately $3,298 and is expected to be recognized over a weighted average period of approximately 3.3 years. The fair value of the 116,000 restricted shares granted during the six months ended June 30, 2021 was approximately $1,788 with a weighted average fair value of $15.41 per share.

11. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(3,981)	$(3,885)	$(6,965)	$(8,157)
Less: Loss attributable to non-controlling interest	(71)	(209)	(136)	(454)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,910)	(3,676)	(6,829)	(7,703)
Less: Preferred stock dividends	1,652	1,613	3,304	3,226
Less: Series B Preferred stock accretion to redemption value	1,807	1,854	3,614	3,708
Less: Amount allocated to participating securities	48	30	105	106
Net loss attributable to common stockholders	$(7,417)	$(7,173)	$(13,852)	$(14,743)

Denominator
Weighted-average common shares outstanding basic and diluted	29,348,561	14,649,290	28,282,565	14,514,233

Net loss per share attributable to common stockholders – basic and diluted	$(0.25)	$(0.49)	$(0.49)	$(1.02)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at June 30, 2021 include the 354,230 shares of common stock warrants and 229,974 shares of restricted common stock. The stock warrants and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

13. Subsequent Events

On July 9, 2021, the Company acquired a single-building multi-tenant industrial property, consisting of approximately 232,375 square feet, located in Memphis, Tennessee for an aggregate purchase price of $9,200.

On July 30, 2021, the Company acquired a two-building, multi-tenant industrial property, consisting of approximately 316,935 square feet, located in Memphis, Tennessee for an aggregate purchase price of $6,277.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended June 30, 2021 and 2020 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2021, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2020 and 2019 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

The Company is a real estate investment trust strategically focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of June 30, 2021, the Company, through its subsidiaries, owned 113 industrial properties comprising 147 buildings with an aggregate of approximately 24.8 million square feet.

We are also evaluating diversifying our portfolio of real estate assets to include the origination or acquisition of mortgage, bridge or mezzanine loans, all of which would be collateralized by properties that meet investment criteria that are substantially the same as our real estate portfolio or that are complementary to our existing assets.  The Company believes expanding its investment strategy to include these types of real estate-related assets will enable it to deploy its capital efficiently to continue to grow at times when acquisitions of industrial properties are limited due either to availability or cost.

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

Impact of COVID-19

The Company did not incur any significant disruptions during the three and six months ended June 30, 2021 related to the COVID-19 pandemic. While our results for the second quarter of 2021 were in line with our expectations, the continuation of the COVID-19 pandemic and the significant and wide-ranging efforts of federal, state, and local public health and governmental authorities in regions across the United States to combat the spread of the virus and provide stimulus to their respective economies has increased volatility within the financial markets.

As a result of the continued uncertainty surrounding the economic environment due to the COVID-19 pandemic, we expect that such statistical and other information provided below may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

•	As of June 30, 2021, we have collected approximately 99.4% of recurring base rents and tenant recoveries billed for the second quarter of 2021; however, collections to-date may not be indicative of collections in any future period.
•	As of June 30, 2021, we entered into a single COVID-19 related rent deferral representing 0.05% of $99.7 million of annualized base rent (“ABR”). ABR is defined/calculated as the annualized monthly contractual base rent per the lease, excluding any rent abatements, as of June 30, 2021. All deferred rent concessions the Company granted during 2020 were fully repaid.

In an effort to stabilize our operations and manage the impact of COVID-19, we continue to take a number of proactive measures to maintain the strength of our business, including the following:

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including implementing a work from home policy, and our systems have enabled our team to work seamlessly.
•	We are in frequent communication with our tenants and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•	We have approximately $24.8 million in cash and cash equivalents and approximately $132 million available on our line of credit as of June 30, 2021 to address near-term working capital and other liquidity needs.

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of June 30, 2021, the Company’s portfolio was approximately 96.2% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from July 1, 2021 through to December 31, 2023, an aggregate of 35.1% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the six months ended June 30, 2021.

Period	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Six Months Ended June 30, 2021
	Renewals	1,836,293	60.5%	$4.02	$4.28	6.5%	$0.19	$0.08
	New Leases	1,196,426	39.5%	$3.57	$4.05	13.4%	$0.21	$0.21
	Total/weighted average	3,032,719	100%	$3.84	$4.19	9.1%	$0.20	$0.13

Conditions in Our Markets

The Company’s portfolio is located in various primary and secondary markets within the main industrial distribution and logistics corridors of the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets are likely to affect our overall performance.

Property Expenses

Our rental expenses generally consist of utilities, real estate taxes, insurance and repair and maintenance costs. For the majority of the Company’s portfolio, property expenses are controlled, in part, by either the triple net provisions or modified gross lease expense reimbursement provisions in tenant leases. However, the terms of our tenant leases vary and in some instances the leases may provide that we are responsible for certain property expenses. Accordingly, our overall financial results will be impacted by the extent to which we are able to pass-through property expenses to our tenants.

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of June 30, 2021 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 26, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

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

For the three and six months ended June 30, 2021 and 2020, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold or held for development or repurposing during the period from January 1, 2020 through June 30, 2021.

Three Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Revenue:
Rental revenue	$24,099	$23,059	$1,040	4.5%	$8,659	$3,078	$5,581	181.3%	$32,758	$26,137	$6,621	25.3%
Management fee revenue and other income	—	—	—	—	97	—	97	—	97	—	97	—
Total revenues	24,099	23,059	1,040	4.5%	8,756	3,078	5,678	184.5%	32,855	26,137	6,718	25.7%

Property expenses	8,822	7,993	829	10.4%	2,118	1,033	1,085	105.0%	10,940	9,026	1,914	21.2%
Depreciation and amortization									16,902	13,520	3,382	25.0%
General and administrative									3,309	2,576	733	28.5%
Total operating expenses									31,151	25,122	6,029	24.0%

Other income (expense):
Interest expense									(4,825)	(4,900)	75	(1.5%	)
Earnings (loss) in investment of unconsolidated joint venture									(224)	—	(224)	—
Unrealized (appreciation) depreciation of warrants									(636)	—	(636)	—
Total other income (expense)									(5,685)	(4,900)	(785)	(16.0%	)

Net loss									$(3,981)	$(3,885)	$(96)	2.5%

Rental revenue: Rental revenue increased by $6,621 to $32,758 for the three months ended June 30, 2021 as compared to $26,137 for the three months ended June 30, 2020. This was primarily related to a net increase of $5,581 within acquisitions, dispositions and other due to an increase in rental revenue from acquisitions, and, an increase of $1,040 from same store properties primarily from an increase in rent income of $144 due to scheduled rent steps and leasing activities, an increase of $277 in tenant reimbursements and an increase in non-cash rent adjustments of $618 for the three months ended June 30, 2021.

Property expenses: Property expenses increased $1,914 for the three months ended June 30, 2021 to $10,940 as compared to $9,026 for the three months ended June 30, 2020. This was primarily due to a net increase of $1,085 within acquisitions, dispositions and other due to property expenses related to acquisitions. Property expenses for the same store properties increased approximately $829 driven by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by $3,382 to $16,902 for the three months ended June 30, 2021 as compared to $13,520 for the three months ended June 30, 2020, primarily due to a net increase of $4,148 within acquisitions, dispositions and other, partially offset by a decrease of $766 for the same store properties.

General and administrative: General and administrative expenses increased approximately $733 to $3,309 for the three months ended June 30, 2021 as compared to $2,576 for the three months ended June 30, 2020. The increase is attributable primarily to increased compensation expense of $475 due to increased head count, an increase in non-cash stock compensation of $77 and an increase in director’s fees of $63 due to an increase in the independent directors on the board.

Interest expense: Interest expense decreased by approximately $75 to $4,825 for the three months ended June 30, 2021, as compared to $4,900 for the three months ended June 30, 2020. The decrease is primarily due to a lower rate of interest charged on our variable interest rate debt during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, partially offset by additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Accrued interest	$(29)	$(174)
Amortization of debt related costs	370	366
Total accretion of interest and deferred interest	341	192
Cash interest paid	4,484	4,708
Total interest expense	$4,825	$4,900

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents the Company’s pro-rata share of the net loss recognized by the MIR JV of $224 during the three months ending June 30, 2021. There was no pro-rata share of net loss recognized for the MIR JV during the three months ended June 30, 2020.

Unrealized (appreciation) depreciation of warrants: Unrealized appreciation of warrants represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $636 for the three months ended June 30, 2021 was due to an increase in the common stock warrant liability during the second quarter of 2021. There was no adjustment to the fair value of the warrant derivative during the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Six Months Ended June 30,		Change		Six Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Revenue:
Rental revenue	$48,321	$47,062	$1,259	2.7%	$16,270	$5,304	$10,966	206.7%	$64,591	$52,366	$12,225	23.3%
Management fee revenue and other income	—	—	—	—	180	—	180	—	180	—	180	—
Total revenues	48,321	47,062	1,259	2.7%	16,450	5,304	11,146	210.1%	64,771	52,366	12,405	23.7%

Property expenses	18,268	16,441	1,827	11.1%	4,098	1,596	2,502	156.8%	22,366	18,037	4,329	24.0%
Depreciation and amortization									32,679	27,617	5,062	18.3%
General and administrative									6,318	5,098	1,220	23.9%
Total operating expenses									61,363	50,752	10,611	20.9%

Other income (expense):
Interest expense									(9,583)	(9,771)	188	(1.9%	)
Earnings (loss) in investment of unconsolidated joint venture									(497)	—	(497)	—
Unrealized (appreciation) depreciation of warrants									(883)	—	(883)	—
Gain on sale of real estate									590	—	590	—
Total other income (expense)									(10,373)	(9,771)	(602)	6.2%

Net loss									$(6,965)	$(8,157)	$1,192	(14.6%	)

Rental revenue: Rental revenue increased by $12,225 to $64,591 for the six months ended June 30, 2021 as compared to $52,366 for the six months ended June 30, 2020. This was primarily related to a net increase of $10,966 within acquisitions, dispositions and other due to an increase in rental revenue from acquisitions, and, an increase of $1,259 from same store properties primarily from an increase in rent income of $327 due to scheduled rent steps and leasing activities and an increase of $560 in tenant reimbursements and an increase in non-cash rent adjustments of $372 for the six months ended June 30, 2021.

Property expenses: Property expenses increased $4,329 for the six months ended June 30, 2021 to $22,366 as compared to $18,037 for the six months ended June 30, 2020. This was primarily due to a net increase of $2,502 within acquisitions, dispositions and other due to property expenses related to acquisitions. Property expenses for the same store properties increased approximately $1,830 driven by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by $5,062 to $32,679 for the six months ended June 30, 2021 as compared to $27,617 for the six months ended June 30, 2020, primarily due to a net increase of $7,403 within acquisitions, dispositions and other, partially offset by a decrease of $2,341 for the same store properties.

General and administrative: General and administrative expenses increased approximately $1,220 to $6,318 for the six months ended June 30, 2021 as compared to $5,098 for the six months ended June 30, 2020. The increase is attributable primarily to increased compensation expense of $744 due to increased head count, an increase in non-cash stock compensation of $146 and an increase in director’s fees of $90 due to an increase in the independent directors on the board.

Interest expense: Interest expense decreased by approximately $188 to $9,583 for the six months ended June 30, 2021, as compared to $9,771 for the six months ended June 30, 2020. The decrease is primarily due to a lower rate of interest charged on our variable interest rate debt during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, partially offset by additional borrowings associated with our acquisition activity. The schedule below is a comparative analysis of the components of interest expense for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Accrued interest	$(72)	$90
Amortization of debt related costs	739	665
Total accretion of interest and deferred interest	667	755
Cash interest paid	8,916	9,016
Total interest expense	$9,583	$9,771

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents the Company’s pro-rata share of the net loss recognized by the MIR JV of $497 during the six months ending June 30, 2021. There was no pro-rata share of net loss recognized for the MIR JV during the six months ended June 30, 2020.

Unrealized (appreciation) depreciation of warrants: Unrealized appreciation of warrants represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $883 for the six months ended June 30, 2021 was due to an increase in the common stock warrant liability during the first half of 2021. There was no adjustment to the fair value of the warrant derivative during the six months ended June 30, 2020.

Gain on sale of real estate: Gain on sale of real estate of $590 represents the gain realized on the sale of real estate during the six months ended June 30, 2021. There were no sales of real estate during the six months ended June 30, 2020.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
NOI:	2021	2020	2021	2020
Net loss	$(3,981)	$(3,885)	$(6,965)	$(8,157)
General and administrative	3,309	2,576	6,318	5,098
Depreciation and amortization	16,902	13,520	32,679	27,617
Interest expense	4,825	4,900	9,583	9,771
Gain on sale of real estate	—	—	(590)	—
Unrealized appreciation (depreciation) of warrants	636	—	883	—
(Earnings) loss in investment of unconsolidated joint venture	224	—	497	—
Management fee revenue and other income	(97)	—	(180)	—
NOI	$21,818	$17,111	$42,225	$34,329

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
EBITDAre:	2021	2020	2021	2020
Net loss	$(3,981)	$(3,885)	$(6,965)	$(8,157)
Depreciation and amortization	16,902	13,520	32,679	27,617
Interest expense	4,825	4,900	9,583	9,771
Unrealized appreciation (depreciation) of warrants	636	—	883	—
Gain on sale of real estate	—	—	(590)	—
EBITDAre	$18,382	$14,535	$35,590	$29,231

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

We define FFO consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends. Core FFO represents FFO reduced by dividends paid (or declared) to holders of our preferred stock and excludes certain non-cash operating expenses such as impairment on real estate lease, unrealized appreciation/(depreciation) of warrants and loss on extinguishment of debt. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
FFO:	2021	2020	2021	2020
Net loss	$(3,981)	$(3,885)	$(6,965)	$(8,157)
Gain on sale of real estate	—	—	(590)	—
Depreciation and amortization	16,902	13,520	32,679	27,617
Depreciation and amortization from unconsolidated joint venture	408	—	801	—
FFO:	$13,329	$9,635	$25,925	$19,460
Preferred stock dividends	(1,652)	(1,613)	(3,304)	(3,226)
Unrealized appreciation (depreciation) of warrants	636	—	883	—
Core FFO	$12,313	$8,022	$23,504	$16,234

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
AFFO:	2021	2020	2021	2020
Core FFO	$12,313	$8,022	23,504	$16,234
Amortization of debt related costs	370	366	739	665
Non-cash interest expense	(29)	(174)	(72)	90
Stock compensation	461	383	879	732
Straight line rent	(1,146)	(443)	(1,760)	(961)
Above/below market lease rents	(616)	(438)	(1,109)	(986)
Recurring capital expenditures (1)	(1,555)	(719)	(3,415)	(1,755)
AFFO:	$9,798	$6,997	$18,766	$14,019

_______________

(1)	Excludes non-recurring capital expenditures of $6,350 and $401 for the three months ended June 30, 2021 and 2020, respectively, and $7,584 and $2,151 for the six months ended June 30, 2021 and 2020 respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$26,617	$20,551
Net cash used in investing activities	$(81,537)	$(92,272)
Net cash provided by financing activities	$52,180	$78,569

Operating activities: Net cash provided by operating activities for the six months ended June 30, 2021 increased approximately $6,066 compared to the six months ended June 30, 2020. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q2 2020 and Q1 2021 and same store properties.

Investing activities: Net cash used in investing activities for the six months ended June 30, 2021 decreased approximately $10,735 compared to the six months ended June 30, 2020 primarily due to property acquisitions completed during the first six months in 2021 totaling $76,023 as opposed to $89,053 during the first six months of 2020, an increase in capital expenditures of $4,499, and proceeds from the sale of real estate property and land parcel of $2,204 during the first six months of 2021. There were no sales of real estate property for the first six months of 2020.

Financing activities: Net cash provided by financing activities for the six months ended June 30, 2021 decreased $26,389 compared to the six months ended June 30, 2020. The change was predominantly driven by an increase of $67,743 in net proceeds from the issuance of common stock, a decrease of $94,311 in net proceeds from secured debt and the line of credit, a decrease in debt offering costs of $355 and an increase of $164 in dividends paid.

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

As of June 30, 2021, we had available liquidity of approximately $156.8 million, comprised of $24.8 million in cash and cash equivalents and $132 million available on our line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of June 30, 2021

The following is a schedule of our indebtedness as of June 30, 2021:

	Outstanding Balance	Interest rate at June 30, 2021	Final Maturity Date
Secured debt:
AIG Loan	$115,795	4.08%	November 1, 2023
Transamerica Loan	72,312	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,663	3.78%	May 1, 2028
JPMorgan Chase Loan	13,323	5.23%	January 1, 2027
Lincoln Life Mortgage	9,178	3.41%	January 10, 2022
Ohio National Life Mortgage	19,958	4.14%	August 1, 2024
Nationwide Loan	15,000	2.97%	October 1, 2027
Total secured debt	329,344
Unamortized debt issuance costs, net	(3,311)
Unamortized premium/(discount), net	552
Secured debt, net	326,585
Unsecured debt:
KeyBank Term Loan	100,000	1.95% (1)	October 8, 2025
Total unsecured debt	100,000
Unamortized debt issuance costs, net	(667)
Unsecured debt, net	99,333

Unsecured revolving line of credit facility:
Borrowings under line of credit	68,000	1.95%(1)	October 8, 2024
Borrowings under line of credit, net	$68,000

_______________

(1)	The 1-month LIBOR rate as of June 30, 2021 was 0.10%. The spread over the applicable rate for the KeyBank Term Loan and the revolving line of credit with KeyBank is based on the Company’s total leverage ratio.

Stock Issuances

Universal Shelf S-3 Registration Statement

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of June 30, 2021, the Company has $750,000 available for issuance under the 2021 $750 Million S3 Filing.

ATM Program

On February 27, 2020, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Barclays Capital Inc., J.P. Morgan Securities, LLC, Capital One Securities, Inc., Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., D.A. Davidson & Co. and National Securities Corporation pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $100,000, through an “at-the-market” equity offering program. (the “2020 $100 Million ATM Program”).

On May 26, 2021, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, Barclays Capital Inc., Berenberg Capital Markets LLC, BMO Capital Markets Corp., Capital One Securities Inc., JMP Securities LLC, J.P. Morgan Securities, LLC, National Securities Corporation and Wedbush Securities Inc pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $125,000 through an “at-the-market” equity offering program (the “2021 $125 Million ATM Program”).

During the six months ended June 30, 2021, the Company issued 5,530,648 shares of its common stock under both the 2020 $100 Million ATM Program and the 2021 $125 Million ATM Program for aggregate net proceeds of approximately net proceeds of approximately $91,094. The Company has approximately $98,823 available for issuance under the 2021 $125 Million ATM Program.

Off-Balance Sheet Arrangements

At June 30, 2021, we have an investment in the MIR JV with our ownership percentage at 20%. We exercise significant influence over, but do not control, the entity. As a result, we account for this investment using the equity method of accounting. As of June 30, 2021 and December 31, 2020, the aggregate carrying amount of non-recourse debt including both our and our partners’ share incurred by the MIR JV was approximately $56,000 and $56,000, respectively, (of which our proportionate share is approximately $11,200 and $11,200 at June 30, 2021 and December 31, 2020, respectively). The table below summarizes the outstanding debt of the MIR JV properties at June 30, 2021.

	Venture Ownership %	Stated Interest Rate	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Memphis Industrial Portfolio	20%	3.15%	$56,000	$(588)	$55,412	$11,082	1/1/2028

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

At June 30, 2021, we had $168,000 of outstanding variable rate debt, which was subject to a weighted average interest rate of 1.95% during the six months ended June 30, 2021. Based on the variable rate borrowings outstanding during the six months ended June 30, 2021, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the six months ended June 30, 2021, our interest expense for the quarter would have increased by approximately $459. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Interest Rate Risk (amounts in thousands)

ASC 815, Derivatives and Hedging requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of June 30, 2021, the Company has no derivative or hedging contracts.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

Item 6. Exhibits

10.1	Distribution Agreement, dated May 26, 2021, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Sales Agents named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (File No, 001-381061) filed on May 26, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Preferred Stock and Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Dated: August 5, 2021