Form 10-Q
period 2021-09-30
Plymouth Industrial REIT, Inc.
filed 2021-11-05
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2021

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

As of November 1, 2021, the Registrant had outstanding 34,605,459 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020

Assets
Real estate properties	$1,062,748	$886,681
Less accumulated depreciation	(129,910)	(98,283)
Real estate properties, net	932,838	788,398

Cash	63,712	15,668
Cash held in escrow	10,488	11,939
Restricted cash	4,743	4,447
Deferred lease intangibles, net	68,703	66,116
Investment in unconsolidated joint venture	6,008	6,683
Other assets	35,948	27,019
Total assets	$1,122,440	$920,270

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$336,225	$328,908
Unsecured debt, net	247,729	99,254
Borrowings under line of credit	—	90,000
Accounts payable, accrued expenses and other liabilities	61,074	49,335
Deferred lease intangibles, net	9,679	11,350
Financing lease liability	2,221	2,207
Total liabilities	656,928	581,054
Commitments and contingencies (Note 12)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,023,551 and 2,023,999 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (aggregate liquidation preference of $50,589 and $50,600 at September 30, 2021 and December 31, 2020, respectively)	48,473	48,485
Series B: 4,411,764 shares issued and outstanding at September 30, 2021 and December 31, 2020, (aggregate liquidation preference of $97,277 and $97,230 at September 30, 2021 and December 31, 2020, respectively)	92,630	87,209

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 34,273,244 and 25,344,161 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	343	253
Additional paid in capital	492,003	360,752
Accumulated deficit	(172,671)	(162,250)
Total stockholders' equity	319,675	198,755
Non-controlling interest	4,734	4,767
Total equity	324,409	203,522
Total liabilities, preferred stock and equity	$1,122,440	$920,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Rental revenue	$35,877	$27,518	$100,468	$79,884
Management fee revenue and other income	85	—	265	—
Total revenues	35,962	27,518	100,733	79,884

Operating expenses:
Property	12,032	10,064	34,398	28,101
Depreciation and amortization	18,305	13,985	50,984	41,602
General and administrative	3,264	2,280	9,582	7,378
Total operating expenses	33,601	26,329	94,964	77,081

Other income (expense):
Interest expense	(4,906)	(4,538)	(14,489)	(14,309)
Impairment on real estate lease	—	(311)	—	(311)
Earnings (loss) in investment of unconsolidated joint venture	(178)	—	(675)	—
Gain on sale of real estate	—	—	590	—
Unrealized (appreciation) depreciation of warrants	(926)	(103)	(1,809)	(103)
Total other income (expense)	(6,010)	(4,952)	(16,383)	(14,723)

Net loss	(3,649)	(3,763)	(10,614)	(11,920)
Less: Loss attributable to non-controlling interest	(57)	(130)	(193)	(584)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,592)	(3,633)	(10,421)	(11,336)
Less: Preferred stock dividends	1,652	1,613	4,956	4,839
Less: Series B preferred stock accretion to redemption value	1,807	1,854	5,421	5,562
Less: Amount allocated to participating securities	48	38	153	144
Net loss attributable to common stockholders	$(7,099)	$(7,138)	$(20,951)	$(21,881)
Net loss basic and diluted per share attributable to common stockholders	$(0.22)	$(0.36)	$(0.71)	$(1.35)

Weighted-average common shares outstanding basic and diluted	32,301,693	19,631,443	29,636,996	16,232,420

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2021	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$198,755	$4,767	$203,522
Repurchase and extinguishment of Series A Preferred stock	(448)	(12)	—	—	—	—	—	—	—	—	—
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	2,883,794	30	42,480	—	42,510	—	42,510
Stock based compensation	—	—	—	—	—	—	418	—	418	—	418
Restricted shares issued	—	—	—	—	110,000	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(7,320)	—	(7,320)	(121)	(7,441)
Net loss	—	—	—	—	—	—	—	(2,919)	(2,919)	(65)	(2,984)
Balance, March 31, 2021	2,023,551	$48,473	4,411,764	$89,016	28,337,955	$283	$394,523	$(165,169)	$229,637	$4,581	$234,218
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	2,646,854	26	48,558	—	48,584	—	48,584
Stock based compensation	—	—	—	—	—	—	461	—	461	—	461
Restricted shares issued	—	—	—	—	5,000	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	99,118	1	1,684	—	1,685	(1,685)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(1,078)	—	(1,078)	1,078	—
Dividends and distributions	—	—	—	—	—	—	(8,180)	—	(8,180)	(106)	(8,286)
Net loss	—	—	—	—	—	—	—	(3,910)	(3,910)	(71)	(3,981)
Balance, June 30, 2021	2,023,551	$48,473	4,411,764	$90,823	31,088,927	$310	$434,161	$(169,079)	$265,392	$3,797	$269,189
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	3,173,883	32	69,258	—	69,290	—	69,290
Stock based compensation	—	—	—	—	—	—	340	—	340	—	340
Restricted shares issued	—	—	—	—	10,434	1	—	—	1	—	1
Redemption of partnership units	—	—	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(1,100)	—	(1,100)	1,100	—
Dividends and distributions	—	—	—	—	—	—	(8,849)	—	(8,849)	(106)	(8,955)
Net loss	—	—	—	—	—	—	—	(3,592)	(3,592)	(57)	(3,649)
Balance, September 30, 2021	2,023,551	$48,473	4,411,764	$92,630	34,273,244	$343	$492,003	$(172,671)	$319,675	$4,734	$324,409

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance, January 1, 2020	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$107,997	$6,767	$114,764
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	593,705	6	10,808	—	10,814	—	10,814
Stock based compensation	—	—	—	—	—	—	349	—	349	—	349
Restricted shares issued	—	—	—	—	44,900	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	11,477	1	194	—	195	(195)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(193)	—	(193)	193	—
Dividends and distributions	—	—	—	—	—	—	(7,159)	—	(7,159)	(324)	(7,483)
Net loss	—	—	—	—	—	—	—	(4,027)	(4,027)	(245)	(4,272)
Balance March 31, 2020	2,040,000	$48,868	4,411,764	$81,647	14,791,437	$148	$258,404	$(152,430)	$106,122	$6,196	$112,318
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	1,060,300	11	12,525	—	12,536	—	12,536
Stock based compensation	—	—	—	—	—	—	383	—	383	—	383
Redemption of partnership units	—	—	—	—	45,907	—	780	—	780	(780)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	328	—	328	(328)	—
Dividends and distributions	—	—	—	—	—	—	(4,792)	—	(4,792)	(164)	(4,956)
Net loss	—	—	—	—	—	—	—	(3,676)	(3,676)	(209)	(3,885)
Balance June 30, 2020	2,040,000	$48,868	4,411,764	$83,501	15,897,644	$159	$265,774	$(156,106)	$109,827	$4,715	$114,542
Series B Preferred stock accretion to redemption value	—	—	—	1,854	—	—	(1,854)	—	(1,854)	—	(1,854)
Net proceeds from common stock	—	—	—	—	8,625,000	86	104,402	—	104,488	—	104,488
Stock based compensation	—	—	—	—	—	—	324	—	324	—	324
Restricted shares issued	—	—	—	—	51,337	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	140,852	2	2,392	—	2,394	(2,394)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	77	—	77	(77)	—
Dividends and distributions	—	—	—	—	—	—	(6,555)	—	(6,555)	(135)	(6,690)
Net loss	—	—	—	—	—	—	—	(3,633)	(3,633)	(130)	(3,763)
Balance September 30, 2020	2,040,000	$48,868	4,411,764	$85,355	24,714,833	$247	$364,560	$(159,739)	$205,068	$1,979	$207,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(10,614)	$(11,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,984	41,602
Straight line rent adjustment	(2,726)	(1,453)
Intangible amortization in rental revenue, net	(1,589)	(1,435)
Amortization of debt related costs	1,163	1,051
Unrealized (appreciation) depreciation of warrants	1,809	103
Impairment on real estate lease	—	311
Stock based compensation	1,219	1,056
(Earnings) loss in investment of unconsolidated joint venture	675	—
Gain on sale of real estate	(590)	—
Changes in operating assets and liabilities:
Other assets	(6,720)	(6,138)
Deferred leasing costs	(3,363)	(1,424)
Accounts payable, accrued expenses and other liabilities	4,299	9,020
Net cash provided by operating activities	34,547	30,773

Investing activities
Acquisition of real estate properties	(166,374)	(140,498)
Real estate improvements	(15,630)	(4,578)
Proceeds from sale of real estate, net	2,204	—
Net cash used in investing activities	(179,800)	(145,076)

Financing activities
Proceeds from issuance of common stock, net	160,386	127,839
Proceeds from issuance of secured debt	—	96,000
Proceeds from issuance of unsecured debt	150,000	—
Repayment of secured debt	(4,019)	(3,854)
Proceeds from line of credit facility	51,000	41,500
Repayment of line of credit facility	(141,000)	(120,400)
Repurchase of Series A Preferred Stock	(12)	—
Debt issuance costs	(1,691)	(510)
Dividends and distributions paid	(22,522)	(19,027)
Net cash provided by financing activities	192,142	121,548
Net (decrease) increase in cash, cash held in escrow, and restricted cash	46,889	7,245
Cash, cash held in escrow, and restricted cash at beginning of period	32,054	22,398
Cash, cash held in escrow, and restricted cash at end of period	$78,943	$29,643

Supplemental Cash Flow Disclosures:
Cash paid for interest	$13,357	$13,337

Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$7,900	$5,586
Distribution payable to non-controlling interest holder	$106	$135
Series B accretion to redemption value	$5,421	$5,562
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$3,497	$423
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$1,373	$182
Assumption of secured debt	$10,820	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of September 30, 2021, and December 31, 2020, the Company owned a 98.5% and 97.7%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of September 30, 2021, the Company, through its subsidiaries, owned 117 industrial properties comprising 152 buildings with an aggregate of approximately 26.6 million square feet.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Risks and Uncertainties

The COVID-19 pandemic continues to be a potential significant risk facing the Company and its tenants. While the Company did not incur any significant disruptions during the three and nine months ended September 30, 2021, it will continue to monitor rent collections and evaluate any tenant rent relief requests on an individual basis. Given the continued uncertainty surrounding the COVID-19 pandemic and the emergence of variants of the virus, the Company is unable to predict the future impacts from the COVID-19 pandemic. As such, our future operating results may be adversely impacted by future developments that impact our tenants’ ability to generate revenue and pay their rent as due.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2021 and December 31, 2020. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 6, cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2021, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheet to amounts reported within our condensed consolidated statement of cash flows:

	September 30,	December 31,
	2021	2020
Cash	$63,712	$15,668
Cash held in escrow	10,488	11,939
Restricted cash	4,743	4,447
Cash, cash held in escrow, and restricted cash	$78,943	$32,054

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $2,205 and $396 at September 30, 2021 and December 31, 2020, respectively, discussed in Note 7.

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

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$338,812	$357,047	$332,011	$351,744
Unsecured debt	250,000	250,000	100,000	100,000
Borrowings under line of credit, net	—	—	90,000	90,000
Total	588,812	$607,047	522,011	$541,744
Unamortized debt issuance cost, net	(5,357)		(4,507)
Unamortized premium/(discount), net	499		658
Total carrying value	$583,954		$518,162

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $9,709 and $8,018 at September 30, 2021 and December 31, 2020, respectively, and related accumulated amortization amounted to $4,352 and $3,511 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company has classified net unamortized debt issuance costs of $2,573 and $2,371, respectively, related to borrowings under the revolving line of credit to other assets in the condensed consolidated balance sheets.

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

New Accounting Standards Recently Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASU 2018-13 is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements. ASU 2018-13 was effective for the Company for reporting periods beginning after December 15, 2019.

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

3. Real Estate Properties

Real estate properties consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Land	$183,852	$159,681
Buildings and improvements	778,103	652,191
Site improvements	87,606	74,129
Construction in progress	13,187	680
	1,062,748	886,681
Less: accumulated depreciation	(129,910)	(98,283)
Real estate properties, net	$932,838	$788,398

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Depreciation expense was $11,466 and $8,607 for the three months ended September 30, 2021 and 2020, respectively, and $32,368 and $25,182 for the nine months ended September 30, 2021 and 2020, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the nine months ended September 30, 2021:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands) (1)
Kansas City, MO	February 12, 2021	221,911	1	$8,600
St. Louis, MO	March 23, 2021	142,364	1	7,800
Chicago, IL	March 25, 2021	149,474	1	7,900
Cleveland, OH	March 29, 2021	100,150	1	7,700
Columbus, OH	March 29, 2021	772,450	1	29,000
Memphis, TN	June 29, 2021	74,665	1	5,250
St. Louis, MO	June 30, 2021	155,434	1	8,800
Memphis, TN	July 9, 2021	232,375	1	9,200
Memphis, TN	July 30, 2021	316,935	1	6,277
Chicago, IL	August 12, 2021	513,512	1	30,100
St. Louis, MO	August 24, 2021	769,500	1	55,200	(2)
Total		3,448,770	11	$175,827

_______________

(1)	Purchase price does not include capitalized acquisition costs.
(2)	The purchase price of $55,200 included the assumption of $10,820 of existing debt secured by the property.

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Nine Months Ended September 30, 2021
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$175,827	N/A
Acquisition costs	1,367	N/A
Total	$177,194

Allocation of Purchase Price
Land	$24,855	N/A
Building	121,741	N/A
Site improvements	13,708	N/A
Total real estate properties	160,304

Deferred Lease Intangibles
Tenant relationships	3,002	3.7
Leasing commissions	2,585	3.6
Above market lease value	160	11.0
Below market lease value	(742)	7.3
Lease in place value	11,885	4.2
Net deferred lease intangibles	16,890

Totals	$177,194

All acquisitions completed during the nine months ended September 30, 2021 were considered asset acquisitions under ASC 805.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Sale of Real Estate

During the nine months ended September 30, 2021, the Company sold a single, 98,340 square foot property located in Chicago, IL for approximately $2,037, recognizing a net gain of $590. The Company also completed the sale of a small piece of land located in Memphis, TN for $167. No gain or loss was recognized on the sale of the land. There were no sales of real estate during the nine months ended September 30, 2020.

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

For the nine months ended September 30, 2021, we recognized fees of $248 from the MIR JV related to asset management services we provided to the MIR JV and other cost recoveries in the amount of $85.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the nine months ended September 30, 2021 and 2020, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from leases	$26,008	$20,191	$73,320	$58,968
Straight-line rent adjustments	966	492	2,726	1,453
Tenant recoveries	8,423	6,387	22,833	18,028
Amortization of above market leases	(237)	(204)	(824)	(605)
Amortization of below market leases	717	652	2,413	2,040
Total	$35,877	$27,518	$100,468	$79,884

Tenant recoveries included within rental revenue for the nine months ended September 30, 2021 and 2020 are variable in nature.

On April 8, 2020, the FASB provided feedback on technical inquires received from stakeholders regarding certain accounting topics affected by the COVID-19 pandemic, including guidance as to whether any concessions granted by a landlord to tenants results in a modification of a lease in accordance to ASC 842. The FASB concluded that a company can, as a policy election, treat any COVID-19 related rent concessions as a provision included within the pre-concession lease arrangement, and therefore, not be classified as a lease modification per ASC 842. In order to be considered a COVID-19 related concession, cash flows may be less than or equal to those prior to the concession, but not substantially greater. For the three months ended September 30, 2021, the Company did not enter into any COVID-19 related concessions. For the nine months ended September 30, 2021, the Company entered into a single COVID-19 related rent deferral concession and concluded that such concession was not a modification of the respective lease.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

As a Lessee

Operating Leases

At September 30, 2021, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 2.7 years to 34.3 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of September 30, 2021, total operating right of use assets and lease liabilities were approximately $6,761 and $8,066, respectively. The operating lease liability as of September 30, 2021 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 9.4 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three and nine months ended September 30, 2021 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense included in general and administrative expense attributable to office leases	$216	$283	$586	$791
Operating lease expense included in property expense attributable to ground sublease	9	—	38	—
Non-cash adjustment due to straight-line rent adjustments	18	(154)	122	(416)
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$243	$129	$746	$375

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in Accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

October 1, 2021 – December 31, 2021	$317
2022	1,286
2023	1,311
2024	1,280
2025	894
Thereafter	5,111
Total minimum operating lease payments	$10,199
Less imputed interest	(2,133)
Total operating lease liability	$8,066

Financing Leases

As of September 30, 2021, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheet. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 34.3 years, which includes the exercise of a single twenty-year renewal options. The financing lease liability as of September 30, 2021 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 34.3 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the financing lease expense recognized during the three and nine months ended September 30, 2021 included in the Company’s condensed consolidated statements of operations. There were no financing leases for the three and nine months ended September 30, 2020.

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Depreciation/amortization of financing lease right-of-use assets	$6	$19
Interest expense for financing lease liability	43	130
Total financing lease cost	$49	$149

The following table summarizes the maturity analysis of our financing lease (in thousands):

October 1, 2021 – December 31, 2021	$39
2022	155
2023	155
2024	155
2025	170
Thereafter	6,707
Total minimum financing lease payments	$7,381
Less imputed interest	(5,160)
Total financing lease liability	$2,221

6. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its secured and unsecured loans and unsecured line of credit as of September 30, 2021 and December 31, 2020.

	Outstanding Balance at
Loan	September 30, 2021	December 31, 2020	Interest rate at September 30, 2021		Final Maturity Date
Secured loans:
AIG Loan	$115,139	$117,087	4.08%		November 1, 2023
Transamerica Loan	71,983	72,960	4.35%		August 1, 2028
Allianz Loan	63,115	63,115	4.07%		April 10, 2026
Minnesota Life Loan	20,558	20,870	3.78%		May 1, 2028
JPMorgan Chase Loan	13,266	13,440	5.23%		January 1, 2027
Lincoln Life Mortgage	9,121	9,289	3.41%		January 10, 2022
Ohio National Life Mortgage	19,810	20,250	4.14%		August 1, 2024
Nationwide Loan	15,000	15,000	2.97%		October 1, 2027
Midland National Life Insurance Mortgage (3)	10,820	—	3.50%		March 10, 2028
Total secured loans	$338,812	$332,011
Unamortized debt issuance costs, net	(3,086)	(3,761)
Unamortized premium/(discount), net	499	658
Total secured loans, net	$336,225	$328,908

Unsecured loans:
$100m KeyBank unsecured term loan (1)	100,000	100,000	1.58%	(2)	August 11, 2026
$200m KeyBank unsecured term loan (1)	150,000	—	1.58%	(2)	February 11, 2027
Total unsecured loans	$250,000	$100,000
Unamortized debt issuance costs, net	(2,271)	(746)
Total unsecured loans, net	$247,729	$99,254

Borrowings under line of credit facility:
KeyBank unsecured line of credit (1)	—	90,000	1.63%	(2)	August 11, 2025
Total borrowings under line of credit	$—	$90,000

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

_______________

(1)	On August 11, 2021, the Company entered into a combined $500 million unsecured credit facility, which is comprised of an amended $200 million revolving credit facility (the “KeyBank unsecured line of credit”), an amended $100 million term loan (the “$100m KeyBank unsecured term loan”), and a new $200 million term loan (the “$200m KeyBank unsecured term loan”). The combined unsecured credit facility has an accordion feature enabling the Company to increase the total borrowing capacity under the credit facility up to an aggregate of $1 billion, subject to certain conditions. The amended KeyBank unsecured line of credit matures in August 2025 and has two, six-month extension options, subject to certain conditions, the amended $100m KeyBank unsecured term loan matures in August 2026, and the new $200m KeyBank unsecured term loan matures in February 2027. Amounts outstanding under the KeyBank unsecured line of credit bear interest at LIBOR plus a margin between 135 to 190 basis points with no LIBOR floor and amounts outstanding under the $100m KeyBank unsecured term loan and $200m KeyBank unsecured term loan term facilities bear interest at LIBOR plus a margin between 130 and 185 basis points, in either case depending on the Company’s leverage.

(2)	The 1-month LIBOR rate as of September 30, 2021 was 0.08%. The spread over the applicable rate for the $100m and $200m KeyBank unsecured term loans and the KeyBank unsecured line of credit is based on the Company’s total leverage ratio.

(3)	On August 12, 2021, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Midland Mortgage”) with a balance of $10,820 as part of our acquisition of the property in Chicago, Illinois. The Midland Mortgage, held by Midland National Life Insurance Company, matures on March 10, 2028, bears interest at 3.5% and is secured by the property. The Midland Mortgage requires monthly installments of interest only through March 10, 2023 and afterwards, monthly installments of principal plus accrued interest through March 10, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and revolving line of credit facility as of September 30, 2021.

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

On August 10, 2021, the Company entered into an amendment to the 2021 $125 Million ATM Program (the “2021 Amended ATM Program”) to reference the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on June 11, 2021. The Company, under the 2021 Amended ATM Program, may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $82,288 through an “at-the-market” equity offering program.

During the nine months ended September 30, 2021, the Company issued 8,704,531 shares of its common stock under the 2020 $100 Million ATM Program, 2021 $125 Million ATM Program, and the 2021 Amended ATM Program for aggregate net proceeds of approximately $160,386. As of September 30, 2021, the Company has approximately $27,976 available for issuance under the 2021 Amended ATM Program.

Common Stock Warrants

The Company has warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share, which expire in 2022. The warrants are accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized appreciation/depreciation of warrants in the accompanying condensed consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the nine months ended September 30, 2021 and 2020.

A roll-forward of the warrants is as follows:

Balance at January 1, 2021	$396
Unrealized appreciation (depreciation)	1,809
Balance at September 30, 2021	$2,205

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The warrants in the amount of $2,205 at September 30, 2021 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.24, volatility of 15.7%, an expected annual dividend of $0.84, a term of 0.71 years and an annual risk-free interest rate of 0.05%. The warrants in the amount of $396 at December 31, 2020 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.39, volatility of 27.4%, an expected annual dividend of $0.80, a term of 1.45 years and an annual risk-free interest rate of 0.13%.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the nine months ended September 30, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.2000	$5,668
Second quarter	$0.2100	$6,528
Third quarter	$0.2100	$7,197

2020
First quarter	$0.3750	$5,545
Second quarter	$0.2000	$3,179
Third quarter	$0.2000	$4,943
Fourth quarter	$0.2000	$5,069

8. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock as of September 30, 2021:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,023,551	$25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the nine months ended September 30, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.4688	$949
Second quarter	$0.4688	$949
Third quarter	$0.4688	$949

2020
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$949

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock as of September 30, 2021.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$22.05	3.75%

The following table sets forth the Series B preferred stock dividends for the nine months ended September 30, 2021 and the year ended December 31, 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.159375	$703
Second quarter	$0.159375	$703
Third quarter	$0.159375	$703

2020
First quarter	$0.148750	$657
Second quarter	$0.148750	$657
Third quarter	$0.148750	$657
Fourth quarter	$0.148750	$656

9. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, had issued Operating Partnership Units (“OP Units”) to the former owners as part of the acquisition price. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also convert their respective OP Units for the Company’s common stock on a 1-to-1 basis. Upon conversion, the Company adjusts the carrying value of noncontrolling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of noncontrolling interest on the accompanying condensed consolidated statements of changes in preferred stock and equity. OP Units outstanding as of September 30, 2021 and December 31, 2020, were 507,514 and 606,632, respectively.

The following table sets forth the OP Unit distributions that were declared during the nine months ended September 30, 2021 and the year ended December 31, 2020.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2021
First quarter	$0.200	$121
Second quarter	$0.210	$106
Third quarter	$0.210	$106

2020
First quarter	$0.375	$324
Second quarter	$0.200	$164
Third quarter	$0.200	$135
Fourth quarter	$0.200	$121

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The proportionate share of the loss attributed to the partnership units was $57 and $130 for the three months ended September 30, 2021 and 2020, respectively, and $193 and $584 for the nine months ended September 30, 2021 and 2020, respectively.

10. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the nine months ended September 30, 2021:

Shares
Unvested restricted stock at January 1, 2021	190,225
Granted	126,434
Forfeited	(1,000)
Vested	(87,251)
Unvested restricted stock at September 30, 2021	228,408

The Company recorded equity-based compensation expense in the amount of $1,219 and $1,056 for the nine months ended September 30, 2021 and 2020, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2021 was approximately $3,168 and is expected to be recognized over a weighted average period of approximately 3.0 years. The fair value of the 126,434 restricted shares granted during the nine months ended September 30, 2021 was approximately $1,982 with a weighted average fair value of $15.80 per share.

11. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(3,649)	$(3,763)	$(10,614)	$(11,920)
Less: Loss attributable to non-controlling interest	(57)	(130)	(193)	(584)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,592)	(3,633)	(10,421)	(11,336)
Less: Preferred stock dividends	1,652	1,613	4,956	4,839
Less: Series B Preferred stock accretion to redemption value	1,807	1,854	5,421	5,562
Less: Amount allocated to participating securities	48	38	153	144
Net loss attributable to common stockholders	$(7,099)	$(7,138)	$(20,951)	$(21,881)
Denominator
Weighted-average common shares outstanding basic and diluted	32,301,693	19,631,443	29,636,996	16,232,420
Net loss per share attributable to common stockholders – basic and diluted	$(0.22)	$(0.36)	$(0.71)	$(1.35)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at September 30, 2021 include the 354,230 shares of common stock warrants and 228,408 shares of restricted common stock. The stock warrants and restricted common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

13. Subsequent Events

On October 5, 2021, the Company acquired a single-building, single-tenant industrial property, consisting of approximately 100,021 square feet, located in St. Louis, Missouri for an aggregate purchase price of $11,100 and a single-building, multi-tenant industrial property, consisting of approximately 76,042 square feet, located in St. Louis, Missouri for an aggregate price of $7,700.

On October 7, 2021, the Company acquired a multi-building, multi-tenant industrial property, consisting of approximately 1,145,330 square feet, located in St. Louis, Missouri for an aggregate purchase price of $75,100. The purchase price included the assumption of existing mortgage debt secured by the property of $28,800.

On October 12, 2021, the Company repaid in full, the outstanding principal and interest balance of approximately $9,149 on the Lincoln Life Mortgage.

On October 26, 2021, the Company acquired a single-building, multi-tenant industrial property, consisting of approximately 294,730 square feet, located in Indianapolis, Indiana for an aggregate purchase price of $23,100.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended September 30, 2021 and 2020 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2021, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2020 and 2019 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

The Company is a real estate investment trust strategically focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of September 30, 2021, the Company, through its subsidiaries, owned 117 industrial properties comprising 152 buildings with an aggregate of approximately 26.6 million square feet.

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

Impact of COVID-19

The Company did not incur any significant disruptions during the three and nine months ended September 30, 2021 related to the COVID-19 pandemic. While our results for the third quarter of 2021 were in line with our expectations, the continuation of the COVID-19 pandemic and the significant and wide-ranging efforts of federal, state, and local public health and governmental authorities in regions across the United States to combat the spread of the virus and provide stimulus to their respective economies has increased volatility within the financial markets.

As a result of the continued uncertainty surrounding the economic environment due to the COVID-19 pandemic, we expect that such statistical and other information provided below may change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

•	As of September 30, 2021, we have collected approximately 99.3% of recurring base rents and tenant recoveries billed for the third quarter of 2021; however, collections to-date may not be indicative of collections in any future period.
•	As of September 30, 2021, we entered into a single COVID-19 related rent deferral representing 0.1% of $106.7 million of annualized base rent (“ABR”). ABR is defined/calculated as the annualized monthly contractual base rent per the lease, excluding any rent abatements, as of September 30, 2021. All deferred rent concessions the Company granted during 2020 were fully repaid.

In an effort to stabilize our operations and manage the impact of COVID-19, we continue to take a number of proactive measures to maintain the strength of our business, including the following:

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including implementing a work from home policy, and our systems have enabled our team to work seamlessly.
•	We are in frequent communication with our tenants and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•	We have approximately $63.7 million in cash and cash equivalents and approximately $99.4 million of borrowing capacity on our KeyBank unsecured line of credit as of September 30, 2021 to address near-term working capital and other liquidity needs.

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of September 30, 2021, the Company’s portfolio was approximately 96.3% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from October 1, 2021 through to December 31, 2023, an aggregate of 27.3% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the nine months ended September 30, 2021.

Period	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Nine Months Ended September 30, 2021
	Renewals	2,284,695	51.3%	$4.11	$4.36	6.1%	$0.19	$0.09
	New Leases	2,169,348	48.7%	$3.83	$4.36	13.8%	$0.22	$0.22
	Total/weighted average	4,454,043	100%	$3.98	$4.36	9.5%	$0.20	$0.14

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of September 30, 2021 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 26, 2021 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

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

For the three and nine months ended September 30, 2021 and 2020, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold or held for development or repurposing during the period from January 1, 2020 through September 30, 2021.

Three Months Ended September 30, 2021 Compared to September 30, 2020

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change		Three Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Revenue:
Rental revenue	$24,778	$23,986	$792	3.3%	$11,099	$3,532	$7,567	214.2%	$35,877	$27,518	$8,359	30.4%
Management fee revenue and other income	—	—	—	—	85	—	85	—	85	—	85	—
Total revenues	24,778	23,986	792	3.3%	11,184	3,532	7,652	216.6%	35,962	27,518	8,444	30.7%

Property expenses	9,363	9,015	348	3.9%	2,669	1,049	1,620	154.4%	12,032	10,064	1,968	19.6%
Depreciation and amortization									18,305	13,985	4,320	30.9%
General and administrative									3,264	2,280	984	43.2%
Total operating expenses									33,601	26,329	7,272	27.6%

Other income (expense):
Interest expense									(4,906)	(4,538)	(368)	8.1%
Impairment on real estate lease									—	(311)	311	100.0%
Earnings (loss) in investment of unconsolidated joint venture									(178)	—	(178)	—
Unrealized (appreciation) depreciation of warrants									(926)	(103)	(823)	799.0%
Total other income (expense)									(6,010)	(4,952)	(1,058)	21.4%

Net loss									$(3,649)	$(3,763)	$114	(3.0%	)

Rental revenue: Rental revenue increased by $8,359 to $35,877 for the three months ended September 30, 2021 as compared to $27,518 for the three months ended September 30, 2020. This was primarily related to a net increase of $7,567 within acquisitions, dispositions and other due to an increase in rental revenue from acquisitions, an increase of $792 from same store properties primarily from an increase in rent income of $105 due to scheduled rent steps, leasing activities, and an increase of $691 in tenant reimbursements partially offset by a decrease in non-cash rent adjustments of $4 for the three months ended September 30, 2021.

Property expenses: Property expenses increased $1,968 for the three months ended September 30, 2021 to $12,032 as compared to $10,064 for the three months ended September 30, 2020. This was primarily due to a net increase of $1,620 within acquisitions, dispositions and other due to property expenses related to acquisitions. Property expenses for the same store properties increased approximately $348 driven by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by $4,320 to $18,305 for the three months ended September 30, 2021 as compared to $13,985 for the three months ended September 30, 2020, primarily due to a net increase of $5,831 within acquisitions, dispositions and other, partially offset by a decrease of $1,511 for the same store properties.

General and administrative: General and administrative expenses increased approximately $984 to $3,264 for the three months ended September 30, 2021 as compared to $2,280 for the three months ended September 30, 2020. The increase is attributable primarily to increased compensation expense of $396 due to increased head count, an increase in non-cash stock compensation of $16 and an increase in director’s fees of $50.

Interest expense: Interest expense increased by approximately $368 to $4,906 for the three months ended September 30, 2021, as compared to $4,538 for the three months ended September 30, 2020. The increase is primarily due to additional borrowings associated with our acquisition activity during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The schedule below is a comparative analysis of the components of interest expense for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Changes in accrued interest	$41	$(169)
Amortization of debt related costs	424	386
Total change in accrued interest and amortization of debt related costs	465	217
Cash interest paid	4,441	4,321
Total interest expense	$4,906	$4,538

Impairment on real estate lease: Change in impairment on real estate lease represents a non-cash impairment against the carrying value of the right of use asset associated with the primary lease for our prior head-quarters recorded during the three months ending September 30, 2020. There were no impairment on real estate leases during the three months ending September 30, 2021.

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents the Company’s pro-rata share of the net loss recognized by the MIR JV of $178 during the three months ending September 30, 2021. There was no pro-rata share of net loss recognized for the MIR JV during the three months ended September 30, 2020.

Unrealized (appreciation) depreciation of warrants: Unrealized appreciation of warrants represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment increased by approximately $823 to $926 for the three months ended September 30, 2021, as compared to $103 for the three months ended September 30, 2020. The increase was due to an increase in the common stock warrant liability during the third quarter of 2021.

Nine Months Ended September 30, 2021 Compared to September 30, 2020

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Revenue:
Rental revenue	$73,099	$71,048	$2,051	2.9%	$27,369	$8,836	$18,533	209.7%	$100,468	$79,884	$20,584	25.8%
Management fee revenue and other income	—	—	—	—	265	—	265	—	265	—	265	—
Total revenues	73,099	71,048	2,051	2.9%	27,634	8,836	18,798	212.7%	100,733	79,884	20,849	26.1%

Property expenses	27,633	25,454	2,179	8.6%	6,765	2,647	4,118	155.6%	34,398	28,101	6,297	22.4%
Depreciation and amortization									50,984	41,602	9,382	22.6%
General and administrative									9,582	7,378	2,204	29.9%
Total operating expenses									94,964	77,081	17,883	23.2%

Other income (expense):
Interest expense									(14,489)	(14,309)	(180)	1.3%
Impairment on real estate lease									—	(311)	311	100.0%
Earnings (loss) in investment of unconsolidated joint venture									(675)	—	(675)	—
Unrealized (appreciation) depreciation of warrants									(1,809)	(103)	(1,706)	1,656.3%
Gain on sale of real estate									590	—	590	—
Total other income (expense)									(16,383)	(14,723)	(1,660)	11.3%

Net loss									$(10,614)	$(11,920)	$1,306	(11.0%	)

Rental revenue: Rental revenue increased by $20,584 to $100,468 for the nine months ended September 30, 2021 as compared to $79,884 for the nine months ended September 30, 2020. This was primarily related to a net increase of $18,533 within acquisitions, dispositions and other due to an increase in rental revenue from acquisitions, an increase of $2,051 from same store properties primarily from an increase in rent income of $431 due to scheduled rent steps and leasing activities, an increase of $1,252 in tenant reimbursements, and an increase in non-cash rent adjustments of $367 for the nine months ended September 30, 2021.

Property expenses: Property expenses increased $6,297 for the nine months ended September 30, 2021 to $34,398 as compared to $28,101 for the nine months ended September 30, 2020. This was primarily due to a net increase of $4,118 within acquisitions, dispositions and other due to property expenses related to acquisitions. Property expenses for the same store properties increased approximately $2,179 driven by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by $9,382 to $50,984 for the nine months ended September 30, 2021 as compared to $41,602 for the nine months ended September 30, 2020, primarily due to a net increase of $13,237 within acquisitions, dispositions and other, partially offset by a decrease of $3,852 for the same store properties.

General and administrative: General and administrative expenses increased approximately $2,204 to $9,582 for the nine months ended September 30, 2021 as compared to $7,378 for the nine months ended September 30, 2020. The increase is attributable primarily to increased compensation expense of $1,140 due to increased head count, an increase in non-cash stock compensation of $162 and an increase in director’s fees of $139.

Interest expense: Interest expense increased by approximately $180 to $14,489 for the nine months ended September 30, 2021, as compared to $14,309 for the nine months ended September 30, 2020. The increase is primarily due to additional borrowings associated with our acquisition activity during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The schedule below is a comparative analysis of the components of interest expense for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Change in accrued interest	$(31)	$(79)
Amortization of debt related costs	1,163	1,051
Total change in accrued interest and amortization of debt related costs	1,132	972
Cash interest paid	13,357	13,337
Total interest expense	$14,489	$14,309

Impairment on real estate lease: Change in impairment on real estate lease represents a non-cash impairment against the carrying value of the right of use asset associated with the primary lease for our prior head-quarters recorded during the nine months ending September 30, 2020. There were no impairment on real estate leases during the nine months ending September 30, 2021.

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents the Company’s pro-rata share of the net loss recognized by the MIR JV of $675 during the nine months ending September 30, 2021. There was no pro-rata share of net loss recognized for the MIR JV during the nine months ended September 30, 2020.

Unrealized (appreciation) depreciation of warrants: Unrealized appreciation of warrants represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment increased by approximately $1,706 to $1,809 for the nine months ended September 30, 2021, as compared to $103 for the nine months ended September 30, 2020. The increase was due to an increase in the common stock warrant liability during the first three quarters of 2021.

Gain on sale of real estate: Gain on sale of real estate of $590 represents the gain realized on the sale of real estate during the nine months ended September 30, 2021. There were no sales of real estate during the nine months ended September 30, 2020.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
NOI:	2021	2020	2021	2020
Net loss	$(3,649)	$(3,763)	$(10,614)	$(11,920)
General and administrative	3,264	2,280	9,582	7,378
Depreciation and amortization	18,305	13,985	50,984	41,602
Interest expense	4,906	4,538	14,489	14,309
Impairment on real estate lease	—	311	—	311
Gain on sale of real estate	—	—	(590)	—
Unrealized appreciation (depreciation) of warrants	926	103	1,809	103
(Earnings) loss in investment of unconsolidated joint venture	178	—	675	—
Management fee revenue and other income	(85)	—	(265)	—
NOI	$23,845	$17,454	$66,070	$51,783

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
EBITDAre:	2021	2020	2021	2020
Net loss	$(3,649)	$(3,763)	$(10,614)	$(11,920)
Depreciation and amortization	18,305	13,985	50,984	41,602
Interest expense	4,906	4,538	14,489	14,309
Unrealized appreciation (depreciation) of warrants	926	103	1,809	103
Gain on sale of real estate	—	—	(590)	—
EBITDAre	$20,488	$14,863	$56,078	$44,094

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

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
FFO:	2021	2020	2021	2020
Net loss	$(3,649)	$(3,763)	$(10,614)	$(11,920)
Gain on sale of real estate	—	—	(590)	—
Depreciation and amortization	18,305	13,985	50,984	41,602
Depreciation and amortization from unconsolidated joint venture	374	—	1,176	—
FFO:	$15,030	$10,222	$40,956	$29,682
Preferred stock dividends	(1,652)	(1,613)	(4,956)	(4,839)
Unrealized appreciation (depreciation) of warrants	926	103	1,809	103
Core FFO	$14,304	$8,712	$37,809	$24,946

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
AFFO:	2021	2020	2021	2020
Core FFO	$14,304	$8,712	37,809	$24,946
Amortization of debt related costs	424	386	1,163	1,051
Non-cash interest expense	41	(169)	(31)	(79)
Stock compensation	340	324	1,219	1,056
Impairment on real estate lease	—	311	—	311
Straight line rent	(966)	(492)	(2,726)	(1,453)
Above/below market lease rents	(480)	(449)	(1,589)	(1,435)
Recurring capital expenditures (1)	(3,312)	(749)	(6,727)	(2,504)
AFFO:	$10,351	$7,874	$29,118	$21,893

_______________

(1)	Excludes non-recurring capital expenditures of $8,524 and $1,327 for the three months ended September 30, 2021 and 2020, respectively, and $16,109 and $3,478 for the nine months ended September 30, 2021 and 2020 respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$34,547	$30,773
Net cash used in investing activities	$(179,800)	$(145,076)
Net cash provided by financing activities	$192,142	$121,548

Operating activities: Net cash provided by operating activities for the nine months ended September 30, 2021 increased approximately $3,774 compared to the nine months ended September 30, 2020. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q3 2020 and Q2 2021 and same store properties.

Investing activities: Net cash used in investing activities for the nine months ended September 30, 2021 increased approximately $34,724 compared to the nine months ended September 30, 2020 primarily due to property acquisitions completed during the first nine months in 2021 totaling $166,374 as opposed to $140,498 during the first nine months of 2020, an increase in capital expenditures of $11,052, and proceeds from the sale of real estate property and land parcel of $2,204 during the first nine months of 2021. There were no sales of real estate property for the first nine months of 2020.

Financing activities: Net cash provided by financing activities for the nine months ended September 30, 2021 increased $70,594 compared to the nine months ended September 30, 2020. The change was predominantly driven by an increase of $32,547 in net proceeds from the issuance of common stock, an increase of $42,735 in net proceeds from secured and unsecured debt and the line of credit, offset by an increase in debt offering costs of $1,181 and an increase of $3,495 in dividends paid.

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

As of September 30, 2021, we had available liquidity of approximately $163.1 million, comprised of $63.7 million in cash and cash equivalents and $99.4 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of September 30, 2021

The following is a schedule of our indebtedness as of September 30, 2021:

	Outstanding Balance	Interest rate at September 30, 2021	Final Maturity Date
Secured debt:
AIG Loan	$115,139	4.08%	November 1, 2023
Transamerica Loan	71,983	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,558	3.78%	May 1, 2028
JPMorgan Chase Loan	13,266	5.23%	January 1, 2027
Lincoln Life Mortgage	9,121	3.41%	January 10, 2022
Ohio National Life Mortgage	19,810	4.14%	August 1, 2024
Nationwide Loan	15,000	2.97%	October 1, 2027
Midland National Life Insurance Mortgage(3)	10,820	3.50%	March 10, 2028
Total secured debt	338,812
Unamortized debt issuance costs, net	(3,086)
Unamortized premium/(discount), net	499
Secured debt, net	336,225
Unsecured debt:
$100m KeyBank Term Loan (1)	100,000	1.58% (2)	August 11, 2026
$200m KeyBank Term Loan (1)	150,000	1.58% (2)	February 11, 2027
Total unsecured debt	250,000
Unamortized debt issuance costs, net	(2,271)
Unsecured debt, net	247,729

_______________

(1)	On August 11, 2021, the Company entered into a combined $500 million unsecured credit facility, which is comprised of an amended $200 million revolving credit facility (the “KeyBank unsecured line of credit”), an amended $100 million term loan (the “$100m KeyBank unsecured term loan”), and a new $200 million term loan (“the $200m KeyBank unsecured term loan”). The combined unsecured credit facility has an accordion feature enabling the Company to increase the total borrowing capacity under the credit facility up to an aggregate of $1 billion, subject to certain conditions. The amended KeyBank unsecured line of credit matures in August 2025 and has two, six-month extension options, subject to certain conditions, the amended $100m KeyBank unsecured term loan matures in August 2026, and the new $200m KeyBank unsecured term loan matures in February 2027. Amounts outstanding under the KeyBank unsecured line of credit bear interest at LIBOR plus a margin between 135 to 190 basis points with no LIBOR floor and amounts outstanding under the $100m KeyBank unsecured term loan and $200m KeyBank unsecured term loan term facilities bear interest at LIBOR plus a margin between 130 and 185 basis points, in either case depending on the Company’s leverage.
(2)	The 1-month LIBOR rate as of September 30, 2021 was 0.08%. The spread over the applicable rate for the $100m and $200m KeyBank unsecured term loans and the KeyBank unsecured line of credit is based on the Company’s total leverage ratio.
(3)	On August 12, 2021, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Midland Mortgage”) with a balance of $10,820 as part of our acquisition of the property in Chicago, Illinois. The Midland Mortgage, held by Midland National Life Insurance Company, matures on March 10, 2028, bears interest at 3.5% and is secured by the property. The Midland Mortgage requires monthly installments of interest only through March 10, 2023 and afterwards, monthly installments of principal plus accrued interest through March 10, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

Stock Issuances

Universal Shelf S-3 Registration Statement

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of September 30, 2021, the Company has $750,000 available for issuance under the 2021 $750 Million S3 Filing.

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

On August 10, 2021, the Company entered into an amendment to the 2021 $125 Million ATM Program (the “2021 Amended ATM Program”) to reference the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on June 11, 2021. The Company, under the 2021 Amended ATM Program may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $82,288 through an “at-the-market” equity offering program.

During the nine months ended September 30, 2021, the Company issued 8,704,531 shares of its common stock under the 2020 $100 Million ATM Program, 2021 $125 Million ATM Program, and the 2021 Amended ATM Program for aggregate net proceeds of approximately $160,386. The Company has approximately $27,976 available for issuance under the 2021 Amended ATM Program.

Off-Balance Sheet Arrangements

At September 30, 2021, we have an investment in the MIR JV with our ownership percentage at 20%. We exercise significant influence over, but do not control, the entity. As a result, we account for this investment using the equity method of accounting. As of September 30, 2021 and December 31, 2020, the aggregate carrying amount of non-recourse debt including both our and our partners’ share incurred by the MIR JV was approximately $56,000 and $56,000, respectively, (of which our proportionate share is approximately $11,200 and $11,200 at September 30, 2021 and December 31, 2020, respectively). The table below summarizes the outstanding debt of the MIR JV properties at September 30, 2021.

	Venture Ownership %	Stated Interest Rate	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Memphis Industrial Portfolio	20%	3.15%	$56,000	$(565)	$55,435	$11,088	1/1/2028

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands)

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the $100m and $200m KeyBank unsecured term loans and the KeyBank unsecured line of credit, which bear interest at a variable rate.

At September 30, 2021, we had $250,000 of outstanding variable rate debt, which was subject to a weighted average interest rate of 1.58% during the nine months ended September 30, 2021. Based on the variable rate borrowings outstanding during the nine months ended September 30, 2021, we estimate that had the average interest rate on our weighted average borrowings increased by 100 basis points for the nine months ended September 30, 2021, our interest expense for the quarter would have increased by approximately $544. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Interest Rate Risk (amounts in thousands)

ASC 815, Derivatives and Hedging requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of September 30, 2021, the Company has no derivative or hedging contracts.

No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of a material weakness in our internal control over financial reporting as described below.

Additionally, at the time that our Annual Report on Form 10-K for the year ended December 31, 2020 was filed on February 26, 2021, and at the time that our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 were filed on May 7, 2021 and August 6, 2021, respectively, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020, March 31, 2021 and June 30, 2021. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021 and June 30, 2021, because of a material weakness in our internal control over financial reporting as described below.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as previously filed and included in this Form 10-Q and such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year then ended, as of March 31, 2021, June 30, 2021 and September 30, 2021, and the results of its operations and its cash flows for the three-month period, three and six-month periods and three and nine-month periods then ended, respectively in conformity with accounting principles generally accepted in the United States of America.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined that we did not design and maintain effective controls related to user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications. This control deficiency did not result in a misstatement of the Company’s consolidated financial statements. However, this control deficiency could result in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected. Therefore, management has concluded that this control deficiency constitutes a material weakness.

Plan for Remediation of Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and has made significant progress updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment. The remediation plan is being developed and implemented and includes reviewing and adjusting the access permissions to its financial applications to more appropriately segregate access, in particular, for those individuals who are also responsible for the review and approval of new or modified financial data, coupled with additional controls and procedures over the review of journal entries. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

Item 6. Exhibits

3.1	Third Amended and Restated Bylaws of Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Sales Agents named therein (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No, 001-38106) filed on September 9, 2021)

10.1	First Amendment to Credit Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors named therein, KeyBank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021.

10.2	Term Loan Credit Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors named therein, KeyBank National Association and the other lenders party thereto (incorporated by referenced to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Preferred Stock and Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Dated: November 4, 2021