Form 10-K
period 2021-12-31
Plymouth Industrial REIT, Inc.
filed 2022-02-23
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the NYSE on June 30, 2021) was $614,823,229.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 18, 2022 was 36,543,219.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2021.

Plymouth Industrial REIT, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Additionally, unforeseen factors emerge from time to time, and we cannot predict which factors will arise or their ultimate impact on our business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. One of these factors is the outbreak of the novel coronavirus (COVID-19), the impact of which is difficult to fully assess at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of efforts to contain the spread of the virus and its resulting direct and indirect impact on the U.S. economy and economic activity. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

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

Glossary

In this Annual Report on Form 10-K:

•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2021, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Company Portfolio” means the 128 distribution centers, warehouse, light industrial and small bay industrial properties which we wholly own as of December 31, 2021, and does not include properties held by unconsolidated joint ventures or our property management office located in Columbus, Ohio;
•	“gateway markets” means gateway cities and the following four largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Washington, DC, Miami and Seattle;
•	“OP units” means units of limited partnership interest in our operating partnership;
•	“our operating partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“Plymouth,” “our company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation, and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., the issuer of the shares of Common and Preferred stock, in this annual report;
•	“primary markets” means the following two metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Chicago and Atlanta;
•	“secondary markets” means for our purposes non-primary markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the U.S.: Austin, Baltimore, Boston, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa;

Our definitions of primary and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

PART I

Item 1. Business

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership, management, redevelopment and development of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. The Company was founded in March 2011 by two of our executive officers, Jeffrey Witherell and Pendleton White, Jr., each of whom have over 25 years of experience acquiring, owning and operating commercial real estate properties. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange under the symbol “PLYM”. Our headquarters and executive offices are located in Boston, Massachusetts. Additionally, we have regional offices in Columbus, Ohio, Jacksonville, Florida, and Memphis, Tennessee.

We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own substantially all of our assets and conduct substantially all of our business through Plymouth Industrial OP, LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2021, the Company owned a 98.7% equity interest in the Operating Partnership. Any net proceeds from our public offerings will be contributed to the Operating Partnership in exchange for OP units. Our interest in the Operating Partnership will generally entitle us to share in cash distributions from, and in the profits and losses of, our Operating Partnership in proportion to our percentage ownership. As the sole general partner of the Operating Partnership, we generally have the exclusive power under the partnership agreement to manage and conduct its business and affairs, subject to certain limited approval and voting rights of the limited partners.

As of December 31, 2021, the Company’s portfolio consists of 128 industrial properties (the “Company Portfolio”) comprising of 163 buildings located in eleven states with an aggregate of approximately 29.5 million rentable square feet. The Company Portfolio was 97.4% leased to 395 different tenants across 35 industry types as of December 31, 2021. We also own a 20% equity interest in, and provide various services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

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

Human Capital

As of December 31, 2021, we had thirty-nine full time employees. None of our employees are represented by a collective bargaining agreement.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional development of our employees and advancement based on merit. As of December 31, 2021, females constituted approximately 38% of our workforce and 39% of our managerial employees. We intend to continue utilizing a multifaceted recruiting, talent development, and internal promotion strategy to expand the diversity of our employee base across all roles and functions.

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

Item 1A. Risk Factors

The following risk factors and other information in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, should be carefully considered. The risks and uncertainties described below are not the only risks we face. In addition to the continuing effects of the COVID-19 pandemic and resulting national and global disruptions on our business as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of the risks discussed below. Additional risks and uncertainties not currently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following or other risks occur, our business financial condition, operating results, cash flows and distributions, as well as the market price of our securities, could be materially adversely affected.

Summary of Risk Factors

Risks Related to Our Business and Operations:

•	Our assets are concentrated in the industrial real estate sector, and our business could be materially and adversely affected by an economic downturn in that sector.
•	Our assets are geographically concentrated in two primary and ten secondary markets, which causes us to be especially susceptible to adverse developments in those markets.
•	Our assets are comprised entirely of industrial properties located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States, which subjects us to risks associated with concentrating the Company’s portfolio on such assets.
•	We are subject to risks associated with single tenant leases, and the default by one or more tenants could materially and adversely affect our results of operations and financial results.
•	We are subject to risks related to tenant concentration, which could materially adversely affect our cash flows, result of operations and financial condition.

Risks Associated with Our Indebtedness:

•	Debt service payments on our significant indebtedness may leave us with insufficient cash resources to operate our properties or pay dividends as current contemplated or necessary to maintain our REIT qualification.
•	Restrictive covenants in our debt instruments could restrict our operations and failure to comply with these restrictions could result in the acceleration of our debt.
•	Unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire.
•	Our existing loan agreements contain balloon payment obligations, which may materially and adversely affect our financial condition and our ability to make distributions.
•	Our existing loan agreements are secured by various properties within our portfolio or the equity of our property-owning subsidiaries, so a default under any of these loan documents could result in a loss of the secured properties.
•	Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
•	An increase in interest rates could adversely impact our financial condition, results of operations and cash flows.

Risks Related to the Real Estate Industry and the Broader Economy:

•	The illiquidity of real estate assets could significantly impede our ability to response to adverse changes in the performance of our properties and harm our financial results.
•	The ongoing COVID-19 pandemic or any unforeseen factor that emerges out of that pandemic or otherwise could materially adversely affect our results of operations and financial results.
•	Declining real estate valuations and impairment charges could materially adversely affect our financial condition and results of operations.
•	Adverse economic conditions and any dislocations in the credit markets could materially adversely affect our financial condition and results of operations.

Risks Related to Our Organizational Structure:

•	Our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategy.

•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of the holders of the partnership interests of our operating partnership.
•	Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer, or prevent a change of control transaction.
•	Our charter contains certain ownership limits with respect to our stock.
•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Risks Related to Our Status as a REIT:

•	Failure to maintain our qualification as a REIT would have significant adverse consequences to us.
•	If our operating partnership failed to qualify as a partnership or a disregarded entity for federal tax purposes, we would cease to qualify as a REIT.
•	To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

Risks Related to Our Business and Operations

Our portfolio is concentrated in the industrial real estate sector, and our business would be adversely affected by an economic downturn in that sector.

Our Company Portfolio is comprised entirely of industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties. This concentration may expose us to the risk of economic downturns in the industrial real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the market for industrial properties could have a material adverse effect on our results of operations, cash flows, financial condition and our ability to pay distributions to our stockholders.

Our portfolio is geographically concentrated in two primary and ten secondary markets, which causes us to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our wholly owned portfolio consists of holdings in the following markets (which accounted for the percentage of our total annualized rent indicated) as of December 31, 2021: Chicago (23.4%); Cleveland (12.8%); Indianapolis (12.0%); St. Louis (11.1%); Jacksonville (10.4%); Columbus (8.9%); Cincinnati (7.7%); Memphis (6.8%); Atlanta (4.4%); Boston (1.0%); Philadelphia (0.8%); and Kansas City (0.7%); This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. We cannot assure you that any of our target markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in our target markets. Any adverse economic or real estate developments in our target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

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

As of December 31, 2021, our top three tenants collectively comprised approximately 6.6% of our total annualized rent. As a result, our financial performance will be dependent, in large part, on the revenues generated from these significant tenants and, in turn, the financial condition of these tenants. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at our properties were to experience financial weakness or file bankruptcy, it could have a material adverse effect on our cash flows, results of operations and financial condition.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

Leases representing 14.6%, 10.5% and 19.4% of the rentable square footage of the industrial properties in our portfolio will expire in 2022, 2023 and 2024, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be adversely affected.

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

We have co-invested and may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we have not been and would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturers would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our company’s status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

Our total consolidated indebtedness as of December 31, 2021 consists of approximately $692.2 million of indebtedness. We may incur significant additional debt to finance future acquisition and development activities.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to phase out LIBOR by June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to U.S. dollar LIBOR (“USD LIBOR”) for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. Whether or not SOFR will attain market traction as a USD LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, the interest rates on our debt which is indexed to LIBOR will be determined using a different successor rate, which may adversely affect interest expense and may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD LIBOR were available in its current form. We are currently monitoring this activity and evaluating the related risks.

An increase in interest rates could adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes LIBOR or its replacement. Future increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward. At December 31, 2021, we had approximately $338 million in variable rate debt outstanding. If we are unable to enter into hedge agreements with respect to, or otherwise refinance, this indebtedness with acceptable terms, the ultimate impact of future interest rate increases could result in unanticipated reductions in our net operating income.

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

While the COVID-19 pandemic did not have a significant negative impact on our operations for the year ended December 31, 2021, a number of tenants requested rental deferral or rent abatement as a result of the pandemic. In response to such requests, during the year ended we entered into a limited number of rent deferrals, representing approximately 0.04% of our annualized base rent for the fiscal year.

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

From time to time, we may acquire properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We perform a Phase I environmental site assessment at any property we are considering acquiring. In connection with certain financing transactions our lenders have commissioned independent environmental consultants to conduct Phase I environmental site assessments on the properties in our portfolio. However, we have not always received copies of the Phase I environmental site assessment reports commissioned by our lenders and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. In addition, Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and recommended investigation and remediation of known or suspected contamination has not always been performed. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share trading price of, our stock.

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

As of December 31, 2021, we have 490,299 OP units outstanding, which were issued in connection with the acquisition of certain properties in our portfolio, and we may in the future, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

Moreover, we also depend on third parties to provide key information technology services such as payroll administration, financial information, lease and portfolio administration and electronic communications. The security measures employed by such third-party providers may prove to be ineffective at preventing breaches of their systems. A security breach or other significant disruption involving our IT related systems could disrupt the proper functioning of our systems; compromise the confidential information of our employees, tenants and vendors; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract or failure to safeguard personal information, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides certain information with respect to the Company Portfolio, as of December 31, 2021.

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Atlanta	11236 Harland Drive	Covington	GA	Warehouse/Distribution	1988	32,361	100%	$131,062	0.1%	$4.05
	1665 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	198,000	100%	$663,300	0.6%	$3.35
	1715 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	100,000	100%	$233,431	0.2%	$2.33
	32 Dart Road	Newnan	GA	Warehouse/Light Manufacturing	1988, 2014	194,800	100%	$564,924	0.5%	$2.90
	40 Pinyon Road	Covington	GA	Warehouse/Distribution	1997	60,148	100%	$309,556	0.3%	$5.15
	Peachtree City	Peachtree City	GA	Small Bay Industrial	1979-2013	295,693	93%	$1,510,728	1.2%	$5.52
	Peachtree City II	Peachtree City	GA	Small Bay Industrial	1989	117,000	99%	$895,839	0.7%	$7.74
	6739 New Calhoun Highway NE	Shannon	GA	Warehouse/Distribution	1981, 1996, 2017	320,000	100%	$966,400	0.8%	$3.02

Boston	56 Milliken	Portland	ME	Warehouse/Light Manufacturing	1966, 1995, 2005, 2013	200,625	100%	$1,140,878	1.0%	$5.69

Chicago	11351 W. 183rd	Orland Park	IL	Warehouse/Distribution	2000	18,768	100%	$201,756	0.2%	$10.75
	11601 Central	Alsip	IL	Warehouse/Distribution	1970	260,000	100%	$699,400	0.6%	$2.69
	11746 Austin Ave	Alsip	IL	Warehouse/Light Manufacturing	1970	162,714	100%	$765,614	0.6%	$4.71
	13040 South Pulaski	Alsip	IL	Warehouse/Distribution	1976	388,403	100%	$1,899,614	1.6%	$4.89
	1355 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1976, 1998	82,456	100%	$428,734	0.4%	$5.20
	13970 West Laurel	Lake Forest	IL	Small Bay Industrial	1990	70,196	100%	$339,249	0.3%	$4.83
	144 Tower Drive	Burr Ridge	IL	Warehouse/Distribution	1971, 1988, 2015	73,785	97%	$470,262	0.4%	$6.56
	1445 Greenleaf	Elk Grove Village	IL	Warehouse/Light Manufacturing	1968	150,000	84%	$709,703	0.6%	$5.63
	1600 Fleetwood	Elgin	IL	Warehouse/Distribution	1968, 2016	247,000	100%	$1,368,700	1.1%	$5.54
	16801 Exchange Avenue	Lansing	IL	Warehouse/Light Manufacturing	1987	455,886	100%	$1,632,807	1.4%	$3.58
	1717 West Harvester Road	Chicago	IL	Warehouse/Distribution	1970	465,940	100%	$1,675,855	1.4%	$3.60
	1750 South Lincoln	Freeport	IL	Warehouse/Distribution	2001	499,200	100%	$1,365,971	1.1%	$2.74
	1796 Sherwin	Des Plaines	IL	Warehouse/Distribution	1964	98,879	100%	$608,485	0.5%	$6.15
	1875 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1989	134,415	100%	$616,188	0.5%	$4.58
	189 Seeger Ave	Elk Grove	IL	Small Bay Industrial	1972	25,245	100%	$151,321	0.1%	$5.99
	2401 Commerce	Libertyville	IL	Small Bay Industrial	1994, 2009	78,574	100%	$642,619	0.5%	$8.18
	28160 North Keith	Lake Forest	IL	Small Bay Industrial	1989	77,924	100%	$376,597	0.3%	$4.83
	3 West College	Arlington Heights	IL	Warehouse/Light Manufacturing	1978, 2016	33,263	100%	$230,000	0.2%	$6.91
	350 Armory Drive	South Holland	IL	Warehouse/Light Manufacturing	1972	64,310	100%	$376,451	0.3%	$5.85
	3841 Swanson	Gurnee	IL	Small Bay Industrial	1978	99,625	100%	$453,660	0.4%	$4.55
	3940 Stern	St. Charles	IL	Warehouse/Light Manufacturing	1987	146,959	100%	$617,753	0.5%	$4.20
	4491 Mayflower Road	South Bend	IN	Warehouse/Distribution	2000	77,000	100%	$277,200	0.2%	$3.60
	4915 W 122nd	Alsip	IL	Small Bay Industrial	1972	153,368	100%	$895,025	0.7%	$5.84
	4955 Ameritech Drive	South Bend	IN	Warehouse/Distribution	2004	228,000	100%	$1,027,500	0.9%	$4.51
	5110 South 6th	Milwaukee	WI	Warehouse/Distribution	1972	58,500	100%	$210,893	0.2%	$3.61
	5502 W. Brick Road	South Bend	IN	Warehouse/Distribution	1998	101,450	100%	$346,959	0.2%	$3.42
	5681 Cleveland Road	South Bend	IN	Warehouse/Distribution	1994	62,550	100%	$213,921	0.2%	$3.42
	6000 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	148,091	100%	$598,041	0.5%	$4.04
	6035 West Gross Point Road	Niles	IL	Warehouse/Light Manufacturing	1956, 1985	149,474	100%	$597,896	0.5%	$4.00
	6510 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	306,552	0%	$—	0.0%	$—
	6558 West 73rd	Bedford Park	IL	Warehouse/Light Manufacturing	1975	301,000	100%	$1,581,721	1.3%	$5.25
	6751 Sayre	Bedford Park	IL	Warehouse/Light Manufacturing	1973	242,690	100%	$820,292	0.7%	$3.38
	7200 Mason	Bedford Park	IL	Warehouse/Light Manufacturing	1974	207,345	100%	$837,329	0.7%	$4.04
	7207 Mason Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	84,195	100%	$302,114	0.3%	$3.59
	7420 Meade Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	52,344	100%	$287,369	0.2%	$5.49
	1900 S. Batavia Ave	Geneva	IL	Warehouse/Distribution	1958, 1989, 2010	513,512	100%	$2,269,722	1.9%	$4.42
	5855 Carbonmill Road	South Bend	IN	Warehouse/Distribution	2002	198,000	100%	$861,300	0.7%	$4.35
	1301 Ridgeview Drive	McHenry	IL	Warehouse/Light Manufacturing	1995, 2020	218,064	100%	$886,612	0.7%	$4.07
	800 Church Street	Lake Zurich	IL	Warehouse/Distribution	1974, 2020	116,467	100%	$512,455	0.4%	$4.40

Cincinnati	11540-11630 Mosteller	Sharonville	OH	Warehouse/Light Manufacturing	1959	358,386	100%	$1,155,669	1.0%	$3.22
	2700 Kemper Road	Sharonville	OH	Small Bay Industrial	1990	85,718	100%	$599,966	0.5%	$7.00
	2800 Kemper Road	Sharonville	OH	Small Bay Industrial	1989	82,832	79%	$556,088	0.5%	$8.47
	4115 Thunderbird	Fairfield	OH	Warehouse/Distribution	1991	70,000	100%	$262,500	0.2%	$3.75
	Fisher Industrial Park	Fairfield	OH	Warehouse/Light Manufacturing	1946	1,191,640	94%	$3,364,416	2.8%	$3.00
	7585 Empire	Florence	KY	Warehouse/Light Manufacturing	1973	148,415	100%	$527,802	0.4%	$3.56
	Cornell Commerce Center	Blue Ash	OH	Small Bay Industrial	1976	165,521	100%	$1,042,250	0.9%	$6.30
	Fairfield Business Center	Fairfield	OH	Small Bay Industrial	1990	39,558	100%	$233,788	0.2%	$5.91
	2800 Howard Street	Sidney	OH	Warehouse/Light Manufacturing	2016	480,000	100%	$1,440,000	1.2%	$3.00

Cleveland	1200 Chester Industrial Parkway N	Avon	OH	Warehouse/Distribution	2007, 2009	207,160	100%	$921,862	0.8%	$4.45
	1200 Chester Industrial Parkway S	Avon	OH	Warehouse/Light Manufacturing	1991	90,628	100%	$441,200	0.4%	$4.87
	1350 Moore Road	Avon	OH	Warehouse/Distribution	1997	109,075	95%	$436,000	0.4%	$4.23
	1366 Commerce Drive	Stow	OH	Warehouse/Distribution	1960	216,000	93%	$650,000	0.5%	$3.25
	14801 County Rd 212	Findlay	OH	Warehouse/Distribution	1998	405,000	100%	$1,485,342	1.2%	$3.67
	1755 Enterprise	Twinsburg	OH	Warehouse/Light Manufacturing	1978, 2005	255,570	98%	$1,309,735	1.1%	$5.21
	2100 International Parkway	Canton	OH	Warehouse/Light Manufacturing	2000	274,464	100%	$1,303,704	1.1%	$4.75
	2210 International Parkway	Canton	OH	Warehouse/Distribution	2001	350,000	100%	$1,491,000	1.2%	$4.26
	30339 Diamond Parkway	Glenwillow	OH	Warehouse/Distribution	2007	400,184	100%	$2,152,449	1.8%	$5.38
	31000 Viking Parkway	Westlake	OH	Small Bay Industrial	1998	100,150	100%	$637,829	0.5%	$6.37
	Gilchrist Road I	Mogadore	OH	Warehouse/Distribution	1961-1978	209,592	100%	$800,877	0.6%	$3.82
	Gilchrist Road II	Mogadore	OH	Warehouse/Distribution	1991-1994	473,046	100%	$1,623,536	1.3%	$3.43
	Gilchrist Road III	Mogadore	OH	Warehouse/Distribution	1994, 1998	335,521	92%	$1,150,965	1.0%	$3.73
	4211 Shuffel Street NW	Canton	OH	Warehouse/Light Manufacturing	1994	255,000	100%	$1,020,000	0.9%	$4.00

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Columbus	100 Paragon Parkway	Mansfield	OH	Warehouse/Distribution	1995	314,736	100%	$975,000	0.8%	$3.10
	1650-1654 Williams Road	Columbus	OH	Warehouse/Distribution	1973, 1974, 1975	772,450	100%	$2,211,524	1.8%	$2.86
	2120-2138 New World	Columbus	OH	Warehouse/Distribution	1971	121,200	100%	$347,988	0.3%	$2.87
	3100 Creekside	Lockbourne	OH	Warehouse/Distribution	2000	340,000	96%	$1,279,702	1.1%	$3.94
	3500 Southwest	Grove City	OH	Warehouse/Distribution	1992, 2018	527,127	100%	$1,475,956	1.2%	$2.80
	7001 Americana	Reynoldsburg	OH	Warehouse/Distribution	1986, 2007, 2012	54,100	100%	$200,711	0.2%	$3.71
	8273 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1996, 2007	77,271	100%	$388,094	0.3%	$5.02
	8288 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1988	300,000	100%	$1,014,390	0.8%	$3.38
	Graphics Way	Lewis Center	OH	Small Bay Industrial	2000	73,426	100%	$444,653	0.4%	$6.06
	Orange Point	Lewis Center	OH	Small Bay Industrial	2001	143,863	94%	$676,814	0.6%	$4.99
	1520 Experiment Farm Road	Troy	OH	Warehouse/Light Manufacturing	1997	160,000	100%	$712,000	0.6%	$4.45
	2180 Corporate Drive	Troy	OH	Warehouse/Light Manufacturing	1996	160,000	100%	$697,484	0.6%	$4.36
	952 Dorset Road	Troy	OH	Small Bay Industrial	1988, 1999	76,800	100%	$267,920	0.2%	$3.49

Indianapolis	2900 Shadeland	Indianapolis	IN	Warehouse/Distribution	1957, 2001, 2004	933,439	99%	$2,868,646	2.4%	$3.11
	3035 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1962, 2004	562,497	91%	$1,684,668	1.4%	$3.30
	3169 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1979, 1993	44,374	95%	$206,418	0.2%	$4.92
	3333 N. Franklin Road	Indianapolis	IN	Warehouse/Distribution	1967	276,240	100%	$1,005,900	0.8%	$3.64
	6555 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1969, 1997	314,775	98%	$1,392,559	1.2%	$4.51
	6575 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	60,000	100%	$312,000	0.3%	$5.20
	6585 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	100,000	100%	$379,906	0.3%	$3.80
	6635 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	99,877	100%	$564,703	0.5%	$5.65
	6701 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1990	7,820	100%	$82,500	0.1%	$10.55
	6737 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	87,500	100%	$465,325	0.4%	$5.32
	6751 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1997	100,000	100%	$480,333	0.4%	$4.80
	6951 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	44,000	100%	$197,493	0.2%	$4.49
	7901 W. 21st Street	Indianapolis	IN	Warehouse/Distribution	1985, 1994	353,000	100%	$1,218,400	1.0%	$3.45
	Sam Jones	Indianapolis	IN	Warehouse/Light Manufacturing	1970	484,879	100%	$1,365,238	1.1%	$2.82
	3701 David Howarth Drive	Lafayette	IN	Warehouse/Distribution	2008, 2019	294,730	100%	$1,738,764	1.5%	$5.90
	7750 Georgetown Road	Indianapolis	IN	Warehouse/Distribution	2006	102,934	100%	$468,350	0.4%	$4.55

Jacksonville	265 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988, 1999	187,205	100%	$327,795	0.3%	$1.75
	338 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1996, 2001	309,084	100%	$932,556	0.8%	$3.02
	430 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988	47,599	100%	$164,118	0.1%	$3.45
	Center Point Business Park	Jacksonville	FL	Small Bay Industrial	1990-1997	537,800	100%	$3,798,739	3.2%	$7.06
	Liberty Business Park	Jacksonville	FL	Small Bay Industrial	1996-1999	426,916	91%	$3,562,494	3.0%	$9.19
	Salisbury Business Park	Jacksonville	FL	Small Bay Industrial	2001-2012	168,800	100%	$1,677,142	1.4%	$9.94
	8451 Western Way	Jacksonville	FL	Warehouse/Light Manufacturing	1968, 1975, 1987	288,750	100%	$2,049,689	1.7%	$7.13

Kansas City	5450 Deramus Avenue	Kansas City	MO	Warehouse/Light Manufacturing	1976	221,911	100%	$789,432	0.7%	$3.56

Memphis	210 American	Jackson	TN	Warehouse/Distribution	1967, 1981, 2012	638,400	100%	$1,432,570	1.2%	$2.24
	Airport Business Park	Memphis	TN	Small Bay Industrial	1985-1989	235,071	62%	$2,179,323	1.8%	$14.95
	Knight Road	Memphis	TN	Warehouse/Distribution	1986	131,904	100%	$347,097	0.3%	$2.63
	South Park	Memphis	TN	Warehouse/Distribution	1991, 2005	566,281	100%	$1,819,461	1.5%	$3.21
	Shelby Distribution	Memphis	TN	Warehouse/Distribution	1989	202,303	90%	$542,729	0.4%	$3.00
	6290 Shelby View Drive	Memphis	TN	Warehouse/Distribution	1999, 2003	74,665	100%	$367,579	0.3%	$4.92
	2950 Brother Boulevard	Bartlett	TN	Warehouse/Distribution	1987, 2019	232,375	87%	$822,039	0.7%	$4.08
	1700-1710 Dunn Avenue	Memphis	TN	Warehouse/Distribution	1957-1959, 1963, 1973	316,935	100%	$589,442	0.5%	$1.86

Philadelphia	4 East Stow	Marlton	NJ	Warehouse/Distribution	1986	156,634	100%	$952,971	0.8%	$6.10

St. Louis	St. Louis Commerce Center	St. Louis	MO	Warehouse/Distribution	1999-2001	487,150	100%	$2,011,613	1.7%	$4.13
	Grissom Drive	St. Louis	MO	Warehouse/Light Manufacturing	1970	79,258	100%	$282,159	0.2%	$3.56
	Metro St Louis	Maryland Heights	MO	Warehouse/Light Manufacturing	1979	59,055	100%	$309,985	0.3%	$5.25
	Phantom Drive	Hazelwood	MO	Warehouse/Distribution	1971	129,000	97%	$526,822	0.4%	$4.20
	160-275 Corporate Woods Place	Bridgeton	MO	Warehouse/Distribution	1990	155,434	100%	$590,156	0.5%	$3.80
	9150 Latty Avenue	Berkeley	MO	Warehouse/Distribution	1965, 2018	142,364	100%	$640,638	0.5%	$4.50
	3919 Lakeview Corporate Drive	Edwardsville	IL	Warehouse/Distribution	2019	769,500	100%	$3,385,800	2.8%	$4.40
	4848 Park 370 Boulevard	Hazelwood	MO	Warehouse/Light Manufacturing	2006	76,092	100%	$438,933	0.4%	$5.77
	3051 Gateway	Edwardsville	IL	Warehouse/Light Manufacturing	2016	521,171	100%	$2,058,625	1.7%	$3.95
	349 Gateway	Edwardsville	IL	Warehouse/Light Manufacturing	2016	624,159	100%	$2,265,697	1.9%	$3.63
	11646 Lakeside Crossing	St. Louis	MO	Warehouse/Distribution	2005	100,021	100%	$748,492	0.6%	$7.48
Existing Portfolio – Industrial Properties						29,547,106	97.4%	$119,917,719	100%	$4.17

_______________

(1)	Property listing includes all wholly owned properties as of December 31, 2021 and does not include properties held by unconsolidated joint ventures.
(2)	Renovation means significant upgrades, alterations, or additions to building areas, interiors, exteriors and/or systems.
(3)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2021, by 12.
(4)	Represents the percentage of total annualized rent for properties owned as of December 31, 2021.
(5)	Calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2021, by 12, and then dividing by leased square feet for such property as of December 31, 2021.

As of December 31, 2021, 57 of our 128 properties were encumbered by mortgage indebtedness totaling $354,239, excluding unamortized deferred financing fees and debt issuance costs. See Note 7 in the accompanying Notes to the Consolidated Financial Statements for additional information.

Functionality Diversification

The following tables set forth information relating to functionality diversification by building type based on total square footage and annualized rent as of December 31, 2021.

Property Type	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Warehouse/Distribution	73	97.2%	17,883,108	60.6%	$65,047,523	54.3%	$3.74
Warehouse/Light Manufacturing	35	98.9%	8,609,918	29.1%	$33,928,153	28.3%	$3.99
Small Bay Industrial (1)	20	94.2%	3,054,080	10.3%	$20,942,043	17.4%	$7.28
Total Company Portfolio	128	97.4%	29,547,106	100%	$119,917,719	100%	$4.17

______________

(1)	Small bay industrial is inclusive of flex space totaling 327,081 rentable square feet and annualized base rent of $4,497,215.

Geographic Diversification

The following tables set forth information relating to geographic diversification of the Company Portfolio by market based on total annualized rent as of December 31, 2021.

Market	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent
Chicago	39	95.1%	6,852,144	23.1%	$28,157,087	23.4%
Indianapolis	16	98.2%	3,866,065	13.0%	14,431,204	12.0%
Cleveland	14	98.6%	3,681,390	12.5%	15,424,500	12.8%
Columbus	13	99.3%	3,120,973	10.6%	10,692,236	8.9%
St. Louis	11	99.9%	3,143,204	10.6%	13,258,920	11.1%
Cincinnati	9	96.7%	2,622,070	8.9%	9,182,479	7.7%
Memphis	8	94.1%	2,397,934	8.1%	8,100,240	6.8%
Atlanta	8	98.2%	1,318,002	4.5%	5,275,240	4.4%
Jacksonville	7	97.9%	1,966,154	6.7%	12,512,532	10.4%
Kansas City	1	100.0%	221,911	0.8%	789,432	0.7%
Boston	1	100.0%	200,625	0.7%	1,140,878	1.0%
Philadelphia	1	99.8%	156,634	0.5%	952,971	0.8%
Total Company Portfolio	128	97.4%	29,547,106	100%	$119,917,719	100%

Industry Diversification

The following tables set forth information relating to tenant diversification of the Company Leased Portfolio by industry based on total square feet occupied and annualized rent as of December 31, 2021.

Industry	Total Leased Square Feet	Number of Leases	Percentage of Leased Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Logistics & Transportation	8,408,056	75	29.2%	$32,947,314	27.5%	$3.92
Home & Garden	1,646,180	14	5.7%	$5,289,227	4.4%	$3.21
Food & Beverage	1,398,717	20	4.9%	$6,373,983	5.3%	$4.56
Cardboard and Packaging	1,338,266	15	4.7%	$5,034,406	4.2%	$3.76
Construction	1,354,865	31	4.7%	$5,627,073	4.7%	$4.15
Printing	1,436,505	11	5.0%	$4,873,475	4.1%	$3.39
Automotive	2,014,964	24	7.0%	$8,111,580	6.8%	$4.03
Wholesale/Retail	1,359,691	26	4.7%	$5,768,452	4.8%	$4.24
Light Manufacturing	1,160,756	11	4.0%	$3,951,911	3.3%	$3.40
Education	926,896	9	3.2%	$4,360,748	3.6%	$4.70
Other Industries	7,727,740	199	26.9%	$37,579,550	31.3%	$4.86
Total Company Portfolio	28,772,636	435	100%	$119,917,719	100%	$4.17

Tenants

The following table sets forth information about the ten largest tenants in our Company Portfolio based on total annualized rent as of December 31, 2021.

Tenant	Market	Industry	# of Leases	Total Leased Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Total Annualized Rent
FedEx Supply Chain, Inc.	St. Louis	Logistics & Transportation	1	769,500	7/31/2024	$4.40	$3,385,800	2.8%
Houghton Mifflin Harcourt Company	Chicago	Education	1	513,512	3/31/2026	$4.42	$2,269,723	1.9%
Geodis Logistics, LLC	St. Louis	Logistics & Transportation	1	624,159	8/31/2022	$3.63	$2,265,697	1.9%
ODW Logistics, Inc.	Columbus	Logistics & Transportation	1	772,450	6/30/2025	$2.86	$2,211,524	1.8%
Archway Marketing Holdings, Inc.	Chicago	Logistics & Transportation	3	503,000	3/31/2026	$4.30	$2,164,500	1.8%
Schenker, Inc.	St. Louis	Logistics & Transportation	1	521,171	9/30/2022	$3.95	$2,058,625	1.7%
Balta US, Inc.	Jacksonville	Home & Garden	2	629,084	12/31/2028	$3.02	$1,898,956	1.6%
Communications Test Design, Inc.	Memphis	Logistics & Transportation	2	566,281	12/31/2024	$3.21	$1,819,461	1.5%
ASW Supply Chain Services, LLC	Cleveland	Logistics & Transportation	4	532,437	11/30/2027	$3.40	$1,810,285	1.5%
Pactiv Corporation	Chicago	Food & Beverage	3	439,631	8/31/2023	$3.95	$1,737,484	1.4%
Ten Largest Tenants by Annualized Rent			19	5,871,225		$3.68	$21,622,055	17.9%
All Other			416	22,901,411		$4.29	$98,295,664	82.1%
Total Company Portfolio			435	28,772,636		$4.17	$119,917,719	100%

Lease Overview

Triple-net lease: In our triple-net leases, the tenant is responsible for all aspects of, and costs related to, the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure, or certain building systems, such as heating and air conditioning and fire suppression. As of December 31, 2021, there were 322 triple-net leases in the Company Portfolio, representing approximately 74.2% of our total annualized base rent.

Modified net lease: In our modified net leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant. As of December 31, 2021, there were 51 modified net leases in the Company Portfolio, representing approximately 12.9% of our total annualized base rent.

Gross lease: In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. As of December 31, 2021, there were 62 gross leases in the Company Portfolio, representing approximately 12.9% of the annualized base rent.

Lease Expirations

As of December 31, 2021, the weighted average in-place remaining lease term of the Company Portfolio was 3.7 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2021, plus available space, for each of the ten full calendar years commencing December 31, 2021, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Expiration	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (2)	Annualized Base Rent per Square Foot (3)
Available	774,470	2.6%	$—	—	$—
2022	4,206,186	14.2%	$17,479,067	14.6%	$4.16
2023	3,158,702	10.7%	$12,603,138	10.5%	$3.99
2024	5,568,798	18.8%	$23,247,802	19.3%	$4.17
2025	5,060,165	17.1%	$20,383,938	17.0%	$4.03
2026	3,249,850	11.0%	$14,896,127	12.4%	$4.58
2027	2,744,489	9.3%	$11,466,909	9.6%	$4.18
2028	1,168,993	4.0%	$6,214,737	5.2%	$5.32
2029	1,595,848	5.4%	$6,139,029	5.1%	$3.85
2030	293,892	1.0%	$1,403,786	1.2%	$4.78
2031	794,242	2.7%	$2,372,925	2.0%	$2.99
Thereafter	931,471	3.2%	$3,710,261	3.1%	$3.98
Total Company Portfolio	29,547,106	100%	$119,917,719	100%	$4.17

____________________

(1)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2021, by 12.
(2)	Calculated as annualized base rent set forth in this table divided by total annualized base rent for the Company Portfolio as of December 31, 2021.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2021.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 18, 2022, we had 36,543,219 shares of common stock outstanding held of record by a total of approximately 136 stockholders; however, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of stockholders is based on the records of Continental Stock Transfer & Trust, which serves as our transfer agent.

Market Information

Our common stock is traded on the NYSE under the symbol “PLYM.” On December 31, 2021, the closing price of our common stock, as reported on the NYSE, was $32.00.

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

As of December 31, 2021, the total shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	227,356	(1)	n/a	389,873
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

___________________

(1)	Consists of restricted stock awards granted to executive officers and certain employees.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2021 and 2020.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties. The Company Portfolio consists of 128 industrial properties located in eleven states with an aggregate of approximately 29.5 million rentable square feet leased to 395 different tenants.

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

Impact of COVID-19

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our operating results at this time, the following discussion provides certain information regarding the impacts of the COVID-19 pandemic on our business and an overview of management’s efforts to respond to anticipated impacts. While our results for the year ended December 31, 2021 were in line with our expectations, the COVID-19 pandemic and the significant and wide-ranging efforts of international, federal, state and local public health and governmental authorities in regions across the United States and the world to combat the spread of the virus, including substantial restrictions on the daily activities of individuals and the operations of many businesses, have significantly reduced economic activity throughout the country and increased volatility in the financial markets, which could negatively impact our results of operations in future periods.

As a result of the uncertainty surrounding the economic environment, we expect that such statistical and other information provided below will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for future periods.

•	As of December 31, 2021, we have collected approximately 99.7% of recurring base rents and tenant recoveries billed for the fourth quarter of 2021; however, collections to-date may not be indicative of collections in any future period.

In an effort to stabilize our operations and attempt to manage the impact of COVID-19, we have taken a number of proactive measures to maintain the strength of our business, including the following:

•	The health and safety of our employees and their families is a top priority. We have adapted our operations to protect employees, including by implementing a work from home policy, and our systems have enabled our team to work seamlessly.

•	We are in frequent communication with our tenants, and we are assisting them in identifying state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•	We have approximately $38.2 million in cash and cash equivalents and approximately $162 million available on our line of credit as of December 31, 2021, to address near-term working capital and other liquidity needs.

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. The Company Portfolio was approximately 97.4% and 96.4% occupied as of December 31, 2021, and 2020, respectively. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2022, through to December 31, 2023, an aggregate of 25.1% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2021.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Year Ended December 31, 2021
	Renewals	2,487,589	49.3%	$4.25	$4.50	5.9%	$0.19	$0.10
	New Leases	2,557,312	50.7%	$3.76	$4.40	17.0%	$0.23	$0.22
	Total	5,044,901	100%	$4.00	$4.45	11.1%	$0.21	$0.16

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting, and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of December 31, 2021, during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012, and we believe that our organization and method of operation enable us to continue to meet the requirements for qualification and taxation as a REIT. We had no taxable income prior to electing REIT status. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain, and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless we are able to obtain relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders.

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

For the years ended December 31, 2021, and 2020, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, or held for development or repurposing during the period from January 1, 2020 through December 31, 2021.

Year Ended December 31, 2021, Compared to December 31, 2020

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Year ended December 31,		Change		Year ended December 31,		Change		Year ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%	2021	2020	$	%
Revenue:
Rental revenue	$98,416	$95,352	$3,064	3.2%	$41,854	$14,484	$27,370	189.0%	$140,270	$109,836	$30,434	27.7%
Management fee revenue and other income	—	—	—	—	348	15	333	2220.0%	348	15	333	2220.0%
Total revenues	98,416	95,352	3,064	3.2%	42,202	14,499	27,703	191.1%	140,618	109,851	30,767	28.0%

Property expenses	37,626	33,879	3,747	11.1%	10,010	4,280	5,730	133.9%	47,636	38,159	9,477	24.8%
Depreciation and amortization									70,642	56,428	14,214	25.2%
General and administrative									12,920	10,362	2,558	24.7%
Total operating expenses									131,198	104,949	26,249	25.0%

Other income (expense):
Interest expense									(19,968)	(18,931)	(1,037)	5.5%
Impairment on real estate lease									—	(311)	311	(100%	)
Earnings (loss) in investment of unconsolidated joint venture									(850)	(19)	(831)	4,373.7%
Loss on extinguishment of debt									(523)	—	(523)	—
Gain on sale of real estate									1,775	—	1,775	—
Unrealized (appreciation) depreciation of warrants									(5,121)	(103)	(5,018)	4,871.8%
Total other income (expense)									(24,687)	(19,364)	(5,323)	27.5%

Net loss									$(15,267)	$(14,462)	$(805)	5.6%

Rental revenue: Rental revenue increased $30,434 to $140,270 for the year ended December 31, 2021 as compared to $109,836 for the year ended December 31, 2020. The increase was primarily related to a net increase in rental revenue from acquisitions, dispositions and other of $27,370 and an increase of $3,064 from same store properties primarily due to scheduled rent steps, leasing activities, and tenant reimbursements for the year ended December 31, 2021.

Management fee revenue: Management fee revenue and other income represents management fee income earned from the unconsolidated joint venture and other miscellaneous income.

Property expenses: Property expenses increased $9,477 for the year ended December 31, 2021 to $47,636 as compared to $38,159 for the year ended December 31, 2020 primarily due to a net increase in expenses related to acquisitions and dispositions of $5,730. Property expenses for the same store properties increased approximately $3,747 primarily due to an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $14,214 to approximately $70,642 for the year ended December 31, 2021 as compared to $56,428 for the year ended December 31, 2020, primarily due to a net increase from acquisitions and dispositions of $19,608 and a decrease of $5,394 for the same store properties due to the full depreciation and amortization of certain assets.

General and administrative: General and administrative expenses increased approximately $2,558 to $12,920 for the year ended December 31, 2021 as compared to $10,362 for the year ended December 31, 2020. The increase is attributable primarily to a net increase in payroll expense of $1,484 due to increased head count and compensation increases, an increase in professional fees of $270, an increase in non-cash stock compensation of $119, offset by a decrease of $483 due to non-cash rent expense from the straight lining of rents.

Interest expense: Interest expense increased by approximately $1,037 to $19,968 for the year ended December 31, 2021 as compared to $18,931 for the year ended December 31, 2020. The increase is primarily due to additional borrowings associated with our acquisition activity, partially offset by lower interest rates on our line of credit and term loan facility. The schedule below is a comparative analysis of the components of interest expense for the years ended December 31, 2021 and 2020.

(In thousands)	Year Ended December 31,
	2021	2020

Changes in accrued interest	$191	$148
Amortization of debt related costs	1,605	1,467
Total change in accrued interest and amortization of debt related costs	1,796	1,615
Cash interest paid	18,172	17,316
Total interest expense	$19,968	$18,931

Impairment on real estate lease: Change in impairment on real estate lease represents a non-cash impairment against the carrying value of the right of use asset associated with the primary lease of our prior headquarters as discussed in Note 6 to the financial statements.

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents our share of earnings/(losses) related to our investment in an unconsolidated joint venture.

Loss on extinguishment of debt: Loss on extinguishment of debt of $523 for the year ended December 31, 2021 was due to the partial repayment of the Transamerica Loan.

Gain on sale of real estate: Gain on sale of real estate of $1,775 represents the gain realized on the sale of real estate for the year ended December 31, 2021. There were no sales of real estate during the year ended December 31, 2020.

Unrealized (appreciation)/depreciation of warrants: Unrealized (appreciation)/depreciation of warrants represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment of $5,121 for the year ended December 31, 2021 and $103 for the year ended December 31, 2020 was due to an increase in the common stock warrant liability during 2021 and 2020 as discussed in Note 8 to the financial statements.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Year Ended December 31,
	2021	2020
NOI:
Net loss	$(15,267)	$(14,462)
General and administrative	12,920	10,362
Depreciation and amortization	70,642	56,428
Interest expense	19,968	18,931
Impairment on real estate lease	—	311
Gain on sale of real estate	(1,775)	—
Unrealized appreciation (depreciation) of warrants	5,121	103
Loss on extinguishment of debt	523	—
(Earnings) loss in investment of unconsolidated joint venture	850	19
Management fee revenue and other income	(348)	(15)
NOI	$92,634	$71,677

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss), computed in accordance with GAAP, before interest expense, tax, depreciation and amortization, gains or losses on the sale of rental property, unrealized appreciation/(depreciation) of warrants, loss on impairments, and loss on extinguishment of debt. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net loss to EBITDAre for the periods presented:

(In thousands)	Year Ended December 31,
	2021	2020
EBITDAre:
Net loss	$(15,267)	$(14,462)
Depreciation and amortization	70,642	56,428
Interest expense	19,968	18,931
Unrealized appreciation (depreciation) of warrants	5,121	103
Gain on sale of real estate	(1,775)	—
Loss on extinguishment of debt	523	—
EBITDAre	$79,212	$61,000

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

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	Year Ended December 31,
	2021	2020
FFO:
Net loss	$(15,267)	$(14,462)
Gain on sale of real estate	(1,775)	—
Depreciation and amortization	70,642	56,428
Depreciation and amortization from unconsolidated joint venture	1,539	64
FFO	$55,139	$42,030
Preferred stock dividends	(6,608)	(6,444)
Unrealized appreciation (depreciation) of warrants	5,121	103
Loss on extinguishment of debt	523	—
Impairment on real estate lease	—	311
Core FFO	$54,175	$36,000

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Year Ended December 31,
	2021	2020
AFFO:
Core FFO	$54,175	$36,000
Amortization of debt related costs	1,605	1,467
Non-cash interest expense	191	148
Stock compensation	1,559	1,439
Straight line rent	(3,700)	(1,963)
Above/below market lease rents	(2,096)	(2,075)
Recurring capital expenditure (1)	(8,767)	(3,263)
AFFO:	$42,967	$31,753

_______________

(1)	Excludes non-recurring capital expenditures of $22,547 and $5,427 for the years ended December 31, 2021 and 2020, respectively.

Cash Flow

A summary of our cash flows for the years ended December 31, 2021 and 2020 are as follows:

(In thousands)	Year Ended
	2021	2020
Net cash provided by operating activities	$57,940	$41,745
Net cash used in investing activities	$(356,080)	$(259,118)
Net cash provided by financing activities	$309,460	$227,029

Operating activities: Net cash provided by operating activities for the year ended December 31, 2021 increased approximately $16,195 compared to the year ended December 31, 2020. The increase was primarily attributable to incremental operating cash flows from acquisitions completed during 2021 and same store properties.

Investing activities: Net cash used in investing activities for the year ended December 31, 2021 increased approximately $96,962 compared to the year ended December 31, 2020 primarily due to property acquisitions completed during 2021 totaling $337,030 as opposed to $246,353 during 2020, an increase in capital expenditures of $19,245, offset by a decrease in investments in a joint venture of $6,702 and proceeds from the sale of real estate property and land parcel of $6,258 during 2021. There were no sales of real estate property during 2020.

Financing activities: Net cash provided by financing activities for the year ended December 31, 2021 increased approximately $82,431 compared to the year ended December 31, 2020. The change was predominantly driven by an increase of $76,878 in net proceeds from the issuance of common stock, secured and unsecured debt and the line of credit, and a decrease in debt issuance costs and repurchase and extinguishment of Series A Preferred stock of $11,321, offset by an increase of $5,768 in dividends paid.

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

As of December 31, 2021, we had available liquidity of approximately $200.2 million, comprised of $38.2 million in cash and cash equivalents and $162 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Variable Interest Rates

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our borrowing under line of credit and unsecured KeyBank Term Loan, which bear interest at a variable rate.

At December 31, 2021, we had $338,000 of outstanding variable rate debt, which was subject to a weighted average interest rate of 1.61% as of December 31, 2021. Based on the variable rate borrowings outstanding during the year ended December 31, 2021, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the year ended December 31, 2021, our interest expense for the year would have increased by approximately $566. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Existing Indebtedness as of December 31, 2021

The following is a schedule of our indebtedness as of December 31, 2021 ($ in thousands):

Loan	Outstanding Balance	Interest rate at December 31, 2021	Final Maturity Date
Secured debt:
AIG Loan	$114,477	4.08%	November 1, 2023
Transamerica Loan	68,709	4.35%	August 1, 2028
Allianz Loan	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,453	3.78%	May 1, 2028
JPMorgan Chase Loan	13,205	5.23%	January 1, 2027
Lincoln Life Gateway Mortgage(4)	28,800	3.43%	January 1, 2028
Ohio National Life Mortgage	19,660	4.14%	August 1, 2024
Nationwide Loan	15,000	2.97%	October 1, 2027
Midland National Life Insurance Mortgage(3)	10,820	3.50%	March 10, 2028
Total secured debt	354,239
Unamortized debt issuance costs, net	(2,861)
Unamortized premium/(discount), net	697
Secured debt, net	352,075
Unsecured debt:
$100m KeyBank Term Loan (1)	100,000	1.60%(2)	August 11, 2026
$200m KeyBank Term Loan (1)	200,000	1.60%(2)	February 11, 2027
Total unsecured debt	300,000
Unamortized debt issuance costs, net	(2,160)
Unsecured debt, net	297,840

Unsecured revolving line of credit:
KeyBank unsecured line of credit	38,000	1.65%(2)	August 11, 2025
Borrowings under line of credit, net	$38,000

________________________

(1)	On August 11, 2021, the Company entered into a combined $500 million unsecured credit facility, which is comprised of an amended $200 million revolving credit facility (the “KeyBank unsecured line of credit”), an amended $100 million term loan (the “$100m KeyBank unsecured term loan”), and a new $200 million term loan (“the $200m KeyBank unsecured term loan”). The combined unsecured credit facility has an accordion feature enabling the Company to increase the total borrowing capacity under the credit facility up to an aggregate of $1 billion, subject to certain conditions. The amended KeyBank unsecured line of credit matures in August 2025 and has two, six-month extension options, subject to certain conditions, the amended $100m KeyBank unsecured term loan matures in August 2026, and the new $200m KeyBank unsecured term loan matures in February 2027. Amounts outstanding under the KeyBank unsecured line of credit bear interest at LIBOR plus a margin between 135 to 190 basis points with no LIBOR floor and amounts outstanding under the $100m KeyBank unsecured term loan and $200m KeyBank unsecured term loan term facilities bear interest at LIBOR plus a margin between 130 and 185 basis points, in either case depending on the Company’s leverage.
(2)	The 1-month LIBOR rate as of December 31, 2021 was 0.10%. The spread over the applicable rate for the $100m and $200m KeyBank unsecured term loans and the KeyBank unsecured line of credit is based on the Company’s total leverage ratio.

(3)	On August 12, 2021, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Midland Mortgage”) with a balance of $10,820 as part of our acquisition of the property in Chicago, Illinois. The Midland Mortgage, held by Midland National Life Insurance Company, matures on March 10, 2028, bears interest at 3.5% and is secured by the property. The Midland Mortgage requires monthly installments of interest only through March 10, 2023 and afterwards, monthly installments of principal plus accrued interest through March 10, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.
(4)	On October 7, 2021, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Lincoln Life Gateway Mortgage”) with a balance of $28,800 as part of our acquisition of the property in St. Louis, Missouri. The Lincoln Life Gateway Mortgage, held by Lincoln National Life Insurance Company, matures on January 1, 2028, bears interest at 3.43% and is secured by the property. The Lincoln Life Gateway Mortgage requires monthly installments of interest only through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

Stock Issuances

Universal Shelf S-3 Registration Statement ($ in thousands)

On August 28, 2020, the Company completed a follow-on public offering of 8,625,000 shares of common stock, including 1,125,000 shares of common stock issued upon exercise of the underwriters’ overallotment option, at $12.85 per share resulting in net proceeds of approximately $104,420.

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of December 31, 2021, the Company has $642,924 available for issuance under the 2021 $750 Million S-3 Filing.

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

On November 9, 2021, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, Barclays Capital Inc., Berenberg Capital Markets LLC, BMO Capital Markets Corp., Capital One Securities Inc., JMP Securities LLC, J.P. Morgan Securities, LLC, National Securities Corporation, Wedbush Securities Inc and Wells Fargo Securities pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $200,000 through an “at-the-market” equity offering program (the “2021 $200 Million ATM Program”).

For the year ending December 31, 2021, the Company has issued 10,524,731 shares of its common stock under the 2020 $100 Million ATM Program, 2021 $125 Million ATM Program, 2021 Amended ATM Program, and the 2021 $200 Million ATM Program for aggregate net proceeds of approximately $212,033. The Company has approximately $154,702 available for issuance under the 2021 $200 Million ATM Program.

Contractual Obligations and Commitments

The following table sets forth our obligations and commitments as of December 31, 2021:

(in thousands)	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Principal payments - secured debt	$354,239	$6,054	$115,815	$22,280	$4,041	$61,796	$144,253
Principal payments - unsecured debt	300,000	—	—	—	—	100,000	200,000
Principal payments - borrowings under line of credit	38,000	—	—	—	38,000	—	—
Interest payments - secured debt	66,747	14,218	13,575	9,016	8,349	6,604	14,985
Interest payments - unsecured debt (1)	24,000	4,800	4,800	4,800	4,800	4,267	533
Interest payments - borrowings under line of credit (1)	2,299	627	627	627	418	—	—
Office Leases	8,457	1,249	1,274	1,243	857	764	3,070
Ground Leases (2)	8,768	192	192	192	207	207	7,778
Total Contractual Obligations	$802,510	$27,140	$136,283	$38,158	$56,672	$173,638	$370,619

____________________

(1)  Variable rate interest payments are calculated using the December 31, 2021 interest rate of 1.60% on the unsecured debt and 1.65% on the borrowings under line of credit.

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

Off-Balance Sheet Arrangements

At December 31, 2021, we have an investment in an unconsolidated joint venture with our ownership percentage at 20%. We exercise significant influence over, but do not control, the entity. As a result, we account for this using the equity method of accounting. The aggregate carrying amount of non-recourse debt including both our and our partners’ share incurred by the joint venture was approximately $56,000 (of which our proportionate share is approximately $11,200). The table below summarizes the outstanding debt of the joint venture properties at December 31, 2021.

	Venture Ownership %	Stated Interest Rate	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Memphis Industrial Portfolio	20%	3.15%	$ 56,000	$ (542)	$ 55,458	$ 11,091	1/1/2028

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

Interest Rate Risk

ASC 815, Derivatives and Hedging (formerly known as SFAS No. 133, Accounting for Derivative Instruments and hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities), requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 31, 2021, the Company has no derivative or hedging contracts. Subsequent to December 31, 2021, the Company entered into 2 interest rate swap agreements as outlined in Note 15 to our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021 because of the material weakness in our internal control over financial reporting, as described below.

Notwithstanding the material weakness, the Company has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of Plymouth Industrial REIT, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that we did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications. This control deficiency did not result in a misstatement of the Company’s annual or interim consolidated financial statements. However, this control deficiency could result in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected. Therefore, management has concluded that this control deficiency constitutes a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Plan for Remediation of Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and has made significant progress updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment during the quarter ended December 31, 2021. The remediation plan has been developed and implemented and includes reviewing and adjusting the access permissions to its financial applications to more appropriately segregate access, in particular, for those individuals who are also responsible for the review and approval of new or modified financial data, coupled with additional controls and procedures over the review of journal entries. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, certain of the remediation measures described above. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(d) Changes in Internal Control Over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. HOLDING FOREIGN COMPANIES ACCOUNTABLE ACT

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2022, in connection with our 2022 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2022, in connection with our 2022 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2022, in connection with our 2022 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2022, in connection with our 2022 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2022, in connection with our 2022 annual meeting of stockholders.

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

(c)  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-173048) filed on September 10, 2014)
3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-19748) filed on June 1, 2017)
3.4	Articles Supplementary designating the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017)
3.5	Articles Supplementary designating the terms of the Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018)
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 27, 2020)
4.2	Description of Series A Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 27, 2020)
4.3	Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
4.4	Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
4.5	Restricted Stock Agreement (Director) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
10.2	Amended and Restated Employment Agreement with Jeffrey E. Witherell, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.3	Amended and Restated Employment Agreement with Pendleton P. White, Jr., dated as of June 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.4	Amended and Restated Employment Agreement with Daniel C. Wright, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.5	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)
10.6	Limited Liability Company Agreement of Plymouth Industrial 20 LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.7	Amended and Restated Promissory Note (AGLIC), dated November 18, 2016, in the original principal amount of $66,240,000.00, made payable to the order of AGLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.8	Amended and Restated Promissory Note (AHAC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of AHAC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)

Exhibit
Number	Description
10.9	Amended and Restated Promissory Note (NUFIC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of NUFIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.10	Amended and Restated Promissory Note (USLIC), dated November 18, 2016, in the original principal amount of $9,960,000.00, made payable to the order of USLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (file No. 333-196798) filed on March 29, 2017)
10.11	Loan Agreement, dated October 17, 2016, by and among American General Life Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA. and The United States Life Insurance Company in the City of New York, collectively as Lender, and the Borrowers named therein. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.12	Warrant Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.13	Stockholders Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.14	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP LP designating the terms of the Series A Preferred Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017).
10.15	Amendment to Stockholders Agreement, dated as of March 29, 2018, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on April 4, 2018)
10.16	Loan Agreement, dated as of July 10, 2018, by and among Transamerica Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on July 17, 2018)
10.17	Investment Agreement, dated as of November 20, 2018, by and between Plymouth Industrial REIT, Inc. and MIRELF VI Pilgrim, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.18	Second Amended and Restated Credit Agreement, dated as of October 8, 2020, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 9, 2020
10.19	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors, KeyBank National Association and the other Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021
10.20	Term Loan Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021
10.21	Distribution Agreement, dated as of November 9, 2021, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Agents party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 9, 2021
21.1	List of Subsidiaries*
23.1	Consent of Pricewaterhouse Coopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.XSD	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

Signature	Title	Date

/s/ Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
Jeffrey E. Witherell

/s/ Daniel C. Wright	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2022
Daniel C. Wright

/s/ Pendleton P. White, Jr.	President, Chief Investment Officer and Director	February 23, 2022
Pendleton P. White, Jr.

/s/ Martin Barber	Director	February 23, 2022
Martin Barber

/s/ Philip S. Cottone	Director	February 23, 2022
Philip S. Cottone

/s/ Richard DeAgazio	Director	February 23, 2022
Richard DeAgazio

/s/ David G. Gaw	Director	February 23, 2022
David G. Gaw

/s/ John W. Guinee III	Director	February 23, 2022
John W. Guinee III

/s/ Caitlin Murphy	Director	February 23, 2022
Caitlin Murphy

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Plymouth Industrial REIT, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in preferred stock and equity, and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Real Estate Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, during 2021, the Company completed 24 property acquisitions for a total purchase price of $376.7 million, of which $43.5 million of land, $304.7 million of buildings and site improvements, and $28.7 million of net deferred lease intangibles were recorded. The accounting for real estate property acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired property, the allocation of those cash flows to identifiable intangible assets and liabilities, and in determining the estimated fair value for assets acquired and liabilities assumed. The amounts allocated to lease intangibles (leases in place, leasing commissions, tenant relationships, and above and below market leases) are based on management’s estimates and assumptions, as well as other information compiled by management, including independent third-party analysis and market data. The process for determining the allocation to these components requires management to make estimates and assumptions, including rental rates, land value, discount rates, and exit capitalization rates.

The principal considerations for our determination that performing procedures relating to real estate property acquisitions is a critical audit matter are (i) the significant judgment by management in determining the fair values of the tangible and intangible assets acquired and liabilities assumed, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s assumptions for rental rates, land value, discount rates, and exit capitalization rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the allocation of the purchase price to the assets acquired and liabilities assumed. These procedures also included, among others, testing of management’s process for determining the fair values of the tangible and intangible assets acquired and liabilities assumed, including (i) reading the purchase agreements, (ii) evaluating the appropriateness of the models used by management, (iii) for selected acquisitions, testing the completeness and accuracy of the data used in the models, and (iv) for selected acquisitions, evaluating the reasonableness of assumptions used by management for rental rates, land value, discount rates, and exit capitalization rates. Evaluating these assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. For selected acquisitions, professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of management’s assumptions used in the models for the rental rates, land value, discount rates, and exit capitalization rates.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2022

We have served as the Company’s auditor since 2020.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Real estate properties	$1,254,007	$886,681
Less accumulated depreciation	(142,192)	(98,283)
Real estate properties, net	1,111,815	788,398

Cash	26,232	15,668
Cash held in escrow	11,893	11,939
Restricted cash	5,249	4,447
Deferred lease intangibles, net	75,864	66,116
Investment in unconsolidated joint venture	5,833	6,683
Other assets	33,919	27,019
Total assets	$1,270,805	$920,270

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$352,075	$328,908
Unsecured debt, net	297,840	99,254
Borrowings under line of credit	38,000	90,000
Accounts payable, accrued expenses and other liabilities	66,880	49,335
Deferred lease intangibles, net	10,273	11,350
Financing lease liability	2,227	2,207
Total liabilities	767,295	581,054
Commitments and contingencies (Note 13)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A; 2,023,551 and 2,023,999 shares issued and outstanding at December 31, 2021 and 2020, respectively (aggregate liquidation preference of $50,589 and $50,600 at December 31, 2021 and 2020, respectively)	48,473	48,485
Series B; 4,411,764 shares issued and outstanding at December 31, 2021 and 2020 (aggregate liquidation preference of $97,277 and $97,230 at December 31, 2021 and 2020, respectively)	94,437	87,209

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 36,110,659 and 25,344,161 shares issued and outstanding at December 31, 2021 and 2020, respectively	361	253
Additional paid in capital	532,666	360,752
Accumulated deficit	(177,258)	(162,250)
Total stockholders' equity	355,769	198,755
Non-controlling interest	4,831	4,767
Total equity	360,600	203,522
Total liabilities, preferred stock and equity	$1,270,805	$920,270

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Rental revenue	$140,270	$109,836
Management fee revenue and other income	348	15
Total revenues	140,618	109,851

Operating expenses:
Property	47,636	38,159
Depreciation and amortization	70,642	56,428
General and administrative	12,920	10,362
Total operating expenses	131,198	104,949

Other income (expense):
Interest expense	(19,968)	(18,931)
Impairment on real estate lease	—	(311)
Earnings (loss) in investment of unconsolidated joint venture	(850)	(19)
Loss on extinguishment of debt	(523)	—
Gain on sale of real estate	1,775	—
Unrealized (appreciation) depreciation of warrants	(5,121)	(103)
Total other income (expense)	(24,687)	(19,364)

Net loss	(15,267)	(14,462)
Less: Loss attributable to non-controlling interest	(259)	(649)
Net loss attributable to Plymouth Industrial REIT, Inc.	(15,008)	(13,813)
Less: Preferred stock dividends	6,608	6,444
Less: Series B preferred stock accretion to redemption value	7,228	7,416
Less: Loss on extinguishment of Series A Preferred Stock	—	34
Less: Amount allocated to participating securities	201	182
Net loss attributable to common stockholders	$(29,045)	$(27,889)
Net loss basic and diluted per share attributable to common stockholders	$(0.94)	$(1.52)

Weighted-average common shares outstanding basic and diluted	30,910,581	18,381,700

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Stockholders’ Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance January 1, 2020	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$107,997	$6,767	$114,764
Repurchase and extinguishment of Series A Preferred stock	(16,001)	(383)	—	—	—	—	—	(34)	(34)	—	(34)
Series B Preferred stock accretion to redemption value	—	—	—	7,416	—	—	(7,416)	—	(7,416)	—	(7,416)
Net proceeds from common stock	—	—	—	—	10,837,905	108	135,047	—	135,155	—	135,155
Stock based compensation	—	—	—	—	—	—	1,439	—	1,439	—	1,439
Restricted shares issued	—	—	—	—	96,237	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(25,180)	—	(25,180)	(744)	(25,924)
Redemption of partnership units	—	—	—	—	268,664	4	4,562	—	4,566	(4,566)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(3,959)	—	(3,959)	3,959	—
Net loss	—	—	—	—	—	—	—	(13,813)	(13,813)	(649)	(14,462)
Balance, December 31, 2020	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$198,755	$4,767	$203,522
Repurchase and extinguishment of Series A Preferred stock	(448)	(12)	—	—	—	—	—	—	—	—	—
Series B Preferred stock accretion to redemption value	—	—	—	7,228	—	—	(7,228)	—	(7,228)	—	(7,228)
Net proceeds from common stock	—	—	—	—	10,524,731	106	211,927	—	212,033	—	212,033
Stock based compensation	—	—	—	—	—	—	1,559	—	1,559	—	1,559
Restricted shares issued	—	—	—	—	125,434	1	—	—	1	—	1
Dividends and distributions	—	—	—	—	—	—	(33,584)	—	(33,584)	(436)	(34,020)
Redemption of partnership units	—	—	—	—	116,333	1	2,086	—	2,087	(2,087)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(2,846)	—	(2,846)	2,846	—
Net loss	—	—	—	—	—	—	—	(15,008)	(15,008)	(259)	(15,267)
Balance, December 31, 2021	2,023,551	$48,473	4,411,764	$94,437	36,110,659	$361	$532,666	$(177,258)	$355,769	$4,831	$360,600

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(15,267)	$(14,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,642	56,428
Straight line rent adjustment	(3,700)	(1,963)
Intangible amortization in rental revenue, net	(2,096)	(2,075)
Loss on extinguishment of debt	523	—
Amortization of debt related costs	1,605	1,467
Unrealized appreciation (depreciation) of warrants	5,121	103
Impairment on real estate lease	—	311
Stock based compensation	1,559	1,439
(Earnings) loss in investment of unconsolidated joint ventures	850	19
Gain on sale of real estate	(1,775)	—
Changes in operating assets and liabilities:
Other assets	(3,883)	(9,614)
Deferred leasing costs	(5,564)	(2,238)
Accounts payable, accrued expenses and other liabilities	9,925	12,330
Net cash provided by operating activities	57,940	41,745

Investing activities
Acquisition of real estate properties	(337,030)	(246,353)
Real estate improvements	(25,308)	(6,063)
Proceeds from sale of real estate, net	6,258	—
Contribution to and investments in unconsolidated joint venture	—	(6,702)
Net cash used in investing activities	(356,080)	(259,118)

Financing activities
Proceeds from issuance of common stock, net	212,033	135,155
Proceeds from issuance of secured debt	—	96,000
Proceeds from issuance of unsecured debt	200,000	100,000
Repayment of secured debt	(17,392)	(86,166)
Proceeds from line of credit facility	139,000	131,500
Repayment of line of credit facility	(191,000)	(120,400)
Repurchase of Series A Preferred Stock	(12)	(416)
Debt issuance costs	(1,692)	(2,935)
Dividends and distributions paid	(31,477)	(25,709)
Net cash provided by financing activities	309,460	227,029
Net (decrease) increase in cash, cash held in escrow, and restricted cash	11,320	9,656
Cash, cash held in escrow, and restricted cash at beginning of period	32,054	22,398
Cash, cash held in escrow, and restricted cash at end of period	$43,374	$32,054
Supplemental Cash Flow Disclosures:
Cash paid for interest	$18,172	$17,316
Supplemental Non-Cash Investing and Financing Activities:
Dividends declared included in dividends payable	$8,286	$5,725
Distribution payable to non-controlling interest holder	$103	$121
Series B accretion to redemption value	$7,228	$7,416
Real estate improvements included in accounts payables, accrued expenses and other liabilities	$1,377	$685
Deferred leasing costs included in accounts payables, accrued expenses and other liabilities	$91	$342
New financing lease	$—	$2,207
Assumption of secured debt	$39,620	$—

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of December 31, 2021, and 2020, the Company owned a 98.7% and 97.7%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of December 31, 2021, the Company, through its subsidiaries, owned 128 industrial properties comprising 163 buildings with an aggregate of approximately 29.5 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Risks and Uncertainties

The COVID-19 pandemic continues to be a potential significant risk facing the Company and its tenants. While the Company did not incur any significant disruptions during the year ended December 31, 2021, it will continue to monitor rent collections and evaluate any tenant rent relief requests on an individual basis. Given the continued uncertainty surrounding the COVID-19 pandemic and the emergence of variants of the virus, the Company is unable to predict the future impacts from the COVID-19 pandemic. As such, our future operating results may be adversely impacted by future developments that impact our tenants’ ability to generate revenue and pay their rent as due.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2021 and 2020. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 7, and cash held in escrow for real estate tax, insurance, tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2021, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our consolidated balance sheets to amounts reported within our consolidated statements of cash flows:

	December 31,	December 31,
	2021	2020
Cash	$26,232	$15,668
Cash held in escrow	11,893	11,939
Restricted cash	5,249	4,447
Cash, cash held in escrow, and restricted cash	$43,374	$32,054

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of warrants to purchase common stock in the amount of $5,517 and $396 at December 31, 2021 and 2020, respectively, discussed in Note 8.

Financial instruments including cash, restricted cash, cash held in escrow and reserves, accounts receivable, accounts payable and accrued expenses and other current liabilities are considered Level 1 in fair value hierarchy. The amounts reported on the consolidated balance sheets for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

The fair value of our debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value:

	December 31, 2021		December 31, 2020
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$354,239	$369,459	$332,011	$351,744
Unsecured debt	300,000	300,000	100,000	100,000
Borrowings under line of credit, net	38,000	38,000	90,000	90,000
Total	692,239	$707,459	$522,011	$541,744
Unamortized debt issuance cost, net	(5,021)		(4,507)
Unamortized premium/(discount), net	697		658
Total carrying value	$687,915		$518,162

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the consolidated statements of operations.

Debt issuance costs amounted to $9,710 and $8,018 at December 31, 2021 and 2020, respectively, and related accumulated amortization amounted to $4,689 and $3,511 at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company has classified net unamortized debt issuance costs of $2,405 and $2,371, respectively, related to borrowings under the line of credit to other assets in the consolidated balance sheets.

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

Earnings (Loss) per Share

The Company follows the two-class method when computing net earnings (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Diluted net loss per share is the same as basic net loss per share since the Company does not have any common stock equivalents such as stock options. The common stock warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented.

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

The Company files income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2018 and thereafter. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future.

To the extent the Company does not utilize the full amount of the annual federal NOLs, the unused amount may normally be carried forward for 20 years to offset taxable income in future years. The Company had federal NOL carryforwards originating from 2012 through 2020 of approximately $35,322. The Company will incur no federal taxable income during 2021 after utilizing the dividends paid deduction, resulting in net operating loss carryforwards to 2022 of approximately $35,322. NOLs generated from 2018 and onwards are not limited to 20 years and can be carried forward indefinitely with the exception that they can only offset up to 80% of federal taxable income in future years.

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

The accounting for real estate property acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired property, the allocation of those cash flows to identifiable intangible assets and liabilities, and in determining the estimated fair value for assets acquired and liabilities assumed. The amounts allocated to lease intangibles (leases in place, leasing commissions, tenant relationships, and above and below market leases) are based on management’s estimates and assumptions, as well as other information compiled by management, including independent third party analysis and market data, and are generally amortized over the remaining life of the related leases excluding renewal options, except in the case of below market fixed rate rent amounts, which are amortized over the applicable renewal period. Such inputs are Level 3 in the fair value hierarchy. The process for determining the allocation to these components requires management to make estimates and assumptions, including rental rates, land value, discount rates, and exit capitalization rates.

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

Amortization of Deferred Lease Intangibles - Assets and Liabilities

Deferred lease intangible assets consist of leases in place, leasing commissions, tenant relationships, and above market leases. Deferred lease intangible liabilities represent below market leases. These intangibles have been recorded at their fair market value in connection with the acquisition of properties. Intangible assets and liabilities are generally amortized over the remaining life of the related lease following the evaluation of potential renewal options.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Impairment of Long-Lived Assets

The Company assesses the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, the Company considers current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. The Company determined there was no impairment of value of real estate properties as of December 31, 2021 and 2020.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint ventures represents a non-controlling equity interest in a joint venture we entered into during October 2020. The Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment in unconsolidated joint venture. We have concluded that we have the ability to exercise significant influence, however, do not have control or kick out rights and therefore the investment in the unconsolidated joint venture is accounted for under the equity method of accounting. Accordingly, we initially recorded our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the consolidated balance sheets and the underlying equity in net assets will be amortized as an adjustment to equity in earnings (loss) in investment of unconsolidated joint venture over the life of the related asset. Our net equity investment in the joint venture is reflected within the consolidated balance sheets, and our share of net income or loss from the joint venture is included within the consolidated statements of operations.

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

3. Real Estate Properties

Real estate properties consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Land	$201,164	$159,681
Buildings and improvements	930,678	652,191
Site improvements	108,756	74,129
Construction in progress	13,409	680
	1,254,007	886,681
Less accumulated depreciation	(142,192)	(98,283)
Real estate properties, net	$1,111,815	$788,398

Depreciation expense was $45,387 and $34,406 for the years ended December 31, 2021 and 2020, respectively.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Acquisition of Properties

The Company made the following acquisitions of properties during the year ended December 31, 2021:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands)(1)
Kansas City, MO	February 12, 2021	221,911	1	$8,600
St. Louis, MO	March 23, 2021	142,364	1	7,800
Chicago, IL	March 25, 2021	149,474	1	7,900
Cleveland, OH	March 29, 2021	100,150	1	7,700
Columbus, OH	March 29, 2021	772,450	1	29,000
Memphis, TN	June 29, 2021	74,665	1	5,250
St. Louis, MO	June 30, 2021	155,434	1	8,800
Memphis, TN	July 9, 2021	232,375	1	9,200
Memphis, TN	July 30, 2021	316,935	1	6,277
Chicago, IL	August 12, 2021	513,512	1	30,100	(2)
St. Louis, MO	August 24, 2021	769,500	1	55,200
St. Louis, MO	October 5, 2021	100,021	1	11,100
St. Louis, MO	October 5, 2021	76,092	1	7,700
St. Louis, MO	October 7, 2021	1,145,330	2	75,100	(3)
Indianapolis, IN	October 26, 2021	294,730	1	23,100
Indianapolis, IN	November 1, 2021	102,934	1	7,450
Columbus, OH	November 4, 2021	396,800	3	22,500
Columbus, OH(4)	December 1, 2021	17,260	1	3,600
Chicago, IL	December 2, 2021	334,531	2	24,000
Cincinnati, OH	December 23, 2021	480,000	1	23,500
Year ended December 31, 2021		6,396,468	24	$373,877

The Company made the following acquisitions of properties during the year ended December 31, 2020:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands)(1)
Chicago, IL	January 24, 2020	465,940	1	$18,650
Indianapolis, IN	January 27, 2020	276,240	1	8,800
Atlanta/Savannah, GA	January 28, 2020	924,036	5	34,700
Avon, OH	February 14, 2020	406,863	3	15,750
Atlanta, GA	March 13, 2020	117,000	1	10,056
St. Louis, MO	September 2, 2020	487,150	1	27,000
St. Louis, MO	September 3, 2020	79,258	1	3,712
Jacksonville, FL	September 10, 2020	288,750	1	20,400
Mansfield, OH	October 23, 2020	314,736	1	10,500
Cleveland, OH	November 24, 2020	2,113,623	7	94,000
Year ended December 31, 2020		5,473,596	22	$243,568

___________________

(1)	Purchase price does not include capitalized acquisition costs.
(2)	The purchase price of $30,100 included the assumption of $10,820 of existing debt secured by the property.
(3)	The purchase price of $75,100 included the assumption of $28,800 of existing debt secured by the property.
(4)	Represents purchase of our property management office building in Columbus, Ohio.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Year ended December 31, 2021		Year ended December 31, 2020
Purchase price allocation	Purchase Price(1)	Weighted average amortization period (years) of intangibles at acquisition	Purchase Price(2)	Weighted average amortization period (years) of intangibles at acquisition
Total Purchase Price
Purchase price	$373,877	N/A	$243,568	N/A
Acquisition costs	2,773	N/A	2,785	N/A
Total	$376,650		$246,353

Allocation of Purchase Price
Land	$43,498	N/A	$32,241	N/A
Building	269,686	N/A	170,151	N/A
Site improvements	35,055	N/A	21,132	N/A
Total real estate properties	348,239		223,524

Deferred Lease Intangibles
Tenant relationships	5,763	4.8	3,768	6.0
Leasing commissions	5,003	4.6	4,041	5.5
Above market lease	160	11.0	2,354	6.5
Below market lease	(2,019)	6.4	(5,975)	6.6
Above market ground lease	—	N/A	(1,279)	35.1
Below market ground lease	—	N/A	431	35.1
Lease in place	19,764	4.4	19,489	5.0
Net deferred lease intangibles	28,671		22,829
Assumed debt – market value
(Above)/below assumed market debt value	(260)	6.3	—	N/A
Totals	$376,650		$246,353

______________

(1)	Totals for the year ended December 31, 2021 include the purchase of our property management office in Columbus, Ohio.
(2)	Totals for the year ended December 31, 2020 include the Ohio Properties’ totals as outlined below.

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

All acquisitions completed during the years ended December 31, 2021 and 2020 were considered asset acquisitions under ASC 805.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Sale of Real Estate

During the year ended December 31, 2021, the Company sold a single, 98,340 square foot property located in Chicago, IL for approximately $2,037 and a single, 74,613 square foot property located in Chicago, IL for approximately $1,159, recognizing a net gain of $1,775. The Company also completed the sale of a small piece of land located in Memphis, TN for $167. No gain or loss was recognized on the sale of the land. There were no sales of real estate during the year ended December 31, 2020.

4. Deferred Lease Intangibles

Deferred lease intangible assets consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Above market lease	$5,693	$6,006
Lease in place	87,336	71,687
Tenant relationships	23,761	18,825
Leasing commissions	30,733	21,494
	147,523	118,012
Less accumulated amortization	(71,659)	(51,896)
Deferred lease intangible assets	$75,864	$66,116

Deferred lease intangible liabilities consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Below market leases	$19,791	$18,453
Less accumulated amortization	(9,518)	(7,103)
Deferred lease intangible liabilities	$10,273	$11,350

Amortization of above and below market leases was recorded as an adjustment to rental revenue and amounted to $2,096 and $2,075 for the years ended December 31, 2021 and 2020, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization in the accompanying consolidated statements of operations and amounted to $25,255 and $21,875 in 2021 and 2020, respectively.

Projected amortization of deferred lease intangibles for the next five years and thereafter as of December 31, 2021 is as follows:

Year	Amortization Expense Related to Other Intangible Lease Assets and Liabilities (in thousands)	Net Increase to Rental Revenue Related to Above and Below Market Lease Amortization (in thousands)
2022	$23,132	$(2,020)
2023	$17,343	$(1,737)
2024	$12,370	$(1,220)
2025	$7,489	$(837)
2026	$4,576	$(623)
Thereafter	$8,631	$(1,513)

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

For the year ended December 31, 2021 and 2020, we recognized fees of $331 and $15, respectively, from the MIR JV related to asset management services we provided to the MIR JV, and other cost recoveries in the amount of $159 and $0, respectively. At December 31, 2021 and 2020, we had a receivable from the MIR JV of $74 and $15, respectively, representing unpaid asset management fees.

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

As of December 31, 2021, undiscounted future minimum fixed rental payments due under non-cancellable operating leases for each of the next five years and thereafter were as follows (in thousands):

Year	Future Minimum Fixed Rental Payments
2022	$115,237
2023	100,753
2024	84,429
2025	61,636
2026	44,037
Thereafter	83,214
Total minimum fixed rental receipts	$489,306

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

The Company includes accounts receivable and straight-line rent receivables within other assets in the consolidated balance sheets. For the years ended December 31, 2021 and 2020, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Income from leases	$102,314	$80,987
Straight-line rent adjustments	3,700	1,963
Tenant recoveries	32,160	24,811
Amortization of above market leases	(1,000)	(866)
Amortization of below market leases	3,096	2,941
Total	$140,270	$109,836

Tenant recoveries included within rental revenue for the years ending December 31, 2021 and 2020 are variable in nature.

On April 8, 2020, the FASB provided feedback on technical inquires received from stakeholders regarding certain accounting topics affected by the COVID-19 pandemic, including guidance as to whether any concessions granted by a landlord to tenants results in a modification of a lease in accordance to ASC 842. The FASB concluded that a company can, as a policy election, treat any COVID-19 related rent concessions as a provision included within the pre-concession lease arrangement, and therefore, not be classified as a lease modification per ASC 842. In order to be considered a COVID-19 related concession, cash flows may be less than or equal to those prior to the concession, but not substantially greater. As of December 31, 2021, the Company has entered into a limited number of such COVID-19 related rent deferral concessions and has elected not to treat such concessions as a modification of the respective lease.

As a Lessee

Operating Leases

As of December 31, 2021, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 2.4 years to 34.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of December 31, 2021, total operating right of use assets and lease liabilities were approximately $6,552 and $7,830, respectively. The operating lease liability as of December 31, 2021 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 9.2 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

As of December 31, 2020, we had four office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases had remaining lease terms ranging from 3.7 years to 35.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of December 31, 2020, total operating right of use assets and lease liabilities were approximately $7,159 and $8,545, respectively. The operating lease liability as of December 31, 2020 represented a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 10.1 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

On September 10, 2020, the Company entered into a sublease agreement related to the space previously occupied as its headquarters. The Company's decision to re-locate its headquarters was identified as a triggering event requiring the reassessment of the recoverability of the associated right of use asset which is recorded in other assets on the consolidated balance sheets. As the Company would not be utilizing this space in the subsequent period, the right of use asset was de-linked from the previously accrued operating lease liability. Following the Company's analysis, it was determined that a fair value assessment was necessary. The Company utilized a discounted cash flow model using Level 3 assumptions such as a discount rate to determine the net present value of the remaining right of use asset related to the Company’s previously occupied headquarters. The Company concluded that the fair market value of the right of use asset was not fully recoverable and recorded an impairment charge of $311 during the third quarter of 2020 to reflect the fair market value of the right of use asset associated with the primary lease.

The following table summarizes the operating lease expense recognized during the years ended December 31, 2021 and 2020 included in the Company’s consolidated statements of operations.

	December 31,	December 31,
	2021	2020
Operating lease expense included in general and administrative expense attributable to office leases	$806	$984
Operating lease expense included in property expense attributable to ground sublease	47	5
Non-cash adjustment due to straight-line rent adjustments	143	(340)
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$996	$649

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses, and other liabilities in the Company’s consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

Year	December 31, 2021
2022	$1,286
2023	1,311
2024	1,280
2025	894
2026	801
Thereafter	4,311
Total minimum operating lease payments	$9,883
Less imputed interest	(2,053)
Total operating lease liability	$7,830

Financing Leases

As of December 31, 2021, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 34 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability as of December 31, 2021 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 34 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the financing lease expense recognized during the years ended December 31, 2021 and 2020 included in the Company’s consolidated statements of operations.

	December 31,	December 31,
	2021	2020
Depreciation/amortization of financing lease right-of-use assets	$26	$2
Interest expense for financing lease liability	175	15
Total financing lease cost	$201	$17

The following table summarizes the maturity analysis of our financing lease (in thousands):

Year	December 31, 2021
2022	$155
2023	155
2024	155
2025	170
2026	170
Thereafter	6,537
Total minimum financing lease payments	$7,342
Less imputed interest	(5,115)
Total financing lease liability	$2,227

7. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of December 31, 2021 and 2020.

	Outstanding Balance at
Debt	December 31, 2021	December 31, 2020	Interest rate at December 31, 2021	Final Maturity Date
Secured debt:
AIG Loan	$114,477	$117,087	4.08%	November 1, 2023
Transamerica Loan	68,709	72,960	4.35%	August 1, 2028
Allianz Loan	63,115	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,453	20,870	3.78%	May 1, 2028
JPMorgan Chase Loan	13,205	13,440	5.23%	January 1, 2027
Lincoln Life Mortgage	—	9,289	3.41%	January 10, 2022
Ohio National Life Mortgage	19,660	20,250	4.14%	August 1, 2024
Nationwide Loan	15,000	15,000	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	—	3.43%	January 1, 2028
Midland National Life Insurance Mortgage	10,820	—	3.50%	March 10, 2028
Total secured debt	$354,239	$332,011
Unamortized debt issuance costs, net	(2,861)	(3,761)
Unamortized premium/(discount), net	697	658
Total secured debt, net	$352,075	$328,908

Unsecured debt:
$100m KeyBank Term Loan	100,000	100,000	1.60% (1)	August 11, 2026
$200m KeyBank Term Loan	200,000	—	1.60% (1)	February 11, 2027
Total unsecured debt	$300,000	$100,000
Unamortized debt issuance costs, net	(2,160)	(746)
Total unsecured debt, net	$297,840	$99,254

Borrowings under line of credit:
KeyBank unsecured line of credit	38,000	90,000	1.65% (1)	August 11, 2025
Total borrowings under line of credit	$38,000	$90,000

_______________

(1)	The 1-month LIBOR rate as of December 31, 2021 was 0.10%. The spread over the applicable rate for the $100m and $200m KeyBank unsecured term loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

2021 Debt Activity

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

On October 7, 2021, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Lincoln Life Gateway Mortgage”) with a balance of $28,800 as part of our acquisition of the property in St. Louis, Missouri. The Lincoln Life Gateway Mortgage, held by Lincoln National Life Insurance Company, matures on January 1, 2028, bears interest at 3.43% and is secured by the property. The Lincoln Life Gateway Mortgage requires monthly installments of interest only through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Future Principal Payments of Debt

Principal payments on the Company’s long-term debt due in each of the next five years and thereafter as of December 31, 2021 are as follows:

Year	Amount
2022	$6,054
2023	115,815
2024	22,280
2025	42,041
2026	161,796
Thereafter	344,253
Total aggregate principal payments	$692,239

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of December 31, 2021.

8. Common Stock

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

On August 10, 2021, the Company entered into an amendment to the 2021 $125 Million ATM Program (the “2021 Amended ATM Program”) to reference the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on June 11, 2021. The Company, under the 2021 Amended ATM Program, may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $82,288 through an “at the-market” equity offering program.

On November 9, 2021, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, Barclays Capital Inc., Berenberg Capital Markets LLC, BMO Capital Markets Corp., Capital One Securities Inc., JMP Securities LLC, J.P. Morgan Securities, LLC, National Securities Corporation, Wedbush Securities Inc and Wells Fargo Securities, LLC pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross sales proceeds of up to $200,000 through an “at-the-market” equity offering program (the “2021 $200 Million ATM Program”).

For the year ending December 31, 2021, the Company has issued 10,524,731 shares of its common stock under the 2020 $100 Million ATM Program, 2021 $125 Million ATM Program, 2021 Amended ATM Program, and the 2021 $200 Million ATM Program for aggregate net proceeds of approximately $212,033. The Company has approximately $154,702 available for issuance under the 2021 $200 Million ATM Program.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Common Stock Warrants

The Company has warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share, which expire in 2022. The warrants are accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheet as they contain provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized appreciation/depreciation of warrants in the accompanying consolidated statements of operations. The warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the periods presented since the Company recorded a net loss during the years ended December 31, 2021 and 2020.

A roll-forward of the warrants is as follows:

Balance at January 1, 2020	$293
Unrealized appreciation/(depreciation)	103
Balance at December 31, 2020	396
Unrealized appreciation/(depreciation)	5,121
Balance at December 31, 2021	$5,517

The warrants in the amount of $5,517 at December 31, 2021 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.24, volatility of 17.5%, an expected annual dividend of $0.84, a term of 0.45 years and an annual risk-free interest rate of 0.19%. The warrants in the amount of $396 at December 31, 2020 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.39, volatility of 27.4%, an expected annual dividend of $0.80, a term of 1.45 years and an annual risk-free interest rate of 0.13%.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the years ended December 31, 2021 and 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.2000	$5,668
Second quarter	$0.2100	$6,528
Third quarter	$0.2100	$7,197
Fourth quarter	$0.2100	$7,583

2020
First quarter	$0.3750	$5,545
Second quarter	$0.2000	$3,179
Third quarter	$0.2000	$4,943
Fourth quarter	$0.2000	$5,069

Characterization of Common Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s common stock for the year ended December 31, 2021.

Declaration Date	Date of Record	Payable Date	Cash Distribution		Ordinary Dividend	Return of Capital
12/15/2020	12/31/2020	1/29/2021	$0.2000		$0.198241	$0.001759
3/16/2021	3/31/2021	4/30/2021	$0.2000		$0.198241	$0.001759
5/6/2021	6/30/2021	7/30/2021	$0.2100		$0.208153	$0.001847
9/15/2021	9/30/2021	10/29/2021	$0.2100		$0.208153	$0.001847
12/16/2021	12/31/2022	1/31/2022	$0.2100	(1)	—	—

(1)	This distribution was in excess of current and accumulated earnings and profits. Per IRC Section 857(b)(9), this distribution will not impact the basis of securities held by US taxpayer(s) for tax year 2022.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series A Preferred Stock distributions that were declared or paid during the years ended December 31, 2021 and 2020.

	Cash Dividends Declared per Share	Aggregate Amount
2021
First quarter	$0.4688	$949
Second quarter	$0.4688	$949
Third quarter	$0.4688	$949
Fourth quarter	$0.4688	$949

2020
First quarter	$0.4688	$956
Second quarter	$0.4688	$956
Third quarter	$0.4688	$956
Fourth quarter	$0.4688	$949

Characterization of Series A Preferred Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s Series A Preferred Stock for the year ended December 31, 2021.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Return of Capital
3/1/2021	3/15/2021	3/31/2021	$0.468750	$0.468750	$—
6/1/2021	6/15/2021	6/30/2021	$0.468750	$0.468750	$—
9/1/2021	9/15/2021	9/30/2021	$0.468750	$0.468750	$—
12/1/2021	12/15/2021	12/31/2021	$0.468750	$0.468750	$—

Repurchase and Retirement of Series A Preferred Stock

During Q4 2020, the Company’s Board of Directors approved the repurchase and retirement of the Company’s Series A Preferred Stock up to a maximum of $5,000 of the respective Series A Preferred Stock outstanding. The Company commenced its repurchasing of its Series A Preferred Stock on the open market on November 11, 2020. The Company repurchased and retired 448 shares of Series A Preferred stock and 16,001 shares of Series A Preferred stock for the years ended December 31, 2021 and 2020, respectively.

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

The relevant features of the Series B Preferred Stock are as follows:

Liquidation Preference

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and ranks on a parity with the shares of the Company’s 7.50% Series A Cumulative Redeemable Preferred Stock, in each case, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The shares of Series B Preferred Stock have a Liquidation Preference, (Series B Liquidation Preference) which is defined as an amount per share equal to the greater of (a) an amount necessary for the Investor to receive a 12.0% annual internal rate of return on the issue price of $17.00, taking into account dividends paid from December 14, 2018 until (i) the date of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (ii) the Conversion Date, or (iii) the Redemption Date, as the case may be, and (b) $21.89 (subject to adjustment), plus accrued and unpaid dividends through and including (x) the date of such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (y) the Conversion Date, or (z) the Redemption Date, as the case may be. For the years ended December 31, 2021 and 2020, accretion recorded in relation to the 12% annual internal rate of return and offering costs was $7,228 and $7,416, respectively.

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

Any conversion of shares of Series B Preferred Stock may be settled by the Company, at its option, in shares of Common Stock, cash or any combination thereof. However, unless and until the Company’s stockholders have approved the issuance of greater than 19.99% of the outstanding Common Stock as of the date of the closing of the Private Placement (December 14, 2018) as required by the NYSE rules and regulations (“stockholder approval”), the Series B Preferred Stock may not be converted into more than 19.99% of the Company’s outstanding Common Stock as of the date of the closing of the Private Placement. In addition, the Company cannot opt to convert the Series B Preferred Stock into more than 9.9% of the outstanding Common Stock without approval of the holders of Series B Preferred Stock.

The initial conversion rate is one share of Series B Preferred Stock for one share of Common Stock, subject to proportionate adjustments for certain transactions affecting the Company’s securities such as stock dividends, stock splits, combinations and other corporate reorganization events, provided that the value of the Common Stock, determined in accordance with terms of the Articles Supplementary is equal to or greater that the liquidation preference of the Series B Preferred Stock.  To the extent the Company opts to settle the conversion of shares of Series B Preferred Stock in cash, (1) until such time as the maximum number of shares of Series B Preferred Stock have been converted such that, if all such shares had been converted into Common Stock, stockholder approval would be necessary to convert additional shares into Common Stock, the Company will pay cash equal to the greater of the liquidation preference or the 20-day volume weighted average price per share (20 Day VWAP), and (2) following such time, the Company will pay cash equal to the liquidation preference per share of Series B Preferred Stock. On December 31, 2024, all issued and outstanding shares of Series B Preferred Stock are required to convert at the Settlement Amount as of that date, provided, however, that prior to the receipt of stockholder approval, conversion of the Series B Preferred Stock into Common Stock shall be subject to the 19.99% threshold; provided, further, however, that prior to the receipt of the 10.0% Consent, conversion of the Series B Preferred Stock into Common Stock shall be subject to the 10.0% threshold. The Settlement Amount is defined as follows:

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

The following table sets forth the Series B preferred stock dividends that were declared during the years ended December 31, 2021 and 2020.

	Cash Dividends
	Declared	Aggregate
	per Share	Amount
2021
First quarter	$0.159375	$703
Second quarter	$0.159375	$703
Third quarter	$0.159375	$703
Fourth quarter	$0.159375	$703

2020
First quarter	$0.148750	$657
Second quarter	$0.148750	$657
Third quarter	$0.148750	$657
Fourth quarter	$0.148750	$656

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

10. Non-Controlling Interests

Operating Partnership Units

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

During the year ended December 31, 2021, 116,333 OP Units were redeemed for 116,333 shares of our common stock. During the year ended December 31, 2020, 268,664 OP Units were redeemed for 268,664 shares of our common stock.

The Company adjusted the carrying value of non-controlling interest to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying consolidated statements of changes in preferred stock and equity. OP Units outstanding as of December 31, 2021 and 2020 were 490,299 and 606,632, respectively.

The following table sets forth the OP Unit distributions that were declared during the years ended December 31, 2021 and 2020.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2021
First quarter	$0.200	$121
Second quarter	$0.210	$106
Third quarter	$0.210	$106
Fourth quarter	$0.210	$103

2020
First quarter	$0.375	$324
Second quarter	$0.200	$164
Third quarter	$0.200	$135
Fourth quarter	$0.200	$121

The proportionate share of the loss attributed to the OP Units was $259 and $649 for the years ended December 31, 2021 and 2020, respectively.

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

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards. As of December 31, 2021, the Company has only issued restricted stock units under the Plan. In addition, the Company will grant its Independent Board of Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Independent Board of Directors vest equally over a three-year period. Annual grants given to the Company’s Independent Board of Directors vest the earlier of one year from the date of grant, or, the next annual shareholder meeting. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period. The following table is a summary of the total restricted shares granted for the years ended December 31, 2021 and 2020:

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Shares
Unvested restricted stock at January 1, 2020	162,184
Granted	101,540
Forfeited	(5,303)
Vested	(68,196)
Unvested restricted stock at December 31, 2020	190,225
Granted	126,434
Forfeited	(1,000)
Vested	(88,303)
Unvested restricted stock at December 31, 2021	227,356

The Company recorded equity-based compensation in the amount of $1,559 and $1,439 for the years ended December 31, 2021 and 2020, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock was $2,828 and $2,405 for the years ended December 31, 2021 and 2020, respectively, and is expected to be recognized over a weighted average period of approximately 2.8 years and 3.0 years, respectively. The fair value of the 126,434 restricted shares granted during the year ended December 31, 2021 was approximately $1,998 with a weighted average fair value of $15.80 per share. The fair value of the 101,540 restricted shares granted during the year ended December 31, 2020 was approximately $1,665 with a weighted average fair value of $16.40 per share.

12. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2021	2020
Numerator
Net loss	$(15,267)	$(14,462)
Less: Loss attributable to non-controlling interest	(259)	(649)
Net loss attributable to Plymouth Industrial REIT, Inc.	(15,008)	(13,813)
Less: Preferred stock dividends	6,608	6,444
Less: Series B Preferred stock accretion to redemption value	7,228	7,416
Less: Loss on extinguishment of Series A Preferred Stock	—	34
Less: Amount allocated to participating securities	201	182
Net loss attributable to common stockholders	$(29,045)	$(27,889)
Denominator
Weighted-average common shares outstanding basic and diluted	30,910,581	18,381,700
Net loss per share attributable to common stockholders – basic and diluted	$(0.94)	$(1.52)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities as of December 31, 2021 include the 354,230 shares of common stock warrants and 227,356 shares of restricted common stock. The common stock warrants and restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses, as incurred, the costs related to such legal proceedings.

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

14. Retirement Plan

The Company in December 2014 established an individual SEP IRA retirement account plan for all employees. The Company has accrued a contribution for 2021 in the amount of $552 and an amount of $351 for 2020, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets at December 31, 2021 and 2020, respectively. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund them in future years.

15. Subsequent Events

On January 20, 2022, the Company acquired a single-building, single-tenant industrial property, consisting of approximately 150,000 square feet, located in Atlanta, Georgia for an aggregate purchase price of $9,750.

On January 28, 2022, the Company entered into an interest rate swap agreement with JPMorgan Chase Bank, N.A. for a notional amount of $100,000. The interest rate swap agreement is based on the USD-LIBOR floating rate at a fixed rate of 1.591%, is effective February 1, 2022, and terminates August 8, 2026.

On January 28, 2022, the Company entered into an interest rate swap agreement with Capital One, N.A. for a notional amount of $200,000. The interest rate swap agreement is based on the USD-LIBOR floating rate at a fixed rate of 1.609%, is effective February 1, 2022, and terminates February 11, 2027.

On February 1, 2022, the Company repaid in full, the outstanding principal and interest balance of approximately $13,245 on the JPMorgan Chase Loan.

On February 7, 2022, the Company acquired a two-building industrial property, consisting of 8 tenants and approximately 86,400 square feet, located in Jacksonville, Florida for an aggregate purchase price of $12,300.

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2021 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Atlanta, GA	11236 Harland Drive	(1)	$271	$909	$10	$271	$919	$1,190	$240	2017	1988	20
Atlanta, GA	1665 Dogwood Drive	(1)	494	6,027	31	494	6,058	6,552	1,322	2017	1973	20
Atlanta, GA	1715 Dogwood Drive	(1)	270	2,879	1	270	2,880	3,150	590	2017	1973	22
Atlanta, GA	32 Dart Road	(1)	256	4,454	513	256	4,967	5,223	1,992	2014	1988/2014	18
Atlanta, GA	40 Pinyon Road		794	2,669	1	794	2,670	3,464	255	2020	1997	28
Atlanta, GA	611 Highway 74 S.		3,283	13,560	346	3,283	13,906	17,189	1,908	2019	1979-2013	25
Atlanta, GA	665 Highway 74 South		1,237	6,952	8	1,237	6,960	8,197	493	2020	1989	36
Atlanta, GA	6739 New Calhoun Highway NE		2,876	7,599	—	2,876	7,599	10,475	1,093	2020	1981/1996 & 2017	20
Boston, MA	56 Milliken Road	(1)	1,418	7,482	378	1,418	7,860	9,278	3,339	2014	1966/1995, 2005, 2013	20
Chicago, IL	11351 W. 183rd Street	(1)	361	1,685	17	361	1,702	2,063	531	2014	2000	34
Chicago, IL	11601 Central Avenue	(1)	3,479	6,545	26	3,479	6,571	10,050	1,626	2017	1970	21
Chicago, IL	11746 Austin Ave		1,062	4,420	115	1,062	4,535	5,597	525	2019	1970	25
Chicago, IL	13040 South Pulaski Avenue	(1)	3,520	11,115	180	3,520	11,295	14,815	3,523	2017	1976	16
Chicago, IL	1355 Holmes Road	(1)	1,012	2,789	176	1,012	2,965	3,977	1,414	2014	1976/1998	16
Chicago, IL	13970 West Laurel Drive	(1)	1,447	1,377	373	1,447	1,750	3,197	516	2017	1990	14
Chicago, IL	144 Tower Drive		866	4,174	53	866	4,227	5,093	495	2019	1971/1988 & 2015	29
Chicago, IL	1455-1645 Greenleaf Avenue	(1)	1,926	5,137	994	1,926	6,131	8,057	1,243	2017	1968	21
Chicago, IL	1600 Fleetwood Drive	(1)	2,699	9,530	83	2,699	9,613	12,312	1,740	2018	1968/2016	23
Chicago, IL	16801 Exchange Ave		1,905	9,454	178	1,905	9,632	11,537	1,186	2019	1987	24
Chicago, IL	1717 West Harvester Road		3,843	12,848	5	3,843	12,853	16,696	2,119	2020	1970	15
Chicago, IL	1750 South Lincoln Drive	(1)	489	9,270	707	489	9,977	10,466	2,017	2017	2001	24
Chicago, IL	1796 Sherwin Avenue	(1)	1,542	3,598	98	1,542	3,696	5,238	1,032	2017	1964	19
Chicago, IL	1875 Holmes Road	(1)	1,597	5,199	798	1,597	5,997	7,594	2,525	2014	1989	16
Chicago, IL	189 Seegers Road	(1)	470	1,369	29	470	1,398	1,868	486	2014	1972	21
Chicago, IL	2401 Commerce Drive	(1)	486	4,597	936	486	5,533	6,019	1,613	2014	1994/2009	28
Chicago, IL	28160 North Keith Drive	(1)	1,614	1,643	100	1,614	1,743	3,357	503	2017	1989	16
Chicago, IL	3 West College Drive	(1)	728	1,531	12	728	1,543	2,271	261	2018	1978/2016	26
Chicago, IL	350 Armory Drive		442	835	112	442	947	1,389	152	2019	1972	21
Chicago, IL	3841-3865 Swanson Court	(1)	1,640	2,247	140	1,640	2,387	4,027	647	2017	1978	17
Chicago, IL	3940 Stern Avenue	(1)	1,156	5,139	1,227	1,156	6,366	7,522	2,573	2014	1987	16
Chicago, IL	4915 West 122nd Street		848	3,632	192	848	3,824	4,672	411	2019	1972	26
Chicago, IL	5110 South 6th Street	(1)	689	1,014	155	689	1,169	1,858	390	2017	1972	16
Chicago, IL	6000 West 73rd Street	(1)	1,891	3,403	—	1,891	3,403	5,294	963	2017	1974	17
Chicago, IL	6035 West Gross Point Road		2,706	4,351	—	2,706	4,351	7,057	261	2021	1956/1985	15
Chicago, IL	6510 West 73rd Street	(1)	4,229	4,105	616	4,229	4,721	8,950	1,285	2017	1974	18
Chicago, IL	6558 West 73rd Street	(1)	3,444	2,325	—	3,444	2,325	5,769	760	2017	1975	16
Chicago, IL	6751 Sayre Avenue	(1)	2,891	5,743	—	2,891	5,743	8,634	1,269	2017	1973	22
Chicago, IL	7200 Mason Ave	(1)	2,519	5,482	1	2,519	5,483	8,002	1,394	2017	1974	18
Chicago, IL	7207 Mason Avenue		887	2,608	—	887	2,608	3,495	411	2019	1970	20
Chicago, IL	7420 Meade Ave		586	367	104	586	471	1,057	111	2019	1970	20
Chicago, IL	1900 S. Batavia	(1)	7,337	20,387	23	7,337	20,410	27,747	483	2021	1958/1989 & 2010	15
Chicago, IL	4491 N Mayflower Road		289	2,422	153	289	2,575	2,864	498	2017	2000	27
Chicago, IL	4955 Ameritech Drive		856	7,251	427	856	7,678	8,534	1,525	2017	2004	27
Chicago, IL	5855 West Carbonmill Road		743	6,269	166	743	6,435	7,178	1,285	2017	2002	27
Chicago, IL	5861 W Cleveland Road		234	1,966	121	234	2,087	2,321	410	2017	1994	27
Chicago, IL	West Brick Road		381	3,209	197	381	3,406	3,787	670	2017	1998	27
Chicago, IL	1301 Ridgeview Drive		1,231	12,623	19	1,231	12,642	13,873	59	2021	1995/2020	25
Chicago, IL	800 Church Street		2,019	6,197	—	2,019	6,197	8,216	30	2021	1974/2020	22
Cincinnati, OH	2700-2758 E. Kemper Road	(1)	847	5,196	204	847	5,400	6,247	537	2019	1990	35
Cincinnati, OH	2800-2888 E. Kemper Road	(1)	752	5,448	173	752	5,621	6,373	545	2019	1989	35
Cincinnati, OH	4115 Thunderbird Lane	(1)	275	2,093	192	275	2,285	2,560	878	2014	1991	22
Cincinnati, OH	4514-4548 Cornell Road	(1)	998	7,281	485	998	7,766	8,764	839	2019	1976	28
Cincinnati, OH	Fisher Industrial Park	(1)	4,147	18,147	4,338	4,147	22,485	26,632	3,816	2018	1946	20
Cincinnati, OH	Mosteller Distribution Center	(1)	1,501	9,424	90	1,501	9,514	11,015	5,053	2014	1959	14
Cincinnati, OH	6900-6918 Fairfield Business Drive	(1)	244	2,020	50	244	2,070	2,314	158	2019	1990	38
Cincinnati, OH	2800 Howard Street		1,306	20,266	—	1,306	20,266	21,572	—	2021	2016	31
Cincinnati, OH	7585 Empire Drive	(1)	644	2,658	292	644	2,950	3,594	1,811	2014	1973	11
Cleveland, OH	1200 Chester Industrial Parkway North		1,213	6,602	1	1,213	6,603	7,816	602	2020	2007/2009	27
Cleveland, OH	1200 Chester Industrial Parkway South		562	2,689	30	562	2,719	3,281	287	2020	1991	23
Cleveland, OH	1350 Moore Road		809	2,860	23	809	2,883	3,692	359	2020	1997	20
Cleveland, OH	1366 Commerce Drive		1,069	4,363	3	1,069	4,366	5,435	428	2020	1960	13
Cleveland, OH	14801 Country Rd 212		985	13,062	1	985	13,063	14,048	1,337	2019	1998	25
Cleveland, OH	1755 Enterprise Parkway	(1)	1,411	12,281	1,661	1,411	13,942	15,353	4,259	2014	1978/2005	27
Cleveland, OH	2100 International Parkway (2)		—	14,818	116	—	14,934	14,934	618	2020	2000	31
Cleveland, OH	2210 International Parkway		—	15,033	5	—	15,038	15,038	641	2020	2001	27
Cleveland, OH	30339 Diamond Parkway		2,815	22,792	126	2,815	22,918	25,733	2,744	2018	2007	34
Cleveland, OH	31000 Viking Parkway		1,458	5,494	—	1,458	5,494	6,952	195	2021	1998	29
Cleveland, OH	Gilchrist Road I		1,775	6,541	185	1,775	6,726	8,501	528	2020	1961-1978	17
Cleveland, OH	Gilchrist Road II		2,671	14,959	154	2,671	15,113	17,784	1,147	2020	1994-1998	22
Cleveland, OH	Gilchrist Road III		977	12,416	139	977	12,555	13,532	684	2020	1994/1998	22
Cleveland, OH	4211 Shuffel Street NW		1,086	12,287	3	1,086	12,290	13,376	829	2020	1994	21
Columbus, OH	100 Paragon Parkway		582	9,130	1	582	9,131	9,713	932	2020	1995	17
Columbus, OH	1650-1654 Williams Road		1,581	23,818	5	1,581	23,823	25,404	1,039	2021	1973/1974 & 1975	20
Columbus, OH	2120 - 2138 New World Drive	(1)	400	3,007	80	400	3,087	3,487	945	2017	1971	18
Columbus, OH	3100 Creekside Parkway	(1)	1,203	9,603	507	1,203	10,110	11,313	3,091	2014	2000	27
Columbus, OH	3500 Southwest Boulevard	(1)	1,488	16,730	1,387	1,488	18,117	19,605	6,367	2014	1992/2018	22
Columbus, OH	459 Orange Point Drive	(1)	1,256	6,793	105	1,256	6,898	8,154	543	2019	2001	40
Columbus, OH	7001 American Pkwy	(1)	331	1,416	82	331	1,498	1,829	694	2014	1986/2007 & 2012	20
Columbus, OH	7719 Graphics Way	(1)	1,297	2,743	76	1,297	2,819	4,116	264	2019	2000	40
Columbus, OH	8273 Green Meadows Dr.	(1)	341	2,266	393	341	2,659	3,000	837	2014	1996/2007	27
Columbus, OH	8288 Green Meadows Dr.	(1)	1,107	8,413	480	1,107	8,893	10,000	4,184	2014	1988	17
Columbus, OH	1520-1530 Experiment Farm Road		576	7,164	—	576	7,164	7,740	56	2021	1997	25
Columbus, OH	2180 Corporate Drive		586	8,311	—	586	8,311	8,897	58	2021	1996	27
Columbus, OH	952 Dorset Road		242	3,492	—	242	3,492	3,734	27	2021	1988	25
Indianapolis, IN	2900 N. Shadeland Avenue		4,632	14,572	666	4,632	15,238	19,870	2,848	2019	1957/1992	15
Indianapolis, IN	3035 North Shadeland Ave	(1)	1,966	11,740	821	1,966	12,561	14,527	3,694	2017	1962/2001 & 2004	17
Indianapolis, IN	3169 North Shadeland Ave	(1)	148	884	(89)	148	795	943	309	2017	1979/1993	17
Indianapolis, IN	3333 N. Franklin Road		1,363	6,525	25	1,363	6,550	7,913	996	2020	1967	15
Indianapolis, IN	4430 Sam Jones Expressway		2,644	12,570	82	2,644	12,652	15,296	1,740	2019	1970	22
Indianapolis, IN	6555 East 30th Street		1,881	6,636	492	1,881	7,128	9,009	1,173	2019	1969/1997	17
Indianapolis, IN	6575 East 30th Street		566	1,408	2	566	1,410	1,976	226	2019	1998	19
Indianapolis, IN	6585 East 30th Street		669	2,216	144	669	2,360	3,029	352	2019	1998	19
Indianapolis, IN	6635 East 30th Street		535	2,567	24	535	2,591	3,126	344	2019	1998	19
Indianapolis, IN	6701 East 30th Street		334	428	2	334	430	764	119	2019	1990	17
Indianapolis, IN	6737 East 30th Street		609	1,858	25	609	1,883	2,492	312	2019	1995	17
Indianapolis, IN	6751 East 30th Street		709	2,083	73	709	2,156	2,865	326	2019	1997	18
Indianapolis, IN	6951 East 30th Street		424	1,323	56	424	1,379	1,803	210	2019	1995	21
Indianapolis, IN	7901 W. 21st Street		1,870	8,844	155	1,870	8,999	10,869	1,103	2019	1985/1994	20
Indianapolis, IN	3701 David Howarth Drive		938	21,471	—	938	21,471	22,409	121	2021	2008/2019	35
Indianapolis, IN	7750 Georgetown Road		1,943	5,605	—	1,943	5,605	7,548	40	2021	2006	32
Jacksonville, FL	265, 338, 430 Industrial Boulevard		2,562	15,116	411	2,562	15,527	18,089	1,736	2020	1988-1996/1999 & 2001	18
Jacksonville, FL	Center Point Business Park	(1)	9,848	26,411	706	9,848	27,117	36,965	3,266	2018	1990-1997	35
Jacksonville, FL	Liberty Business Park	(1)	9,347	26,978	513	9,347	27,491	36,838	3,223	2018	1996-1999	38
Jacksonville, FL	Salisbury Business Park	(1)	4,354	9,049	16	4,354	9,065	13,419	1,198	2018	2001-2012	32
Jacksonville, FL	8451 Western Way		4,240	13,983	86	4,240	14,069	18,309	749	2020	1968/1975 & 1987	32
Kansas City, MO	5450 Deramus Avenue		1,483	6,609	22	1,483	6,631	8,114	388	2021	1976/1986 & 1994	20
Memphis, TN	210 American Dr.	(1)	928	10,442	668	928	11,110	12,038	6,214	2014	1967/1981 & 2012	13
Memphis, TN	3635 Knight Road	(1)	422	2,820	142	422	2,962	3,384	782	2017	1986	18
Memphis, TN	4540-4600 Pleasant Hill Road	(1)	1,375	18,854	(161)	1,207	18,861	20,068	1,324	2019	1991/2005	37
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	(1)	488	4,919	2,011	488	6,930	7,418	2,574	2014	1989	19
Memphis, TN	Airport Business Park		1,511	4,352	1,194	1,511	5,546	7,057	1,691	2017	1985-1989	26
Memphis, TN	6290 Shelby View Drive		163	4,631	—	163	4,631	4,794	74	2021	1999/2003	36
Memphis, TN	2950 Brother Boulevard		1,089	7,515	—	1,089	7,515	8,604	276	2021	1987/2019	17
Memphis, TN	1700-1710 Dunn Avenue		916	5,018	—	916	5,018	5,934	192	2021	1957-1959/1963 & 1973	13
Philadelphia, PA	4 East Stow Road	(1)	1,580	6,954	145	1,580	7,099	8,679	3,005	2014	1986	22
St. Louis, MO	160-275 Corporate Woods Place		2,183	5,956	134	2,183	6,090	8,273	199	2021	1990	19
St. Louis, MO	2635-2645 Metro Boulevard		656	2,576	36	656	2,612	3,268	222	2019	1979	30
St. Louis, MO	5531 - 5555 Phantom Drive		1,133	3,976	1	1,133	3,977	5,110	489	2019	1971	22
St. Louis, MO	9150 Latty Ave		1,674	5,076	—	1,674	5,076	6,750	225	2021	1965/2018	22
St. Louis, MO	Grissom Drive		656	2,780	—	656	2,780	3,436	235	2020	1970	19
St. Louis, MO	3919 Lakeview Corporate Drive		4,265	46,225	25	4,265	46,250	50,515	458	2021	2019	37
St. Louis, MO	4848 Park 370 Boulevard		1,041	6,127	—	1,041	6,127	7,168	58	2021	2006	32
St. Louis, MO	3051 Gateway	(1)	3,148	29,791	—	3,148	29,791	32,939	241	2021	2016	36
St. Louis, MO	349 Gateway	(1)	3,255	36,451	—	3,255	36,451	39,706	396	2021	2016	36
St. Louis, MO	11646 Lakeside Crossing		1,282	9,293	—	1,282	9,293	10,575	76	2021	2005	35
St. Louis, MO	St. Louis Commerce Center	(1)	3,927	20,995	—	3,927	20,995	24,922	1,012	2020	1999-2001	33
Total Real Estate Owned			$200,255	$1,005,630	$29,635	$200,087	$1,035,433	$1,235,520	$141,722

__________________

Note	(1)	These properties secure the $352,075 Secured Debt.
Note	(2)	Total does not include development projects of $11,615, corporate office leasehold improvements of $2,446, Columbus property management office of $3,530 and the finance lease right of use asset of $896 related to the ground sublease at 2100 International Parkway.
Note	(3)	Total does not include accumulated depreciation related to corporate office leasehold improvements of $462 and Columbus property management office of $7.
Note	(4)	Renovation means significant upgrades, alterations, or additions to building interiors or exteriors and/or systems.
Note	(5)	Depreciation is calculated over the remaining useful life of the respective property as determined at the time of the purchase allocation, ranging from 11-40 years for buildings and 3-13 years for improvements.

As of December 31, 2021, the gross aggregate basis for Federal tax purposes of investments in real estate properties was approximately $1,325,826.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2021 and 2020 ($ in thousands)

	Year Ended December 31,
	2021	2020
Real Estate
Balance at the beginning of the year	$886,681	$655,788
Additions during the year	374,461	231,040
Disposals during the year	(7,135)	(147)
Balance at the end of the year	$1,254,007	$886,681

Accumulated Depreciation
Balance at the beginning of the year	$98,283	$63,877
Depreciation expense	45,398	34,484
Disposals during the year	(1,489)	(78)
Balance at the end of the year	$142,192	$98,283