Form 10-Q
period 2022-03-31
Plymouth Industrial REIT, Inc.
filed 2022-05-04
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2022

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

As of May 2, 2022, the Registrant had outstanding 40,119,341 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021

Assets
Real estate properties	$1,442,651	$1,254,007
Less accumulated depreciation	(156,585)	(142,192)
Real estate properties, net	1,286,066	1,111,815

Cash	25,610	26,232
Cash held in escrow	10,522	11,893
Restricted cash	6,137	5,249
Deferred lease intangibles, net	84,978	75,864
Investment in unconsolidated joint venture	—	5,833
Interest rate swaps	10,068	—
Other assets	34,850	33,919
Total assets	$1,458,231	$1,270,805

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$393,580	$352,075
Unsecured debt, net	297,850	297,840
Borrowings under line of credit	169,000	38,000
Accounts payable, accrued expenses and other liabilities	64,154	66,880
Deferred lease intangibles, net	10,927	10,273
Financing lease liability	2,232	2,227
Total liabilities	937,743	767,295
Commitments and contingencies (Note 13)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,023,551 and 2,023,551 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (aggregate liquidation preference of $50,589 and $50,589 at March 31, 2022 and December 31, 2021, respectively)	48,473	48,473
Series B: 4,411,764 shares issued and outstanding at March 31, 2022 and December 31, 2021, (aggregate liquidation preference of $99,463 and $97,277 at March 31, 2022 and December 31, 2021, respectively)	95,937	94,437

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 36,985,559 and 36,110,659 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	370	361
Additional paid in capital	542,523	532,666
Accumulated deficit	(181,668)	(177,258)
Accumulated other comprehensive income	9,933	—
Total stockholders' equity	371,158	355,769
Non-controlling interest	4,920	4,831
Total equity	376,078	360,600
Total liabilities, preferred stock and equity	$1,458,231	$1,270,805

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021

Rental revenue	$42,720	$31,833
Management fee revenue and other income	86	83
Total revenues	42,806	31,916

Operating expenses:
Property	14,075	11,426
Depreciation and amortization	22,691	15,777
General and administrative	3,552	3,009
Total operating expenses	40,318	30,212

Other income (expense):
Interest expense	(6,395)	(4,758)
Earnings (loss) in investment of unconsolidated joint venture	(147)	(273)
Loss on extinguishment of debt	(2,176)	—
Gain on sale of real estate	—	590
Unrealized (appreciation) depreciation of warrants	1,760	(247)
Total other income (expense)	(6,958)	(4,688)

Net loss	(4,470)	(2,984)
Less: Loss attributable to non-controlling interest	(60)	(65)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,410)	(2,919)
Less: Preferred stock dividends	1,699	1,652
Less: Series B preferred stock accretion to redemption value	1,500	1,807
Less: Amount allocated to participating securities	67	57
Net loss attributable to common stockholders	$(7,676)	$(6,435)
Net loss basic and diluted per share attributable to common stockholders	$(0.21)	$(0.24)

Weighted-average common shares outstanding basic and diluted	36,227,582	27,204,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021

Net loss	$(4,470)	$(2,984)

Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	10,068	—
Other comprehensive income	10,068	—
Comprehensive income (loss)	5,598	(2,984)
Less: Loss attributable to non-controlling interest	(60)	(65)
Less: Other comprehensive income attributable to non-controlling interest	135	—
Comprehensive income attributable to Plymouth Industrial REIT, Inc.	$5,523	$(2,919)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’ Equity	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Interest	(Deficit)
Balance January 1, 2022	2,023,551	$48,473	4,411,764	$94,437	36,110,659	$361	$532,666	$(177,258)	$—	$355,769	$4,831	$360,600
Series B Preferred stock accretion to redemption value	—	—	—	1,500	—	—	(1,500)	—	—	(1,500)	—	(1,500)
Net proceeds from common stock	—	—	—	—	614,800	7	17,116	—	—	17,123	—	17,123
Stock based compensation	—	—	—	—	—	—	442	—	—	442	—	442
Restricted shares issued	—	—	—	—	120,160	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(9,835)	—	—	(9,835)	(108)	(9,943)
Reallocation of non-controlling interest	—	—	—	—	—	—	(122)	—	—	(122)	122	—
Other comprehensive income	—	—	—	—	—	—	—		9,933	9,933	135	10,068
Conversion of common stock warrants	—	—	—	—	139,940	2	3,756	—	—	3,758	—	3,758
Net loss	—	—	—	—	—	—	—	(4,410)		(4,410)	(60)	(4,470)
Balance, March 31, 2022	2,023,551	$48,473	4,411,764	$95,937	36,985,559	$370	$542,523	$(181,668)	$9,933	$371,158	$4,920	$376,078

Balance January 1, 2021	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$—	$198,755	$4,767	$203,522
Repurchase and extinguishment of Series A Preferred stock	(448)	(12)	—	—	—	—	—	—	—	—	—	—
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	2,883,794	30	42,480	—	—	42,510	—	42,510
Stock based compensation	—	—	—	—	—	—	418	—	—	418	—	418
Restricted shares issued	—	—	—	—	110,000	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(7,320)	—	—	(7,320)	(121)	(7,441)
Net loss	—	—	—	—	—	—	—	(2,919)		(2,919)	(65)	(2,984)
Balance, March 31, 2021	2,023,551	$48,473	4,411,764	$89,016	28,337,955	$283	$394,523	$(165,169)	$—	$229,637	$4,581	$234,218

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(4,470)	$(2,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,691	15,777
Straight line rent adjustment	(822)	(614)
Intangible amortization in rental revenue, net	(1,546)	(494)
Loss on extinguishment of debt	2,176	—
Amortization of debt related costs	505	369
Unrealized appreciation (depreciation) of warrants	(1,760)	247
Stock based compensation	442	418
(Earnings) loss in investment of unconsolidated joint venture	147	273
Gain on sale of real estate	—	(590)
Changes in operating assets and liabilities:
Other assets	362	1,520
Deferred leasing costs	(648)	40
Accounts payable, accrued expenses and other liabilities	(2,789)	843
Net cash provided by operating activities	14,288	14,805

Investing activities
Acquisition of real estate properties	(131,131)	(61,472)
Real estate improvements	(6,316)	(1,803)
Proceeds from sale of real estate, net	—	2,204
Net cash used in investing activities	(137,447)	(61,071)

Financing activities
Proceeds from issuance of common stock, net	17,123	42,510
Repayment of secured debt	(16,630)	(1,328)
Proceeds from line of credit facility	141,000	42,000
Repayment of line of credit facility	(10,000)	(34,000)
Repurchase of Series A Preferred Stock	—	(12)
Debt issuance costs	(101)	—
Dividends and distributions paid	(9,338)	(6,795)
Net cash provided by financing activities	122,054	42,375
Net (decrease) increase in cash, cash held in escrow, and restricted cash	(1,105)	(3,891)
Cash, cash held in escrow, and restricted cash at beginning of period	43,374	32,054
Cash, cash held in escrow, and restricted cash at end of period	$42,269	$28,163

Supplemental Cash Flow Disclosures:
Cash paid for interest	$5,310	$4,432
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$2,895	$—

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in dividends payable	$8,887	$6,371
Distribution payable to non-controlling interest holder	$108	$121
Series B accretion to redemption value	$1,500	$1,807
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$3,321	$703
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$1,172	$1,654
Conversion of common stock warrants	$3,758	$—
Consolidation of net book value of investment in joint venture	$5,686	$—
Assumption of other assets upon consolidation of investment in joint venture	$638	$—
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$1,955	$—
Assumption of secured debt upon consolidation of investment in joint venture	$56,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of March 31, 2022 and December 31, 2021, the Company owned a 98.7% and 98.7%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of March 31, 2022, the Company, through its subsidiaries, owned 151 industrial properties comprising 201 buildings with an aggregate of approximately 33.1 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2021 and 2020. Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the United States Securities and Exchange Commission on February 23, 2022.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets of real estate acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts a nd circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Segments

The Company has one reportable segment–industrial properties. These properties have similar economic characteristics and also meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition

Minimum rental revenue from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. In accordance to ASC 842, we assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842. Management fee revenue represents management fees earned from the unconsolidated joint venture. For the three months ended March 31, 2022, we recognized fees of $82 from the MIR JV related to asset management services we provided to the MIR JV.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2022 and December 31, 2021. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 6, and cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2022, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2022	2021
Cash	$25,610	$26,232
Cash held in escrow	10,522	11,893
Restricted cash	6,137	5,249
Cash, cash held in escrow, and restricted cash	$42,269	$43,374

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of our debt, interest rate swaps and warrants to purchase common stock, discussed in Notes 6, 7 and 8, respectively.

Financial instruments including cash, restricted cash, cash held in escrow, accounts receivable, accounts payable, accrued expenses and other current liabilities, are considered Level 1 in fair value hierarchy. The amounts reported on the condensed consolidated balance sheets for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates. Derivative financial instruments are considered Level 2 in the fair value hierarchy as discussed in Note 7.

Derivative Instruments and Hedging Activities

We record all derivatives on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying condensed consolidated balance sheets.

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $9,810 and $9,710 at March 31, 2022 and December 31, 2021, respectively, and related accumulated amortization amounted to $5,025 and $4,689 at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Company has classified net unamortized debt issuance costs of $2,237 and $2,405, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture represents a non-controlling equity interest in a joint venture we entered into during October 2020. The Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment in unconsolidated joint venture. We have concluded that we have the ability to exercise significant influence; however, we do not have control or kick out rights and therefore the investment in the unconsolidated joint venture is accounted for under the equity method of accounting. Accordingly, we initially recorded our investment at cost, and subsequently adjust for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the condensed consolidated balance sheets and the underlying equity in net assets will be amortized as an adjustment to equity in earnings (loss) in investment of unconsolidated joint venture over the life of the related asset. Our net equity investment in the joint venture is reflected within the condensed consolidated balance sheets, and our share of net income or loss from the joint venture is included within the condensed consolidated statements of operations.

On March 11, 2022, the Company acquired full ownership of the unconsolidated joint venture as discussed in Note 4.

New Accounting Pronouncements Issued but Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is in the process of evaluating the impact of the guidance.

3. Real Estate Properties

Real estate properties consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Land	$218,978	$201,164
Buildings and improvements	1,078,190	930,678
Site improvements	125,465	108,756
Construction in progress	20,018	13,409
	1,442,651	1,254,007
Less: accumulated depreciation	(156,585)	(142,192)
Real estate properties, net	$1,286,066	$1,111,815

Depreciation expense was $14,393 and $10,142 for the three months ended March 31, 2022 and 2021, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the three months ended March 31, 2022:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands) (1)
Atlanta, GA	January 20, 2022	150,000	1	$9,750
Jacksonville, FL	February 7, 2022	85,920	1	12,300
Cincinnati, OH; Columbus, OH; Indianapolis, IN	February 24, 2022	678,745	3	43,250
Memphis, TN	March 11, 2022	2,320,773	16	106,508	(2)
Memphis, TN	March 11, 2022	67,557	1	8,150
Atlanta, GA	March 15, 2022	200,000	1	12,500
Total		3,502,995	23	$192,458

_______________

(1)	Purchase price does not include capitalized acquisition costs.
(2)	The purchase price of $106,508 included the assumption of $56,000 of existing debt secured by the properties and the consolidation of the net book value of investment in joint venture of $5,686. In addition, we consolidated financial assets of approximately $3,533, comprised of cash, cash held in escrow and other assets, and, liabilities of approximately $1,955 comprised of accounts payable, accrued expenses and other current liabilities.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Three Months Ended March 31, 2022
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$192,458	N/A
Acquisition costs	1,676	N/A
Total	$194,134

Allocation of Purchase Price
Land	$17,814	N/A
Building	145,863	N/A
Site improvements	16,708	N/A
Total real estate properties	180,385

Deferred Lease Intangibles
Tenant relationships	2,683	3.5
Leasing commissions	1,877	3.5
Above market lease value	410	3.8
Below market lease value	(2,366)	7.6
Lease in place value	10,878	3.5
Net deferred lease intangibles	13,482
Assumed debt – market value (Above)/below assumed market debt value	267	5.8
Totals	$194,134

All acquisitions completed during the three months ended March 31, 2022 were considered asset acquisitions under ASC 805.

4. Investment in Unconsolidated Joint Venture

On October 23, 2020, a wholly owned subsidiary of the Operating Partnership entered into a $150,000 equity joint venture agreement (the “MIR JV”) with an unrelated third-party partner (the “MIR JV Partner”). The purpose of the MIR JV agreement is to acquire value-add/opportunistic industrial properties that meet certain criteria as outlined within the MIR JV agreement. The Operating Partnership owns a 20% interest in the MIR JV. The Operating Partnership is responsible for the day-to-day oversight of the MIR JV, its subsidiaries and properties and is entitled to an annual asset management fee equal to 1% of total equity contributed to the MIR JV by the partners paid quarterly as well as a promote based on return thresholds as set forth in the MIR JV agreement. The MIR JV completed its initial investment of a 28-building portfolio of industrial buildings totaling approximately 2.3 million square feet in metropolitan Memphis, Tennessee on December 17, 2020 for $86,000. The initial investment was funded by the MIR JV via $30,000 cash equity contributions to the MIR JV on a 20%/80% pro-rata basis and a 7-year secured mortgage for $56,000.

On March 11, 2022, the Company acquired the remaining 80% interest in the MIR JV from the MIR JV Partner for $46,401, as well as the assumption of the $56,000 secured mortgage. Upon the completion of the acquisition of the MIR JV Partner’s interest, the Company fully consolidated the former MIR JV assets and liabilities into its condensed consolidated financial statements. Assets consolidated included the 28-building portfolio of industrial buildings and financial assets of approximately $3,533, comprised of cash, cash held in escrow, other assets and the net book value of our 20% investment in the former MIR JV of $5,686. Liabilities consolidated included the 7-year secured mortgage of $56,000 and approximately $1,955 accounts payable, accrued expenses and other current liabilities.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Income from leases	$30,584	$23,446
Straight-line rent adjustments	822	614
Tenant recoveries	9,768	7,279
Amortization of above market leases	(166)	(299)
Amortization of below market leases	1,712	793
Total	$42,720	$31,833

Tenant recoveries included within rental revenue for the three months ended March 31, 2022 and 2021 are variable in nature.

As a Lessee

Operating Leases

As of March 31, 2022, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 2.2 years to 33.8 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of March 31, 2022, total operating right of use assets and lease liabilities were approximately $6,342 and $7,589, respectively. The operating lease liability as of March 31, 2022 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 9.0 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three months ended March 31, 2022 and 2021 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended March 31,
	2022	2021
Operating lease expense included in general and administrative expense attributable to office leases	$215	$182
Operating lease expense included in property expense attributable to ground sublease	9	20
Non-cash adjustment due to straight-line rent adjustments	25	87
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$249	$289

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

April 1, 2022 – December 31, 2022	$966
2023	1,311
2024	1,280
2025	894
2026	801
Thereafter	4,311
Total minimum operating lease payments	$9,563
Less imputed interest	(1,974)
Total operating lease liability	$7,589

Financing Leases

As of March 31, 2022, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 33.8 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability as of March 31, 2022 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 33.8 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three months ended March 31, 2022 and 2021 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended March 31,
	2022	2021
Depreciation/amortization of financing lease right-of-use assets	$7	$7
Interest expense for financing lease liability	44	44
Total financing lease cost	$51	$51

The following table summarizes the maturity analysis of our financing lease (in thousands):

April 1, 2022 – December 31, 2022	$116
2023	155
2024	155
2025	170
2026	170
Thereafter	6,537
Total minimum financing lease payments	$7,303
Less imputed interest	(5,071)
Total financing lease liability	$2,232

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

6. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of March 31, 2022 and December 31, 2021.

	Outstanding Balance at
Debt	March 31, 2022	December 31, 2021	Interest rate at March 31, 2022		Final Maturity Date
Secured debt:
AIG Loan	$113,807	$114,477	4.08%		November 1, 2023
Transamerica Loan	68,387	68,709	4.35%		August 1, 2028
Allianz Loan	63,115	63,115	4.07%		April 10, 2026
Minnesota Life Loan	20,346	20,453	3.78%		May 1, 2028
Minnesota Life Memphis Industrial Loan(1)	56,000	—	3.15%		January 1, 2028
JPMorgan Chase Loan(2)	—	13,205	5.23%		January 1, 2027
Ohio National Life Mortgage	19,508	19,660	4.14%		August 1, 2024
Nationwide Loan	15,000	15,000	2.97%		October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%		January 1, 2028
Midland National Life Insurance Mortgage	10,820	10,820	3.50%		March 10, 2028
Total secured debt	$395,783	$354,239
Unamortized debt issuance costs, net	(2,635)	(2,861)
Unamortized premium/(discount), net	432	697
Total secured debt, net	$393,580	$352,075

Unsecured debt:
$100m KeyBank Term Loan	100,000	100,000	3.09%	(3)(4)	August 11, 2026
$200m KeyBank Term Loan	200,000	200,000	3.11%	(3)(4)	February 11, 2027
Total unsecured debt	$300,000	$300,000
Unamortized debt issuance costs, net	(2,150)	(2,160)
Total unsecured debt, net	$297,850	$297,840

Borrowings under line of credit:
KeyBank unsecured line of credit	169,000	38,000	2.00%	(3)	August 11, 2025
Total borrowings under line of credit	$169,000	$38,000

_______________

(1)	On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the property. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.
(2)	On February 1, 2022, the Company repaid in full, the outstanding principal and interest balance of approximately $13,245 on the JPMorgan Chase Loan. The Company recognized a $2,176 loss on extinguishment of debt resulting from prepayment penalty and fees incurred as a result of the repayment.
(3)	The 1-month LIBOR rate as of March 31, 2022 was 0.452%. The spread over the applicable rate for the $100m and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio.
(4)	As of March 31, 2022, the 1-month LIBOR for the $100m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.591% and 1.609%, respectively.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of March 31, 2022.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Fair Value of Debt

The fair value of our debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$395,783	$406,780	$354,239	$369,459
Unsecured debt	300,000	300,000	300,000	300,000
Borrowings under line of credit, net	169,000	169,000	38,000	38,000
Total	864,783	$875,780	692,239	$707,459
Unamortized debt issuance cost, net	(4,785)		(5,021)
Unamortized premium/(discount), net	432		697
Total carrying value	$860,430		$687,915

7. Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. There were no such derivatives during 2021.

The following table sets forth a summary of our interest rate swaps as of March 31, 2022 and December 31, 2021.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	LIBOR Interest Strike Rate	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Capital One, N.A.	January 28, 2022	February 1, 2022	February 11, 2027	1.609%	$200,000	$—	$6,780	$—
JPMorgan Chase Bank, N.A.	January 28, 2022	February 1, 2022	August 8, 2026	1.591%	$100,000	$—	$3,288	$—

_______________

(1)	Represents the notional value of interest rate swaps effective as of March 31, 2022.
(2)	As of March 31, 2022, all our interest rate swaps were in an asset position.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021.

	For the Three Months
	Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2022	2021
Amount of unrealized gain recognized in AOCI on derivatives	$10,068	$—
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$704	$—

Fair Value of Interest Rate Swaps

The Company’s valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs including interest rate curves.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of March 31, 2022.

		Fair Value Measurements as of March 31, 2022 Using
Balance Sheet Line Item	Fair Value as of March 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$10,068	$—	$10,068	$—

There were no interest rate swaps outstanding as of December 31, 2021.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. Changes in the fair value of derivatives not designated in hedging relationships would be recorded directly in earnings.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. Specifically, the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of March 31, 2022, the Company does not have any derivatives in a net liability position. As of March 31, 2022, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value.

8. Common Stock

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

For the three months ended March 31, 2022, the Company has issued 614,800 shares of its common stock under the 2021 $200 Million ATM Program for aggregate net proceeds of approximately $17,123. The Company has approximately $137,225 available for issuance under the 2021 $200 Million ATM Program.

Common Stock Warrants

On March 23, 2022, the common stock warrants were exercised in full and converted on a cashless basis, resulting in 139,940 shares of common stock transferred to the holder of the warrants at a fair value of $3,757. Prior to the full exercise of the common stock warrants, the Company had warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share. The warrants were accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet as they contained provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants was re-measured at each financial reporting period with any changes in fair value recognized as an unrealized appreciation/depreciation of warrants in the accompanying condensed consolidated statements of operations. The warrants were not included in the computation of diluted net loss per share for the three months ended March 31, 2021, as they were anti-dilutive since the Company recorded a net loss.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

A roll-forward of the warrants is as follows:

Balance at January 1, 2022	$5,517
Unrealized appreciation (depreciation)	(1,760)
Balance at March 23, 2022 (exercise date)	3,757
Conversion of common stock warrants	(3,757)
Balance at March 31, 2022	$—

The warrants in the amount of $5,517 at December 31, 2021 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.24, volatility of 17.5%, an expected annual dividend of $0.84, a term of 0.45 years and an annual risk-free interest rate of 0.19%.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the three months ended March 31, 2022 and the year ended December 31, 2021.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.2200	$8,137

2021
First quarter	$0.2000	$5,668
Second quarter	$0.2100	$6,528
Third quarter	$0.2100	$7,197
Fourth quarter	$0.2100	$7,583

9. Preferred Stock

Series A Preferred Stock

The table below sets forth the Company’s outstanding Series A Preferred Stock as of March 31, 2022:

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,023,551	$25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the three months ended March 31, 2022 and the year ended December 31, 2021.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.4688	$949

2021
First quarter	$0.4688	$949
Second quarter	$0.4688	$949
Third quarter	$0.4688	$949
Fourth quarter	$0.4688	$949

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Series B Preferred Stock

The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock as of March 31, 2022.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	4,411,764	$22.55	4.00%

The following table sets forth the Series B preferred stock dividends for the three months ended March 31, 2022 and the year ended December 31, 2021.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.170000	$750

2021
First quarter	$0.159375	$703
Second quarter	$0.159375	$703
Third quarter	$0.159375	$703
Fourth quarter	$0.159375	$703

10. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, had issued Operating Partnership Units (“OP Units”) to the former owners as part of the acquisition price. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also convert their respective OP Units for the Company’s common stock on a 1-to-1 basis. Upon conversion, the Company adjusts the carrying value of non-controlling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying condensed consolidated statements of changes in preferred stock and equity. OP Units outstanding as of March 31, 2022 and December 31, 2021, were 490,299 and 490,299, respectively.

The following table sets forth the OP Unit distributions that were declared during the three months ended March 31, 2022 and the year ended December 31, 2021.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2022
First quarter	$0.2200	$108

2021
First quarter	$0.2000	$121
Second quarter	$0.2100	$106
Third quarter	$0.2100	$106
Fourth quarter	$0.2100	$103

The proportionate share of the loss attributed to the OP Units was $60 and $65 for the three months ended March 31, 2022 and 2021, respectively.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

11. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the three months ended March 31, 2022:

Shares
Unvested restricted stock at January 1, 2022	227,356
Granted	120,160
Forfeited	—
Vested	(42,500)
Unvested restricted stock at March 31, 2022	305,016

The Company recorded equity-based compensation expense in the amount of $442 and $418 for the three months ended March 31, 2022 and 2021, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2022 was approximately $5,720 and is expected to be recognized over a weighted average period of approximately 3.3 years. The fair value of the 120,160 restricted shares granted during the three months ended March 31, 2022 was approximately $3,334 with a weighted average fair value of $27.75 per share.

12. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(4,470)	$(2,984)
Less: Loss attributable to non-controlling interest	(60)	(65)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,410)	(2,919)
Less: Preferred stock dividends	1,699	1,652
Less: Series B Preferred stock accretion to redemption value	1,500	1,807
Less: Amount allocated to participating securities	67	57
Net loss attributable to common stockholders	$(7,676)	$(6,435)
Denominator
Weighted-average common shares outstanding basic and diluted	36,227,582	27,204,724
Net loss per share attributable to common stockholders – basic and diluted	$(0.21)	$(0.24)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at March 31, 2022 include the 305,016 shares of restricted common stock. The restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

14. Subsequent Events

On April 6, 2022, the Company acquired a single-building, multi-tenant industrial property, consisting of approximately 76,485 square feet, located in St. Louis, Missouri for an aggregate purchase price of $8,450.

On April 14, 2022, the Company acquired a single-building, multi-tenant industrial property, consisting of approximately 78,743 square feet, located in Chicago, Illinois for an aggregate purchase price of $7,300.

On April 29, 2022, 2,205,882 shares of the Company’s Series B Convertible Redeemable Preferred Stock were converted to our common stock on a one-to-one basis.

On May 2, 2022, the Company entered into an amendment to the KeyBank unsecured facility, expanding the availability on the KeyBank unsecured line of credit up to $350 million, and entered into a new $150 million unsecured term loan (“$150m KeyBank Term Loan”). The maturity date for the $150m KeyBank Term Loan is May 2027. The maturity date for the KeyBank unsecured line of credit remains unchanged. The amendment also provided for the transition of the reference rate for the KeyBank unsecured line of credit and the $100m, $200m and $150m KeyBank Term Loans from 1-month LIBOR to the Secured Overnight Financing Rate (“SOFR”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Additionally, unforeseen factors emerge from time to time, and we cannot predict which factors will arise or their ultimate impact on our business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the outbreak of COVID-19, including, without limited, its impact on the Company’s ability to pay common stock dividends and/or the amount and frequency of the dividends;
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or REIT tax laws, and potential increases in real property tax rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2022, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2021 and 2020 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

The Company is a real estate investment trust strategically focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of March 31, 2022, the Company, through its subsidiaries, owned 151 industrial properties comprising 201 buildings with an aggregate of approximately 33.1 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Factors That May Influence Future Results of Operations

Business and Strategy

Our core investment strategy is to acquire industrial properties located in primary and secondary markets across the U.S, as well as select sub-markets across the U.S. We expect to acquire these properties through third-party purchases and structured sale-leasebacks where we believe we can achieve high initial yields and strong ongoing cash-on-cash returns.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of March 31, 2022, the Company’s portfolio was approximately 97.0% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2022 through to December 31, 2024, an aggregate of 40.8% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates as market conditions continue to improve.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the three months ended March 31, 2022.

Period	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Three Months Ended March 31, 2022
	Renewals	955,416	73.0%	$4.36	$4.91	12.6%	$0.22	$0.17
	New Leases	353,869	27.0%	$3.87	$5.02	29.7%	$0.65	$0.22
	Total/weighted average	1,309,285	100%	$4.23	$4.94	16.8%	$0.33	$0.18

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of March 31, 2022 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

During the three months ended March 31, 2022, we added an additional critical accounting policy to account for our interest rate swaps as follows:

Derivative Instruments and Hedging Activities

We record all derivatives on the accompanying consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying condensed consolidated balance sheets.

Our other critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 23, 2022 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that the following critical accounting policies involve the most judgment and complexity:

•	Investments in Real Estate
•	Impairment of Long-lived assets
•	Consolidation

Accordingly, we believe the policies set forth in our 2021 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

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

For the three months ended March 31, 2022 and 2021, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold or held for development or repurposing during the period from January 1, 2021 through March 31, 2022.

Three Months Ended March 31, 2022 Compared to March 31, 2021

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%	2022	2021	$	%
Revenue:
Rental revenue	$31,132	$29,470	$1,662	5.6%	$11,588	$2,363	$9,225	390.4%	$42,720	$31,833	$10,887	34.2%
Management fee revenue and other income	—	—	—	—	86	83	3	3.6%	86	83	3	3.6%
Total revenues	31,132	29,470	1,662	5.6%	11,674	2,446	9,228	377.3%	42,806	31,916	10,890	34.1%

Property expenses	10,820	10,178	642	6.3%	3,255	1,248	2,007	160.8%	14,075	11,426	2,649	23.2%
Depreciation and amortization									22,691	15,777	6,914	43.8%
General and administrative									3,552	3,009	543	18.0%
Total operating expenses									40,318	30,212	10,106	33.5%

Other income (expense):
Interest expense									(6,395)	(4,758)	(1,637)	34.4%
Earnings (loss) in investment of unconsolidated joint venture									(147)	(273)	126	(46.2%)
Loss on extinguishment of debt									(2,176)	—	(2,176)	—
Gain on sale of real estate									—	590	(590)	(100%	)
Unrealized (appreciation) depreciation of warrants									1,760	(247)	2,007	(812.6%	)
Total other income (expense)									(6,958)	(4,688)	(2,270)	48.4%

Net loss									$(4,470)	$(2,984)	$(1,486)	49.8%

Rental revenue: Rental revenue increased by $10,887 to $42,720 for the three months ended March 31, 2022 as compared to $31,833 for the three months ended March 31, 2021. This was primarily related to a net increase of $9,225 within acquisitions, dispositions and other primarily due to an increase in rental revenue from acquisitions, an increase of $1,662 from same store properties primarily from an increase in rent income of $385 due to scheduled rent steps, leasing activities, an increase of $1,181 in tenant reimbursements, and an increase in non-cash rent adjustments of $95 for the three months ended March 31, 2022.

Management fee revenue and other income: Management fee revenue and other income represents management fee income earned from the unconsolidated joint venture and other miscellaneous income.

Property expenses: Property expenses increased $2,649 for the three months ended March 31, 2022 to $14,075 as compared to $11,426 for the three months ended March 31, 2021. This was primarily due to a net increase of $2,007 within acquisitions, dispositions and other due to property expenses related to acquisitions. Property expenses for the same store properties increased approximately $642 driven by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by $6,914 to $22,691 for the three months ended March 31, 2022 as compared to $15,777 for the three months ended March 31, 2021, primarily due to a net increase of $8,171 within acquisitions, dispositions and other, partially offset by a decrease of $1,257 for the same store properties.

General and administrative: General and administrative expenses increased approximately $543 to $3,552 for the three months ended March 31, 2022 as compared to $3,009 for the three months ended March 31, 2021. The increase is attributable primarily to increased compensation expense of $370 due to increased head count, an increase in non-cash stock compensation of $25 and an increase in professional fees of $41.

Interest expense: Interest expense increased by approximately $1,637 to $6,395 for the three months ended March 31, 2022, as compared to $4,758 for the three months ended March 31, 2021. The increase is primarily due to additional borrowings associated with our acquisition activity during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The schedule below is a comparative analysis of the components of interest expense for the three months March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Changes in accrued interest	$644	$(43)
Amortization of debt related costs	505	369
Total change in accrued interest and amortization of debt related costs	1,149	326
Cash interest paid	5,310	4,432
Capitalized interest	(64)	—
Total interest expense	$6,395	$4,758

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents the Company’s pro-rata share of the net loss recognized by the MIR JV.

Loss on extinguishment of debt: Loss on extinguishment of debt of $2,176 for the three months ended March 31, 2022, was due to the repayment of the JPMorgan Chase Loan.

Gain on sale of real estate: Gain on sale of real estate of $590 represents the gain realized on the sale of real estate for the three months year ended March 31, 2021. There were no sales of real estate during the three months ended March 31, 2022.

Unrealized (appreciation) depreciation of warrants: Unrealized appreciation of warrants represents the change in the fair market value of our common stock warrants. The fair value of warrant derivative adjustment decreased by approximately $1,760 for the three months ended March 31, 2022, as compared to an increase of $247 for the three months ended March 31, 2021.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months
	Ended March 31,
NOI:	2022	2021
Net loss	$(4,470)	$(2,984)
General and administrative	3,552	3,009
Depreciation and amortization	22,691	15,777
Interest expense	6,395	4,758
(Earnings) loss in investment of unconsolidated joint venture	147	273
Loss on extinguishment of debt	2,176	—
Gain on sale of real estate	—	(590)
Unrealized appreciation (depreciation) of warrants	(1,760)	247
Management fee revenue and other income	(86)	(83)
NOI	$28,645	$20,407

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

	For the Three Months
	Ended March 31,
EBITDAre:	2022	2021
Net loss	$(4,470)	$(2,984)
Depreciation and amortization	22,691	15,777
Interest expense	6,395	4,758
Loss on extinguishment of debt	2,176	—
Gain on sale of real estate	—	(590)
Unrealized appreciation (depreciation) of warrants	(1,760)	247
EBITDAre	$25,032	$17,208

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

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	For the Three Months
	Ended March 31,
FFO:	2022	2021
Net loss	$(4,470)	$(2,984)
Gain on sale of real estate	—	(590)
Depreciation and amortization	22,691	15,777
Depreciation and amortization from unconsolidated joint venture	268	393
FFO:	$18,489	$12,596
Preferred stock dividends	(1,699)	(1,652)
Unrealized appreciation (depreciation) of warrants	(1,760)	247
Loss on extinguishment of debt	2,176	—
Core FFO	$17,206	$11,191

AFFO

Adjusted funds from operations, or AFFO, is presented in addition to Core FFO. AFFO is defined as Core FFO, excluding certain non-cash operating revenues and expenses, acquisition and transaction related costs for transactions not completed, capitalized interest and recurring capitalized expenditures. Recurring capitalized expenditures include expenditures required to maintain and re-tenant our properties, tenant improvements and leasing commissions. AFFO further adjusts Core FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, non-cash equity compensation and non-cash interest expense.

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months
	Ended March 31,
AFFO:	2022	2021
Core FFO	17,206	$11,191
Amortization of debt related costs	505	369
Non-cash interest expense	644	(43)
Stock compensation	442	418
Capitalized interest	(64)	—
Straight line rent	(822)	(614)
Above/below market lease rents	(1,546)	(494)
Recurring capital expenditures (1)	(1,673)	(1,860)
AFFO:	$14,692	$8,967

_______________

(1)	Excludes non-recurring capital expenditures of $8,289 and $1,234 for the three months ended March 31, 2022 and 2021, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$14,288	$14,805
Net cash used in investing activities	$(137,447)	$(61,071)
Net cash provided by financing activities	$122,054	$42,375

Operating activities: Net cash provided by operating activities for the three months ended March 31, 2022 decreased approximately $517 compared to the three months ended March 31, 2021. The decrease was primarily attributable to incremental operating cash flows from acquisitions completed between Q2 2021 and Q1 2022 and same store properties, offset by the unrealized depreciation of warrants.

Investing activities: Net cash used in investing activities for the three months ended March 31, 2022 increased approximately $76,376 compared to the three months ended March 31, 2021 primarily due to property acquisitions completed during the first three months in 2022 totaling $131,131 as opposed to $61,472 during the first three months of 2021, an increase in capital expenditures of $4,513, offset by a decrease in proceeds from the sale of real estate property and land parcel of $2,204 during the first three months of 2021.

Financing activities: Net cash provided by financing activities for the three months ended March 31, 2022 increased $79,679 compared to the three months ended March 31, 2021. The change was predominantly driven by an increase of $107,698 in net proceeds from secured and unsecured debt and the line of credit and decrease of $12 in repurchase and extinguishment of Series A Preferred Stock, offset by an increase in debt offering costs of $101, an increase of $2,543 in dividends paid and a decrease of $25,387 in net proceeds from the issuance of common stock.

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

As of March 31, 2022, we had available liquidity of approximately $67 million, comprised of $36 million in cash and cash equivalents and $31 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of March 31, 2022

The following is a schedule of our indebtedness as of March 31, 2022:

	Outstanding Balance	Interest rate at March 31, 2022		Final Maturity Date
Secured debt:
AIG Loan	$113,807	4.08%		November 1, 2023
Transamerica Loan	68,387	4.35%		August 1, 2028
Allianz Loan	63,115	4.07%		April 10, 2026
Minnesota Life Loan	20,346	3.78%		May 1, 2028
Minnesota Life Memphis Industrial Loan(1)	56,000	3.15%		January 1, 2028
Lincoln Life Gateway Mortgage	28,800	3.43%		January 1, 2028
Ohio National Life Mortgage	19,508	4.14%		August 1, 2024
Nationwide Loan	15,000	2.97%		October 1, 2027
Midland National Life Insurance Mortgage	10,820	3.50%		March 10, 2028
Total secured debt	395,783
Unamortized debt issuance costs, net	(2,635)
Unamortized premium/(discount), net	432
Secured debt, net	393,580
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.09%	(2)(3)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.11%	(2)(3)	February 11, 2027
Total unsecured debt	$300,000
Unamortized debt issuance costs, net	(2,150)
Unsecured debt, net	$297,850

Borrowings under line of credit:
KeyBank unsecured line of credit	169,000	2.00%	(2)	August 11, 2025
Total borrowings under line of credit	$169,000

_______________

(1)	On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the property. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.
(2)	The 1-month LIBOR rate as of March 31, 2022 was 0.452%. The spread over the applicable rate for the $100m and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio.
(3)	As of March 31, 2022, the 1-month LIBOR for the $100m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.591% and 1.609%, respectively.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of March 31, 2022, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

Stock Issuances

Universal Shelf S-3 Registration Statement

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S-3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of March 31, 2022, the Company has $625,447 available for issuance under the 2021 $750 Million S-3 Filing.

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

For the three months ended March 31, 2022, the Company has issued 614,800 shares of its common stock under the 2021 $200 Million ATM Program for aggregate net proceeds of approximately $17,123. The Company has approximately $137,225 available for issuance under the 2021 $200 Million ATM Program.

Off-Balance Sheet Arrangements

As of March 31, 2022, we have no off-balance sheet arrangements.

Inflation

Most of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Interest Rate Risk

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of March 31, 2022, all our outstanding variable rate debt, with the exception of the KeyBank unsecured line of credit, was fixed with interest rate swaps through maturity. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of March 31, 2022, the Company has entered into two interest rate swap agreements.

The following table details our outstanding interest rate swaps as of March 31, 2022.

Interest Rate				LIBOR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	March 31, 2022
Capital One, N.A.	January 28, 2022	February 1, 2022	February 11, 2027	1.609%	$200,000	$6,780
JPMorgan Chase Bank, N.A.	January 28, 2022	February 1, 2022	August 8, 2026	1.591%	$100,000	$3,288

_______________

(1)	Represents the notional value of interest rate swaps effective as of March 31, 2022.
(2)	As of March 31, 2022, all our interest rate swaps were in an asset position.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $543 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At March 31, 2022, we had $469,000 of outstanding variable rate debt. As of March 31, 2022, all our outstanding variable debt, with the exception of the KeyBank unsecured line of credit which has a balance of $169,000, was fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of  1.77% during the three months ended March 31, 2022. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the three months ended March 31, 2022, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the three months ended March 31, 2022, our interest expense for the quarter would have increased by approximately $54. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of March 31, 2022, our KeyBank unsecured line of credit, our $100m and $200m KeyBank Term Loans and related interest rate swaps are indexed to LIBOR. Our loan documents contain provisions that contemplate alternative methods to determine the base rate applicable to our LIBOR-indexed debt to the extent LIBOR-indexed rates are not available. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the LIBOR-indexed rates are not available. While we currently expect LIBOR-indexed rates to be available until June 30, 2023, it is possible that they will become unavailable prior to that time. We anticipate managing the transition to a preferred alternative rate using the language set out in our agreements; however, future market conditions may not allow immediate implementation of desired modifications and we may incur significant associated costs in doing so. We will continue to monitor and evaluate the potential impact on our debt payments and value of our related debt; however, we are not able to predict when LIBOR-indexed rates will cease to be available.

For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not our earnings or cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on us until we are required to refinance such debt. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the maturity dates of our various fixed rate debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands)

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk we are exposed to is interest rate risk. We have used derivative financial instruments to manage, or hedge, interest rate risks related to some of our borrowings, primarily through interest rate swaps. For additional detail, refer to Interest Rate Risk section within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Remediation of Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications.

As previously disclosed in our Annual Report, in response to the identified material weakness, we made changes to our internal control over financial reporting including reviewing and adjusting the access permissions to financial applications to more appropriately segregate access for those individuals who are also responsible for the review and approval of new or modified data, coupled with additional controls and procedures over the review of journal entries.

We have completed the documentation and testing of the changes noted above and our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluding that we have remediated the material weakness described above as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

10.1*	Employment Agreement, dated as of February 23, 2022, by and between Plymouth Industrial REIT, Inc. and Anthony Saladino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on February 27, 2022)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Preferred Stock and Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

_______________

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

By: /s/ Anthony Saladino

Anthony Saladino

Chief Financial Officer

Dated: May 4, 2022