Form 10-Q
period 2022-06-30
Plymouth Industrial REIT, Inc.
filed 2022-08-03
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2022

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

As of August 1, 2022, the Registrant had outstanding 40,127,561 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021

Assets
Real estate properties	$1,501,917	$1,254,007
Less accumulated depreciation	(172,678)	(142,192)
Real estate properties, net	1,329,239	1,111,815

Cash	16,566	26,232
Cash held in escrow	13,055	11,893
Restricted cash	6,445	5,249
Deferred lease intangibles, net	82,771	75,864
Investment in unconsolidated joint venture	—	5,833
Interest rate swaps	15,928	—
Other assets	35,485	33,919
Total assets	$1,499,489	$1,270,805

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$392,315	$352,075
Unsecured debt, net	447,126	297,840
Borrowings under line of credit	40,500	38,000
Accounts payable, accrued expenses and other liabilities	70,841	66,880
Deferred lease intangibles, net	10,337	10,273
Financing lease liability	2,237	2,227
Total liabilities	963,356	767,295
Commitments and contingencies (Note 13)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 2,007,170 and 2,023,551 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (aggregate liquidation preference of $50,179 and $50,589 at June 30, 2022 and December 31, 2021, respectively)	48,081	48,473
Series B: 2,205,882 and 4,411,764 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (aggregate liquidation preference of $50,765 and $97,277 at June 30, 2022 and December 31, 2021, respectively)	48,717	94,437

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 40,133,311 and 36,110,659 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	401	361
Additional paid in capital	604,013	532,666
Accumulated deficit	(186,101)	(177,258)
Accumulated other comprehensive income	15,720	—
Total stockholders' equity	434,033	355,769
Non-controlling interest	5,302	4,831
Total equity	439,335	360,600
Total liabilities, preferred stock and equity	$1,499,489	$1,270,805

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Rental revenue	$45,612	$32,758	$88,332	$64,591
Management fee revenue and other income	2	97	88	180
Total revenues	45,614	32,855	88,420	64,771

Operating expenses:
Property	13,799	10,940	27,874	22,366
Depreciation and amortization	24,208	16,902	46,899	32,679
General and administrative	4,146	3,309	7,698	6,318
Total operating expenses	42,153	31,151	82,471	61,363

Other income (expense):
Interest expense	(7,925)	(4,825)	(14,320)	(9,583)
Earnings (loss) in investment of unconsolidated joint venture	—	(224)	(147)	(497)
Loss on extinguishment of debt	—	—	(2,176)	—
Gain on sale of real estate	—	—	—	590
Unrealized (appreciation) depreciation of warrants	—	(636)	1,760	(883)
Total other income (expense)	(7,925)	(5,685)	(14,883)	(10,373)

Net loss	(4,464)	(3,981)	(8,934)	(6,965)
Less: Net loss attributable to non-controlling interest	(55)	(71)	(115)	(136)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,409)	(3,910)	(8,819)	(6,829)
Less: Preferred stock dividends	1,320	1,652	3,019	3,304
Less: Series B preferred stock accretion to redemption value	750	1,807	2,250	3,614
Less: Loss on extinguishment of Series A Preferred Stock	24	—	24	—
Less: Amount allocated to participating securities	65	48	132	105
Net loss attributable to common stockholders	$(6,568)	$(7,417)	$(14,244)	$(13,852)
Net loss basic and diluted per share attributable to common stockholders	$(0.17)	$(0.25)	$(0.38)	$(0.49)

Weighted-average common shares outstanding basic and diluted	39,106,576	29,348,561	37,675,032	28,282,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(4,464)	$(3,981)	$(8,934)	$(6,965)

Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	5,860	—	15,928	—
Other comprehensive income	5,860	—	15,928	—
Comprehensive income (loss)	1,396	(3,981)	6,994	(6,965)
Less: Net loss attributable to non-controlling interest	(55)	(71)	(115)	(136)
Less: Other comprehensive income (loss) attributable to non-controlling interest	73	—	208	—
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$1,378	$(3,910)	$6,901	$(6,829)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2022	2,023,551	$48,473	4,411,764	$94,437	36,110,659	$361	$532,666	$(177,258)	$—	$355,769	$4,831	$360,600
Series B Preferred stock accretion to redemption value	—	—	—	1,500	—	—	(1,500)	—	—	(1,500)	—	(1,500)
Net proceeds from common stock	—	—	—	—	614,800	7	17,116	—	—	17,123	—	17,123
Stock based compensation	—	—	—	—	—	—	442	—	—	442	—	442
Restricted shares issued	—	—	—	—	120,160	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(9,835)	—	—	(9,835)	(108)	(9,943)
Reallocation of non-controlling interest	—	—	—	—	—	—	(122)	—	—	(122)	122	—
Other comprehensive income	—	—	—	—	—	—	—	—	9,933	9,933	135	10,068
Conversion of common stock warrants	—	—	—	—	139,940	2	3,756	—	—	3,758	—	3,758
Net loss	—	—	—	—	—	—	—	(4,410)	—	(4,410)	(60)	(4,470)
Balance, March 31, 2022	2,023,551	$48,473	4,411,764	$95,937	36,985,559	$370	$542,523	$(181,668)	$9,933	$371,158	$4,920	$376,078
Repurchase and extinguishment of Series A Preferred stock	(16,381)	(392)	—	—	—	—	—	(24)	—	(24)	—	(24)
Conversion of Series B Preferred stock	—	—	(2,205,882)	(47,970)	2,205,882	22	47,948	—	—	47,970	—	47,970
Series B Preferred stock accretion to redemption value	—	—	—	750		—	(750)	—	—	(750)	—	(750)
Net proceeds from common stock	—	—	—	—	927,900	9	24,375	—	—	24,384	—	24,384
Stock based compensation	—	—	—	—	—	—	538	—	—	538	—	538
Restricted shares issued	—	—	—	—	13,970	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(10,149)	—	—	(10,149)	(108)	(10,257)
Reallocation of non-controlling interest	—	—	—	—	—	—	(472)	—	—	(472)	472	—
Other comprehensive income	—	—	—	—	—	—	—	—	5,787	5,787	73	5,860
Net loss	—	—	—	—	—	—	—	(4,409)	—	(4,409)	(55)	(4,464)
Balance, June 30, 2022	2,007,170	$48,081	2,205,882	$48,717	40,133,311	$401	$604,013	$(186,101)	$15,720	$434,033	$5,302	$439,335

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance January 1, 2021	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$—	$198,755	$4,767	$203,522
Repurchase and extinguishment of Series A Preferred stock	(448)	(12)	—	—	—	—	—	—	—	—	—	—
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	2,883,794	30	42,480	—	—	42,510	—	42,510
Stock based compensation	—	—	—	—	—	—	418	—	—	418	—	418
Restricted shares issued	—	—	—	—	110,000	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(7,320)	—	—	(7,320)	(121)	(7,441)
Net loss	—	—	—	—	—	—	—	(2,919)	—	(2,919)	(65)	(2,984)
Balance, March 31, 2021	2,023,551	$48,473	4,411,764	$89,016	28,337,955	$283	$394,523	$(165,169)	$—	$229,637	$4,581	$234,218
Series B Preferred stock accretion to redemption value	—	—	—	1,807	—	—	(1,807)	—	—	(1,807)	—	(1,807)
Net proceeds from common stock	—	—	—	—	2,646,854	26	48,558	—	—	48,584	—	48,584
Stock based compensation	—	—	—	—	—	—	461	—	—	461	—	461
Restricted shares issued	—	—	—	—	5,000	—	—	—	—	—	—	—
Redemption of partnership units	—	—	—	—	99,118	1	1,684	—	—	1,685	(1,685)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(1,078)	—	—	(1,078)	1,078	—
Dividends and distributions	—	—	—	—	—	—	(8,180)	—	—	(8,180)	(106)	(8,286)
Net loss	—	—	—	—	—	—	—	(3,910)	—	(3,910)	(71)	(3,981)
Balance, June 30, 2021	2,023,551	$48,473	4,411,764	$90,823	31,088,927	$310	$434,161	$(169,079)	$—	$265,392	$3,797	$269,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(8,934)	$(6,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,899	32,679
Straight line rent adjustment	(1,726)	(1,760)
Intangible amortization in rental revenue, net	(2,091)	(1,109)
Loss on extinguishment of debt	2,176	—
Amortization of debt related costs	1,032	739
Unrealized appreciation (depreciation) of warrants	(1,760)	883
Stock based compensation	980	879
(Earnings) loss in investment of unconsolidated joint venture	147	497
Gain on sale of real estate	—	(590)
Changes in operating assets and liabilities:
Other assets	1,146	706
Deferred leasing costs	(2,107)	(2,103)
Accounts payable, accrued expenses and other liabilities	(103)	2,761
Net cash provided by operating activities	35,659	26,617

Investing activities
Acquisition of real estate properties	(180,275)	(76,023)
Real estate improvements	(17,464)	(7,718)
Proceeds from sale of real estate, net	222	2,204
Net cash used in investing activities	(197,517)	(81,537)

Financing activities
Proceeds from issuance of common stock, net	41,507	91,094
Repayment of secured debt	(18,073)	(2,667)
Proceeds from issuance of unsecured debt	150,000	—
Proceeds from line of credit facility	161,000	42,000
Repayment of line of credit facility	(158,500)	(64,000)
Repurchase of Series A Preferred Stock	(416)	(12)
Debt issuance costs	(1,690)	—
Dividends and distributions paid	(19,278)	(14,235)
Net cash provided by financing activities	154,550	52,180

Net (decrease) increase in cash, cash held in escrow, and restricted cash	(7,308)	(2,740)
Cash, cash held in escrow, and restricted cash at beginning of period	43,374	32,054
Cash, cash held in escrow, and restricted cash at end of period	$36,066	$29,314

Supplemental Cash Flow Disclosures:
Cash paid for interest	$12,588	$8,916
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$2,895	$—

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in dividends payable	$9,204	$7,232
Distribution payable to non-controlling interest holder	$108	$106
Series B accretion to redemption value	$2,250	$3,614
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$6,373	$1,960
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$1,809	$248
Conversion of common stock warrants	$3,758	$—
Conversion of Series B Preferred Stock	$47,970	$—
Consolidation of net book value of investment in joint venture	$5,686	$—
Assumption of other assets upon consolidation of investment in joint venture	$638	$—
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$1,955	$—
Assumption of secured debt upon consolidation of investment in joint venture	$56,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of June 30, 2022 and December 31, 2021, the Company owned a 98.8% and 98.7%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of June 30, 2022, the Company, through its subsidiaries, owned 156 industrial properties comprising 206 buildings with an aggregate of approximately 33.6 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet.

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

Segments

The Company has one reportable segment, industrial properties. These properties have similar economic characteristics and meet the other criteria that permit the properties to be aggregated into one reportable segment.

Revenue Recognition

Minimum rental revenue from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the lives of the individual leases. In accordance to ASC 842, we assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842. Management fee revenue represents management fees earned from the unconsolidated joint venture. For the six months ended June 30, 2022, we recognized fees of $82 related to asset management services we provided to the unconsolidated joint venture.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2022 and December 31, 2021. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 6, and cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2022, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions.

The following table presents a reconciliation of cash, cash held in escrow and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021
Cash	$16,566	$26,232
Cash held in escrow	13,055	11,893
Restricted cash	6,445	5,249
Cash, cash held in escrow, and restricted cash	$36,066	$43,374

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

Financial instruments, including cash, restricted cash, cash held in escrow, accounts receivable, accounts payable, accrued expenses and other current liabilities, are considered Level 1 in fair value hierarchy. The amounts reported on the condensed consolidated balance sheets for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates. Derivative financial instruments are considered Level 2 in the fair value hierarchy as discussed in Note 7.

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

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by the counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying condensed consolidated balance sheets.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Debt issuance costs amounted to $10,680 and $9,710 at June 30, 2022 and December 31, 2021, respectively, and related accumulated amortization amounted to $5,395 and $4,689 at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Company has classified net unamortized debt issuance costs of $2,752 and $2,405, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020, and may be elected over time as reference rate activities occur. During the second quarter of 2022, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-bank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding instrument. To date, the adoption of ASU 2020-04 has not had a material impact on our condensed consolidated financial statements.

In March 2021, the Financial Conduct Authority formally announced that the publication of LIBOR was ending and confirmed that U.S. dollar LIBOR-indexed rates would cease to be published after June 30, 2023. For derivative financial instruments that are currently indexed to U.S dollar London Inter-bank Offered (“LIBOR”) as of June 30, 2022, we anticipate future modifications to these derivative financial instruments will not have a material impact on our condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties

Real estate properties consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Land	$229,631	$201,164
Buildings and improvements	1,112,522	930,678
Site improvements	129,510	108,756
Construction in progress	30,254	13,409
	1,501,917	1,254,007
Less: accumulated depreciation	(172,678)	(142,192)
Real estate properties, net	$1,329,239	$1,111,815

Depreciation expense was $16,093 and $10,760 for the three months ended June 30, 2022 and 2021, respectively, and $30,486 and $20,902 for the six months ended June 30, 2022 and 2021, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the six months ended June 30, 2022:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands) (1)
Atlanta, GA	January 20, 2022	150,000	1	$9,750
Jacksonville, FL	February 7, 2022	85,920	1	12,300
Cincinnati, OH; Columbus, OH; Indianapolis, IN	February 24, 2022	678,745	3	43,250
Memphis, TN	March 11, 2022	2,320,773	16	106,508	(2)
Memphis, TN	March 11, 2022	67,557	1	8,150
Atlanta, GA	March 15, 2022	200,000	1	12,500
St. Louis, MO	April 6, 2022	76,485	1	8,450
Chicago, IL	April 14, 2022	78,743	1	7,300
Cincinnati, OH; Cleveland, OH	May 18, 2022	153,903	2	12,700
Charlotte, NC	May 19, 2022	155,220	1	20,400
Total		3,967,346	28	$241,308

_______________

(1)	Purchase price does not include capitalized acquisition costs.
(2)	The purchase price of $106,508 included the assumption of $56,000 of existing debt secured by the properties and the consolidation of the net book value of investment in joint venture of $5,686. In addition, we consolidated financial assets of approximately $3,533, comprised of cash, cash held in escrow and other assets, and, liabilities of approximately $1,955 comprised of accounts payable, accrued expenses and other current liabilities.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board, (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Six Months Ended June 30, 2022
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$241,308	N/A
Acquisition costs	1,970	N/A
Total	$243,278

Allocation of Purchase Price
Land	$28,689	N/A
Building	176,230	N/A
Site improvements	20,753	N/A
Total real estate properties	225,672

Deferred Lease Intangibles
Tenant relationships	3,082	3.7
Leasing commissions	2,391	4.0
Above market lease value	732	4.3
Below market lease value	(2,520)	7.4
Lease in place value	13,654	3.6
Net deferred lease intangibles	17,339
Assumed debt – market value (Above)/below assumed market debt value	267	5.8
Totals	$243,278

All acquisitions completed during the six months ended June 30, 2022 were considered asset acquisitions under ASC 805.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the six months ended June 30, 2022 and 2021, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from leases	$33,362	$23,865	$63,946	$47,312
Straight-line rent adjustments	904	1,146	1,726	1,760
Tenant recoveries	10,801	7,131	20,569	14,410
Amortization of above market leases	(198)	(288)	(364)	(587)
Amortization of below market leases	743	904	2,455	1,696
Total	$45,612	$32,758	$88,332	$64,591

Tenant recoveries included within rental revenue for the six months ended June 30, 2022 and 2021 are variable in nature.

As a Lessee

Operating Leases

As of June 30, 2022, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 1.9 years to 33.5 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of June 30, 2022, total operating right of use assets and lease liabilities were approximately $6,130 and $7,345, respectively. The operating lease liability as of June 30, 2022 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 8.9 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three and six months ended June 30, 2022 and 2021 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense included in general and administrative expense attributable to office leases	$207	$188	$422	$370
Operating lease expense included in property expense attributable to ground sublease	9	9	18	29
Non-cash adjustment due to straight-line rent adjustments	25	17	50	104
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$241	$214	$490	$503

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

July 1, 2022 – December 31, 2022	$646
2023	1,311
2024	1,280
2025	894
2026	801
Thereafter	4,311
Total minimum operating lease payments	$9,243
Less imputed interest	(1,898)
Total operating lease liability	$7,345

Financing Leases

As of June 30, 2022, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 33.5 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability as of June 30, 2022 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 33.5 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three and six months ended June 30, 2022 and 2021 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation/amortization of financing lease right-of-use assets	$7	$6	$14	$13
Interest expense for financing lease liability	44	43	88	87
Total financing lease cost	$51	$49	$102	$100

The following table summarizes the maturity analysis of our financing lease (in thousands):

July 1, 2022 – December 31, 2022	$77
2023	155
2024	155
2025	170
2026	170
Thereafter	6,537
Total minimum financing lease payments	$7,264
Less imputed interest	(5,027)
Total financing lease liability	$2,237

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

6. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of June 30, 2022 and December 31, 2021.

	Outstanding Balance at
Debt	June 30, 2022	December 31, 2021	Interest rate at June 30, 2022	Final Maturity Date
Secured debt:
AIG Loan	$113,131	$114,477	4.08%	November 1, 2023
Transamerica Loan	68,061	68,709	4.35%	August 1, 2028
Allianz Loan	62,935	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,238	20,453	3.78%	May 1, 2028
Minnesota Life Memphis Industrial Loan(1)	56,000	—	3.15%	January 1, 2028
JPMorgan Chase Loan(2)	—	13,205	5.23%	January 1, 2027
Ohio National Life Mortgage	19,356	19,660	4.14%	August 1, 2024
Nationwide Loan	15,000	15,000	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Midland National Life Insurance Mortgage	10,820	10,820	3.50%	March 10, 2028
Total secured debt	$394,341	$354,239
Unamortized debt issuance costs, net	(2,410)	(2,861)
Unamortized premium/(discount), net	384	697
Total secured debt, net	$392,315	$352,075

Unsecured debt:
$100m KeyBank Term Loan(3)	100,000	100,000	2.80%(4)	August 11, 2026
$200m KeyBank Term Loan(3)	200,000	200,000	2.80%(4)	February 11, 2027
$150m KeyBank Term Loan(3)	150,000	—	2.80%(4)	May 2, 2027
Total unsecured debt	$450,000	$300,000
Unamortized debt issuance costs, net	(2,874)	(2,160)
Total unsecured debt, net	$447,126	$297,840

Borrowings under line of credit:
KeyBank unsecured line of credit(3)	40,500	38,000	3.01%(4)	August 11, 2025
Total borrowings under line of credit	$40,500	$38,000

_______________

(1)	On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the property. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.
(2)	On February 1, 2022, the Company repaid in full, the outstanding principal and interest balance of approximately $13,245 on the JPMorgan Chase Loan. The Company recognized a $2,176 loss on extinguishment of debt resulting from prepayment penalty and fees incurred as a result of the repayment.
(3)	On May 2, 2022, the Company entered into an amendment to the KeyBank unsecured facility. The credit facility agreement, as amended, expanded the availability on the KeyBank unsecured line of credit up to $350 million and entered into a new $150 million unsecured term loan (the “$150m KeyBank Term Loan”), with an accordion feature that allows the total borrowing capacity under the credit facility to be increased to $1 billion, subject to certain conditions. The $150m KeyBank Term Loan matures in May 2027. The maturity date for the KeyBank unsecured line of credit remains unchanged. The amendment also provided for the transition of the reference rate for the KeyBank unsecured line of credit and the $100m, $200m, and $150m KeyBank Term Loans from 1-month LIBOR to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the credit agreement, as amended, bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0% or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Borrower’s total leverage ratio.
(4)	As of June 30, 2022, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 1.15% and 1.31%, respectively. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of June 30, 2022.

Fair Value of Debt

The fair value of our debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$394,341	$390,324	$354,239	$369,459
Unsecured debt	450,000	450,000	300,000	300,000
Borrowings under line of credit, net	40,500	40,500	38,000	38,000
Total	884,841	$880,824	692,239	$707,459
Unamortized debt issuance cost, net	(5,284)		(5,021)
Unamortized premium/(discount), net	384		697
Total carrying value	$879,941		$687,915

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

The following table sets forth a summary of our interest rate swaps as of June 30, 2022 and December 31, 2021.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	LIBOR Interest Strike Rate(3)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Capital One, N.A.	January 28, 2022	February 1, 2022	February 11, 2027	1.609%	$200,000	$—	$10,900	$—
JPMorgan Chase Bank, N.A.	January 28, 2022	February 1, 2022	August 8, 2026	1.591%	$100,000	$—	$5,028	$—

_______________

(1)	Represents the notional value of interest rate swaps effective as of June 30, 2022.
(2)	As of June 30, 2022, all our interest rate swaps were in an asset position.
(3)	Both interest rate swaps were transitioned to SOFR on July 13, 2022. See note 14 for additional disclosure.

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

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2022	2021	2022	2021
Amount of unrealized gain recognized in AOCI on derivatives	$5,860	$—	$15,928	$—
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$635	$—	$1,339	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of June 30, 2022.

		Fair Value Measurements as of June 30, 2022 Using
Balance Sheet Line Item	Fair Value as of June 30, 2022	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$15,928	$—	$15,928	$—

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

As of June 30, 2022, the Company does not have any derivatives in a net liability position. As of June 30, 2022, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at their termination value.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

8. Common Stock

ATM Program

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

For the six months ended June 30, 2022, the Company has issued 1,542,700 shares of its common stock under the 2021 $200 Million ATM Program for aggregate net proceeds of approximately $41,507. The Company has approximately $112,313 available for issuance under the 2021 $200 Million ATM Program.

Common Stock Warrants

On March 23, 2022, the common stock warrants were exercised in full and converted on a cashless basis, resulting in 139,940 shares of common stock transferred to the holder of the warrants at a fair value of $3,757. Prior to the full exercise of the common stock warrants, the Company had warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share. The warrants were accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet as they contained provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants was re-measured at each financial reporting period with any changes in fair value recognized as an unrealized appreciation/depreciation of warrants in the accompanying condensed consolidated statements of operations. The warrants were not included in the computation of diluted net loss per share during the six months ended June 30, 2022 and 2021.

A roll-forward of the warrants is as follows:

Balance at January 1, 2022	$5,517
Unrealized appreciation (depreciation)	(1,760)
Balance at March 23, 2022 (exercise date)	3,757
Conversion of common stock warrants	(3,757)
Balance at June 30, 2022	$—

The warrants in the amount of $5,517 at December 31, 2021 represent their fair value determined using a Binomial Valuation Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $16.24, volatility of 17.5%, an expected annual dividend of $0.84, a term of 0.45 years and an annual risk-free interest rate of 0.19%.

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the six months ended June 30, 2022 and the year ended December 31, 2021.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.2200	$8,137
Second quarter	$0.2200	$8,829

2021
First quarter	$0.2000	$5,668
Second quarter	$0.2100	$6,528
Third quarter	$0.2100	$7,197
Fourth quarter	$0.2100	$7,583

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

9. Preferred Stock

Series A Preferred Stock

During the six months ended June 30, 2022, the Company repurchased and retired 16,381 shares of Series A Preferred Stock. The table below sets forth the Company’s outstanding Series A Preferred Stock as of June 30, 2022.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	2,007,170	$25.00	7.5%

The following table sets forth the 7.5% Series A preferred stock distributions that were declared during the six months ended June 30, 2022 and the year ended December 31, 2021.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.4688	$949
Second quarter	$0.4688	$945

2021
First quarter	$0.4688	$949
Second quarter	$0.4688	$949
Third quarter	$0.4688	$949
Fourth quarter	$0.4688	$949

Series B Preferred Stock

On April 29, 2022, 2,205,882 shares of the Company’s Series B Convertible Redeemable Preferred Stock were converted to our common stock on a one-to-one basis. The table below sets forth the Company’s outstanding Series B Convertible Redeemable Preferred Stock as of June 30, 2022.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Current Dividend Rate
Series B Convertible Redeemable Preferred Stock	12/14/2018	2,205,882	$23.01	4.00%

The following table sets forth the Series B preferred stock dividends for the six months ended June 30, 2022 and the year ended December 31, 2021.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.170000	$750
Second quarter	$0.170000	$375

2021
First quarter	$0.159375	$703
Second quarter	$0.159375	$703
Third quarter	$0.159375	$703
Fourth quarter	$0.159375	$703

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

10. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, had issued Operating Partnership Units (“OP Units”) to the former owners as part of the acquisition price. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also convert their respective OP Units for the Company’s common stock on a 1-to-1 basis. Upon conversion, the Company adjusts the carrying value of non-controlling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying condensed consolidated statements of changes in preferred stock and equity. OP Units outstanding as of June 30, 2022 and December 31, 2021, were 490,299 and 490,299, respectively.

The following table sets forth the OP Unit distributions that were declared during the six months ended June 30, 2022 and the year ended December 31, 2021.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2022
First quarter	$0.2200	$108
Second quarter	$0.2200	$108

2021
First quarter	$0.2000	$121
Second quarter	$0.2100	$106
Third quarter	$0.2100	$106
Fourth quarter	$0.2100	$103

The proportionate share of the loss attributed to the OP Units was $55 and $71 for the three months ended June 30, 2022 and 2021, respectively, and $115 and $136 for the six months ended June 30, 2022 and 2021, respectively.

11. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the six months ended June 30, 2022:

Shares
Unvested restricted stock at January 1, 2022	227,356
Granted	137,130
Forfeited	(3,000)
Vested	(67,532)
Unvested restricted stock at June 30, 2022	293,954

The Company recorded equity-based compensation expense in the amount of $980 and $879 for the six months ended June 30, 2022 and 2021, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2022 was approximately $5,422 and is expected to be recognized over a weighted average period of approximately 3.1 years. The fair value of the 137,130 restricted shares granted during the six months ended June 30, 2022 was approximately $3,636 with a weighted average fair value of $26.52 per share.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

12. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(4,464)	$(3,981)	$(8,934)	$(6,965)
Less: Net loss attributable to non-controlling interest	(55)	(71)	(115)	(136)
Net loss attributable to Plymouth Industrial REIT, Inc.	(4,409)	(3,910)	(8,819)	(6,829)
Less: Preferred stock dividends	1,320	1,652	3,019	3,304
Less: Series B Preferred stock accretion to redemption value	750	1,807	2,250	3,614
Less: Loss on extinguishment of Series A Preferred stock	24	—	24	—
Less: Amount allocated to participating securities	65	48	132	105
Net loss attributable to common stockholders	$(6,568)	$(7,417)	$(14,244)	$(13,852)
Denominator
Weighted-average common shares outstanding basic and diluted	39,106,576	29,348,561	37,675,032	28,282,565
Net loss per share attributable to common stockholders – basic and diluted	$(0.17)	$(0.25)	$(0.38)	$(0.49)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at June 30, 2022 include the 293,954 shares of restricted common stock. The restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

14. Subsequent Events

On July 7, 2022, the Company acquired a single-building, single-tenant industrial property, consisting of approximately 197,518 square feet, located in Cleveland, Ohio for an aggregate purchase price of $16,500.

On July 13, 2022, the Company entered into an amendment to the $100,000 notional interest rate swap agreement with JPMorgan Chase Bank, N.A. The amendment transitions the previous USD-LIBOR floating rate to USD-SOFR CME Term, adjusting the fixed rate to 1.504%. The amendment is effective July 1, 2022, and terminates August 8, 2026.

On July 13, 2022, the Company entered into an amendment to the $200,000 notional interest rate swap agreement with Capital One, N.A. The amendment transitions the previous USD-LIBOR floating rate to USD-SOFR CME Term, adjusting the fixed rate to 1.5273%. The amendment is effective July 1, 2022, and terminates February 11, 2027.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2022, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2021 and 2020 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

The Company is a real estate investment trust strategically focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of June 30, 2022, the Company, through its subsidiaries, owned 156 industrial properties comprising 206 buildings with an aggregate of approximately 33.6 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of June 30, 2022, the Company’s portfolio was approximately 97.3% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from July 1, 2022 through to December 31, 2024, an aggregate of 36.0% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market rates to reflect current market conditions.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the six months ended June 30, 2022.

Period	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Six Months Ended June 30, 2022
	Renewals	1,419,046	50.8%	$4.70	$5.17	10.0%	$0.22	$0.16
	New Leases	1,373,890	49.2%	$3.70	$4.88	31.9%	$0.42	$0.26
	Total/weighted average	2,792,936	100%	$4.21	$5.03	19.5%	$0.32	$0.21

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of June 30, 2022 during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

During the six months ended June 30, 2022, we added an additional critical accounting policy to account for our interest rate swaps as follows:

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

For the three and six months ended June 30, 2022 and 2021, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly-owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold or held for development or repurposing during the period from January 1, 2021 through June 30, 2022.

Three Months Ended June 30, 2022 Compared to June 30, 2021

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change			Three Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%		2022	2021	$	%
Revenue:
Rental revenue	$31,412	$29,314	$2,098	7.2%	$14,200	$3,444	$10,756	312.3%		$45,612	$32,758	$12,854	39.2%
Management fee revenue and other income	—	—	—	—	2	97	(95)	(97.9%	)	2	97	(95)	(97.9%	)
Total revenues	31,412	29,314	2,098	7.2%	14,202	3,541	10,661	301.1%		45,614	32,855	12,759	38.8%

Property expenses	9,777	9,690	87	0.9%	4,022	1,250	2,772	221.7%		13,799	10,940	2,859	26.1%
Depreciation and amortization										24,208	16,902	7,306	43.2%
General and administrative										4,146	3,309	837	25.2%
Total operating expenses										42,153	31,151	11,002	35.3%

Other income (expense):
Interest expense										(7,925)	(4,825)	(3,100)	64.2%
Earnings (loss) in investment of unconsolidated joint venture										—	(224)	224	(100%	)
Unrealized (appreciation) depreciation of warrants										—	(636)	636	(100%	)
Total other income (expense)										(7,925)	(5,685)	(2,240)	39.4%

Net loss										$(4,464)	$(3,981)	$(483)	12.1%

Rental revenue: Rental revenue increased by $12,854 to $45,612 for the three months ended June 30, 2022 as compared to $32,758 for the three months ended June 30, 2021. This was primarily related to a net increase of $10,756 within acquisitions, dispositions and other primarily due to an increase in rental revenue from acquisitions, an increase of $2,098 from same store properties primarily from an increase in rent income of $1,410 due to scheduled rent steps, leasing activities, an increase of $1,676 in tenant reimbursements, partially offset by a decrease in non-cash rent adjustments of $1,014 for the three months ended June 30, 2022.

Management fee revenue and other income: Management fee revenue and other income represents management fee income earned from the unconsolidated joint venture and other miscellaneous income. As a result of the acquisition and consolidation of the remaining 80% interest of the former MIR JV from the MIR JV Partner on March 11, 2022, the Company will no longer earn management fee revenue related to the former MIR JV.

Property expenses: Property expenses increased $2,859 for the three months ended June 30, 2022 to $13,799 as compared to $10,940 for the three months ended June 30, 2021. This was primarily due to a net increase of $2,772 within acquisitions, dispositions and other due to property expenses related to acquisitions. Property expenses for the same store properties increased approximately $87 driven by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by $7,306 to $24,208 for the three months ended June 30, 2022 as compared to $16,902 for the three months ended June 30, 2021, primarily due to a net increase of $8,808 within acquisitions, dispositions and other, partially offset by a decrease of $1,502 for the same store properties.

General and administrative: General and administrative expenses increased approximately $837 to $4,146 for the three months ended June 30, 2022 as compared to $3,309 for the three months ended June 30, 2021. The increase is attributable primarily to increased compensation expense of $181 due to increased head count, an increase in non-cash stock compensation of $77 and an increase in professional fees of $325.

Interest expense: Interest expense increased by approximately $3,100 to $7,925 for the three months ended June 30, 2022, as compared to $4,825 for the three months ended June 30, 2021. The increase is primarily due to additional borrowings associated with our acquisition activity during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The schedule below is a comparative analysis of the components of interest expense for the three months June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Changes in accrued interest	$262	$(29)
Amortization of debt related costs	527	370
Total change in accrued interest and amortization of debt related costs	789	341
Cash interest paid	7,278	4,484
Capitalized interest	(142)	—
Total interest expense	$7,925	$4,825

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents the Company’s pro-rata share of the net loss recognized by the former MIR JV, which was consolidated into the Company’s condensed consolidated financial statements following the Company’s acquisition of the remaining 80% interest in the MIR JV from the MIR JV Partner on March 11, 2022.

Unrealized (appreciation) depreciation of warrants: Unrealized (appreciation) depreciation of warrants represents the change in the fair market value of our common stock warrants. For the three months ended June 30, 2021, the Company recorded an unrealized appreciation of warrants of $636. During Q1 2022, all common stock warrants were fully exercised on a cash-less basis and no warrants remained outstanding as of June 30, 2022.

Six Months Ended June 30, 2022 Compared to June 30, 2021

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Six Months Ended June 30,		Change		Six Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%		2022	2021	$	%
Revenue:
Rental revenue	$62,544	$58,784	$3,760	6.4%	$25,788	$5,807	$19,981	344.1%		$88,332	$64,591	$23,741	36.8%
Management fee revenue and other income	—	—	—	—	88	180	(92)	(51.1%	)	88	180	(92)	(51.1%	)
Total revenues	62,544	58,784	3,760	6.4%	25,876	5,987	19,889	332.2%		88,420	64,771	23,649	36.5%

Property expenses	20,598	19,867	731	3.7%	7,276	2,499	4,777	191.2%		27,874	22,366	5,508	24.6%
Depreciation and amortization										46,899	32,679	14,220	43.5%
General and administrative										7,698	6,318	1,380	21.8%
Total operating expenses										82,471	61,363	21,108	34.4%

Other income (expense):
Interest expense										(14,320)	(9,583)	(4,737)	49.4%
Earnings (loss) in investment of unconsolidated joint venture										(147)	(497)	350	(70.4%	)
Loss on extinguishment of debt										(2,176)	—	(2,176)	—
Gain on sale of real estate										—	590	(590)	(100%	)
Unrealized (appreciation) depreciation of warrants										1,760	(883)	2,643	(299.3%	)
Total other income (expense)										(14,883)	(10,373)	(4,510)	43.5%

Net loss										$(8,934)	$(6,965)	$(1,969)	28.3%

Rental revenue: Rental revenue increased by $23,741 to $88,332 for the six months ended June 30, 2022 as compared to $64,591 for the six months ended June 30, 2021. This was primarily related to a net increase of $19,981 within acquisitions, dispositions and other primarily due to an increase in rental revenue from acquisitions, an increase of $3,760 from same store properties primarily from an increase in rent income of $1,812 due to scheduled rent steps, leasing activities, an increase of $2,856 in tenant reimbursements, partially offset by a decrease in non-cash rent adjustments of $919 for the six months ended June 30, 2022.

Management fee revenue and other income: Management fee revenue and other income represents management fee income earned from the unconsolidated joint venture and other miscellaneous income. As a result of the acquisition and consolidation of the remaining 80% interest of the former MIR JV from the MIR JV Partner on March 11, 2022, the Company will no longer earn management fee revenue related to the former MIR JV.

Property expenses: Property expenses increased $5,508 for the six months ended June 30, 2022 to $27,874 as compared to $22,366 for the six months ended June 30, 2021. This was primarily due to a net increase of $4,777 within acquisitions, dispositions and other due to property expenses related to acquisitions. Property expenses for the same store properties increased approximately $731 driven by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by $14,220 to $46,899 for the six months ended June 30, 2022 as compared to $32,679 for the six months ended June 30, 2021, primarily due to a net increase of $16,979 within acquisitions, dispositions and other, partially offset by a decrease of $2,759 for the same store properties.

General and administrative: General and administrative expenses increased approximately $1,380 to $7,698 for the six months ended June 30, 2022 as compared to $6,318 for the six months ended June 30, 2021. The increase is attributable primarily to increased compensation expense of $551 due to increased head count, an increase in non-cash stock compensation of $102 and an increase in professional fees of $367.

Interest expense: Interest expense increased by approximately $4,737 to $14,320 for the six months ended June 30, 2022, as compared to $9,583 for the six months ended June 30, 2021. The increase is primarily due to additional borrowings associated with our acquisition activity during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The schedule below is a comparative analysis of the components of interest expense for the six months June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Changes in accrued interest	$906	$(72)
Amortization of debt related costs	1,032	739
Total change in accrued interest and amortization of debt related costs	1,938	667
Cash interest paid	12,588	8,916
Capitalized interest	(206)	—
Total interest expense	$14,320	$9,583

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents the Company’s pro-rata share of the net loss recognized by the former MIR JV, which was consolidated into the Company’s condensed consolidated financial statements following the Company’s acquisition of the remaining 80% interest in the MIR JV from the MIR JV Partner on March 11, 2022.

Loss on extinguishment of debt: Loss on extinguishment of debt of $2,176 for the six months ended June 30, 2022, was due to the repayment of the JPMorgan Chase Loan.

Gain on sale of real estate: Gain on sale of real estate of $590 represents the gain realized on the sale of real estate for the six months ended June 30, 2021. There was no gain/loss on sales of real estate during the six months ended June 30, 2022.

Unrealized (appreciation) depreciation of warrants: Unrealized (appreciation) depreciation of warrants represents the change in the fair market value of our common stock warrants. For the six months ended June 30, 2022 and 2021, the Company recorded an unrealized depreciation of warrants of $1,760 and an unrealized appreciation of warrants of $833, respectively. During Q1 2022, all common stock warrants were fully exercised on a cash-less basis and no warrants remained outstanding as of June 30, 2022.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
NOI:	2022	2021	2022	2021
Net loss	$(4,464)	$(3,981)	$(8,934)	$(6,965)
General and administrative	4,146	3,309	7,698	6,318
Depreciation and amortization	24,208	16,902	46,899	32,679
Interest expense	7,925	4,825	14,320	9,583
(Earnings) loss in investment of unconsolidated joint venture	—	224	147	497
Loss on extinguishment of debt	—	—	2,176
Gain on sale of real estate	—	—	—	(590)
Unrealized appreciation (depreciation) of warrants	—	636	(1,760)	883
Management fee revenue and other income	(2)	(97)	(88)	(180)
NOI	$31,813	$21,818	$60,458	$42,225

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
EBITDAre:	2022	2021	2022	2021
Net loss	$(4,464)	$(3,981)	$(8,934)	$(6,965)
Depreciation and amortization	24,208	16,902	46,899	32,679
Interest expense	7,925	4,825	14,320	9,583
Loss on extinguishment of debt	—	—	2,176
Gain on sale of real estate	—	—	—	(590)
Unrealized appreciation (depreciation) of warrants	—	636	(1,760)	883
EBITDAre	$27,669	$18,382	$52,701	$35,590

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

We define FFO consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends. Core FFO represents FFO reduced by dividends paid (or declared) to holders of our preferred stock, acquisition and transaction related expenses for transactions not completed, and excludes certain non-cash operating expenses such as impairment on real estate lease, unrealized appreciation/(depreciation) of warrants and loss on extinguishment of debt. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
FFO:	2022	2021	2022	2021
Net loss	$(4,464)	$(3,981)	$(8,934)	$(6,965)
Gain on sale of real estate	—	—	—	(590)
Depreciation and amortization	24,208	16,902	46,899	32,679
Depreciation and amortization from unconsolidated joint venture	—	408	268	801
FFO:	$19,744	$13,329	$38,233	$25,925
Preferred stock dividends	(1,320)	(1,652)	(3,019)	(3,304)
Acquisition expenses	150	—	150	—
Unrealized appreciation (depreciation) of warrants	—	636	(1,760)	883
Loss on extinguishment of debt	—	—	2,176	—
Core FFO	$18,574	$12,313	$35,780	$23,504

AFFO

Adjusted funds from operations, or AFFO, is presented in addition to Core FFO. AFFO is defined as Core FFO, excluding certain non-cash operating revenues and expenses, capitalized interest and recurring capitalized expenditures. Recurring capitalized expenditures include expenditures required to maintain and re-tenant our properties, tenant improvements and leasing commissions. AFFO further adjusts Core FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, non-cash equity compensation and non-cash interest expense.

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
AFFO:	2022	2021	2022	2021
Core FFO	$18,574	$12,313	35,780	$23,504
Amortization of debt related costs	527	370	1,032	739
Non-cash interest expense	262	(29)	906	(72)
Stock compensation	538	461	980	879
Capitalized interest	(142)	—	(206)	—
Straight line rent	(904)	(1,146)	(1,726)	(1,760)
Above/below market lease rents	(545)	(616)	(2,091)	(1,109)
Recurring capital expenditures (1)	(1,782)	(1,555)	(3,455)	(3,415)
AFFO:	$16,528	$9,798	$31,220	$18,766

______________

(1)	Excludes non-recurring capital expenditures of $14,515 and $6,350 for the three months ended June 30, 2022 and 2021, respectively, and $22,804 and $7,584 for the six months ended June 30, 2022 and 2021 respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$35,659	$26,617
Net cash used in investing activities	$(197,517)	$(81,537)
Net cash provided by financing activities	$154,550	$52,180

Operating activities: Net cash provided by operating activities for the six months ended June 30, 2022 increased approximately $9,042 compared to the six months ended June 30, 2021. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q3 2021 and Q2 2022 and same store properties, offset by the unrealized depreciation of warrants.

Investing activities: Net cash used in investing activities for the six months ended June 30, 2022 increased approximately $115,980 compared to the six months ended June 30, 2021 primarily due to property acquisitions completed during the first six months in 2022 totaling $180,275 as opposed to $76,023 during the first six months of 2021, an increase in capital expenditures of $9,746, offset by a decrease in proceeds from the sale of real estate property and land parcel of $1,982 during the first six months of 2021.

Financing activities: Net cash provided by financing activities for the six months ended June 30, 2022 increased $102,370 compared to the six months ended June 30, 2021. The change was predominantly driven by an increase of $159,094 in net proceeds from secured and unsecured debt and the line of credit, an increase of $404 in repurchase and extinguishment of Series A Preferred Stock, an increase in debt offering costs of $1,690, an increase of $5,043 in dividends paid, and a decrease of $49,587 in net proceeds from the issuance of common stock.

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

As of June 30, 2022, we had available liquidity of approximately $339.3 million, comprised of $29.8 million in cash and cash equivalents and $309.5 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of June 30, 2022

The following is a schedule of our indebtedness as of June 30, 2022:

	Outstanding Balance	Interest rate at June 30, 2022		Final Maturity Date
Secured debt:
AIG Loan	$113,131	4.08%		November 1, 2023
Transamerica Loan	68,061	4.35%		August 1, 2028
Allianz Loan	62,935	4.07%		April 10, 2026
Minnesota Life Loan	20,238	3.78%		May 1, 2028
Minnesota Life Memphis Industrial Loan(1)	56,000	3.15%		January 1, 2028
Lincoln Life Gateway Mortgage	28,800	3.43%		January 1, 2028
Ohio National Life Mortgage	19,356	4.14%		August 1, 2024
Nationwide Loan	15,000	2.97%		October 1, 2027
Midland National Life Insurance Mortgage	10,820	3.50%		March 10, 2028
Total secured debt	394,341
Unamortized debt issuance costs, net	(2,410)
Unamortized premium/(discount), net	384
Secured debt, net	392,315
Unsecured debt:
$100m KeyBank Term Loan(2)	100,000	2.80%	(3)	August 11, 2026
$200m KeyBank Term Loan(2)	200,000	2.80%	(3)	February 11, 2027
$150m KeyBank Term Loan(2)	150,000	2.80%	(3)	May 2, 2027
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(2,874)
Unsecured debt, net	$447,126

Borrowings under line of credit:
KeyBank unsecured line of credit(2)	40,500	3.01%	(3)	August 11, 2025
Total borrowings under line of credit	$40,500

_______________

(1)	On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the property. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.
(2)	On May 2, 2022, the Company entered into an amendment to the KeyBank unsecured facility. The credit facility agreement, as amended, expanded the availability on the KeyBank unsecured line of credit up to $350 million and entered into a new $150 million unsecured term loan (the “$150m KeyBank Term Loan”), with an accordion feature that allows the total borrowing capacity under the credit facility to be increased to $1 billion, subject to certain conditions. The $150m KeyBank Term Loan matures in May 2027. The maturity date for the KeyBank unsecured line of credit remains unchanged. The amendment also provided for the transition of the reference rate for the KeyBank unsecured line of credit and the $100m, $200m, and $150m KeyBank Term Loans from 1-month LIBOR to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the credit agreement, as amended, bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0% or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Borrower’s total leverage ratio plus 0.1% SOFR index adjustment0000.
(3)	As of June 30, 2022, the one-month term SOFR for our unsecured debt and borrowings under line of credit is 1.15% and 1.31%, respectively. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of June 30, 2022, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

Stock Issuances

Universal Shelf S-3 Registration Statement

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S-3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of June 30, 2022, the Company has $600,536 available for issuance under the 2021 $750 Million S-3 Filing.

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

For the six months ended June 30, 2022, the Company has issued 1,542,700 shares of its common stock under the 2021 $200 Million ATM Program for aggregate net proceeds of approximately $41,507. The Company has approximately $112,313 available for issuance under the 2021 $200 Million ATM Program.

Off-Balance Sheet Arrangements

As of June 30, 2022, we have no off-balance sheet arrangements.

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

Interest Rate Risk

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of June 30, 2022, all our outstanding variable rate debt, with the exception of the KeyBank unsecured line of credit, was fixed with interest rate swaps through maturity. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of June 30, 2022, the Company has entered into two interest rate swap agreements.

The following table details our outstanding interest rate swaps as of June 30, 2022.

Interest Rate				LIBOR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	June 30, 2022
Capital One, N.A.	January 28, 2022	February 1, 2022	February 11, 2027	1.609%	$200,000	$10,900
JPMorgan Chase Bank, N.A.	January 28, 2022	February 1, 2022	August 8, 2026	1.591%	$100,000	$5,028

_______________

(1)	Represents the notional value of interest rate swaps effective as of June 30, 2022.
(2)	As of June 30, 2022, all our interest rate swaps were in an asset position.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $4,528 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At June 30, 2022, we had $490,500 of outstanding variable rate debt. As of June 30, 2022, all our outstanding variable debt, with the exception of the $150m KeyBank Term Loan and the KeyBank unsecured line of credit which have a balance of $150,000 and $40,500 respectively, was fixed with interest rate swaps through maturity. The $150m KeyBank Term Loan and KeyBank unsecured line of credit were subject to a weighted average interest rate of  2.85% during the six months ended June 30, 2022. Based on the variable rate borrowings for our $150 KeyBank Term Loan and KeyBank unsecured line of credit outstanding during the six months ended June 30, 2022, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the six months ended June 30, 2022, our interest expense for the quarter would have increased by approximately $109. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of June 30, 2022, our interest rate swaps are indexed to LIBOR. While we currently expect LIBOR-indexed rates to be available until June 30, 2023, it is possible that they will become unavailable prior to that time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands)

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The primary market risk we are exposed to is interest rate risk. We have used derivative financial instruments to manage, or hedge, interest rate risks related to some of our borrowings, primarily through interest rate swaps. For additional detail, refer to Interest Rate Risk section within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

10.1	Second Amended and Restated Credit Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors named therein, KeyBank National Association and the other lenders party thereto, as amended by the Second Amendment, Increase and Joinder Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on May 4, 2022

10.2	Term Loan Credit Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors named therein, KeyBank National Association and the other lenders party thereto, as amended by the First Amendment and Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on May 4, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Dated: August 3, 2022