Form 10-K
period 2022-12-31
Plymouth Industrial REIT, Inc.
filed 2023-02-23
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the NYSE on June 30, 2022) was $697,207,089.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 20, 2023 was 43,030,864.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2022.

Plymouth Industrial REIT, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Additionally, unforeseen factors emerge from time to time, and we cannot predict which factors will arise or their ultimate impact on our business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the uncertainty and economic impacts of pandemics, epidemics or other public health emergencies or fear of such events, such as the outbreak of COVID-19, including, without limitation, its impact on the Company’s ability to pay common stock dividends and/or the amount and frequency of those dividends;
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust, or REIT, tax laws, and potential increases in real property tax rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Glossary

In this Annual Report on Form 10-K:

•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2022, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Company Portfolio” means the 157 distribution centers, warehouse, light industrial and small bay industrial properties which we wholly own as of December 31, 2022, and does not include our property management office located in Columbus, Ohio;
•	“gateway markets” means gateway cities and the following six largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Washington, DC, Miami and Seattle;
•	“OP units” means units of limited partnership interest in our operating partnership;
•	“our operating partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“Plymouth,” “our company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation, and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., the issuer of the shares of Common and Preferred stock, in this annual report;
•	“primary markets” means the following two metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Chicago and Atlanta;
•	“secondary markets” means for our purposes non-primary markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the U.S.: Austin, Baltimore, Boston, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa;

Our definitions of primary and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

PART I

Item 1. Business

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership, management, redevelopment and development of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. The Company was founded in March 2011 by two of our executive officers, Jeffrey Witherell and Pendleton White, Jr., each of whom have over 25 years of experience acquiring, owning and operating commercial real estate properties. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange under the symbol “PLYM”. Our headquarters and executive offices are located in Boston, Massachusetts. Additionally, we have regional offices in Columbus, Ohio, Jacksonville, Florida, Memphis, Tennessee, and Atlanta, Georgia.

We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own substantially all of our assets and conduct substantially all of our business through Plymouth Industrial OP, LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2022, the Company owned a 98.9% equity interest in the Operating Partnership. Any net proceeds from our public offerings will be contributed to the Operating Partnership in exchange for OP units. Our interest in the Operating Partnership will generally entitle us to share in cash distributions from, and in the profits and losses of, our Operating Partnership in proportion to our percentage ownership. As the sole general partner of the Operating Partnership, we generally have the exclusive power under the partnership agreement to manage and conduct its business and affairs, subject to certain limited approval and voting rights of the limited partners.

As of December 31, 2022, the Company’s portfolio consists of 157 industrial properties (the “Company Portfolio”) comprising of 208 buildings located in twelve states with an aggregate of approximately 33.8 million rentable square feet. The Company Portfolio was 99.0% leased to 478 different tenants across 33 industry types as of December 31, 2022.

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

Financing Strategy

We intend to maintain a flexible and growth-oriented capital structure. We intend to use the net proceeds from our public offerings along with additional indebtedness to acquire industrial properties. Our additional indebtedness may include unsecured arrangements such as our revolving credit facility and term loans, or, secured arrangements such as a mortgage. We believe that we will have the ability to leverage newly-acquired properties with our long-term target debt-to-value ratio of less than 50%. We also anticipate using OP units to acquire properties from existing owners interested in tax-deferred transactions.

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

Human Capital

As of December 31, 2022, we had forty-four full time employees. None of our employees are represented by a collective bargaining agreement.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional development of our employees and advancement based on merit. As of December 31, 2022, females constituted approximately 40% of our workforce and 40% of our managerial employees. We intend to continue utilizing a multifaceted recruiting, talent development, and internal promotion strategy to expand the diversity of our employee base across all roles and functions.

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

Summary of Risk Factors

Risks Related to Our Business and Operations:

•	Our assets are concentrated in the industrial real estate sector, and our business could be materially and adversely affected by an economic downturn in that sector.
•	Our assets are geographically concentrated in two primary and eleven secondary markets, which causes us to be especially susceptible to adverse developments in those markets.
•	Our assets are comprised entirely of industrial properties located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States, which subjects us to risks associated with concentrating the Company’s portfolio on such assets.
•	We are subject to risks associated with single tenant leases, and the default by one or more tenants could materially and adversely affect our results of operations and financial results.
•	We are subject to risks related to tenant concentration, which could materially adversely affect our cash flows, result of operations and financial condition.

Risks Associated with Our Indebtedness:

•	Debt service payments on our significant indebtedness may leave us with insufficient cash resources to operate our properties or pay dividends as current contemplated or necessary to maintain our REIT qualification.
•	Restrictive covenants in our debt instruments could restrict our operations and failure to comply with these restrictions could result in the acceleration of our debt.
•	Unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire.
•	Our existing loan agreements contain balloon payment obligations, which may materially and adversely affect our financial condition and our ability to make distributions.
•	Our existing loan agreements are secured by various properties within our portfolio or the equity of our property-owning subsidiaries, so a default under any of these loan documents could result in a loss of the secured properties.
•	Our hedging strategies may not mitigate the risks related to our variable rate debt.
•	An increase in interest rates could adversely impact our financial condition, results of operations and cash flows.

Risks Related to the Real Estate Industry and the Broader Economy:

•	The illiquidity of real estate assets could significantly impede our ability to response to adverse changes in the performance of our properties and harm our financial results.
•	Any resurgence of the COVID-19 pandemic or any unforeseen factor that emerges out of that pandemic or any other public health crisis could materially adversely affect our results of operations and financial results.
•	Declining real estate valuations and impairment charges could materially adversely affect our financial condition and results of operations.
•	Adverse economic conditions and any dislocations in the credit markets could materially adversely affect our financial condition and results of operations.

Risks Related to Our Organizational Structure:

•	Our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategy.

•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of the holders of the partnership interests of our operating partnership.
•	Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer, or prevent a change of control transaction.
•	Our charter contains certain ownership limits with respect to our stock.
•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Risks Related to Our Status as a REIT:

•	Failure to maintain our qualification as a REIT would have significant adverse consequences to us.
•	If our operating partnership failed to qualify as a partnership or a disregarded entity for federal tax purposes, we would cease to qualify as a REIT.
•	To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

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

Our portfolio is geographically concentrated in two primary and eleven secondary markets, which causes us to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our wholly owned portfolio consists of holdings in the following markets (which accounted for the percentage of our total annualized rent indicated) as of December 31, 2022: Chicago (21.1%); Cleveland (12.6%); Memphis (12.1%); Indianapolis (10.7%); St. Louis (10.2%); Jacksonville (9.5%); Columbus (9.1%); Cincinnati (6.7%); Atlanta (4.7%); Boston (1.2%); Charlotte (0.8%); Philadelphia (0.7%); and Kansas City (0.6%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. We cannot assure you that any of our target markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in our target markets. Any adverse economic or real estate developments in our target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

Our portfolio is comprised of industrial properties in primary and secondary markets, as well as select sub-markets which subjects us to risks associated with concentrating our portfolio on such assets.

Our portfolio is comprised of industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties in primary and secondary markets, as well as select sub-markets. While we believe that industrial properties in our targeted markets have shown positive trends, we cannot give any assurance that these trends will continue. Any developments or circumstances that adversely affect the value of such industrial properties generally could have a more significant adverse impact on us than if our portfolio was diversified by asset type, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

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

Leases representing 9.7%, 19.4% and 21.9% of the rentable square footage of the industrial properties in our portfolio will expire in 2023, 2024 and 2025, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be adversely affected.

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

Our total consolidated indebtedness as of December 31, 2022 consists of approximately $918.7 million of indebtedness. We may incur significant additional debt to finance future acquisition and development activities.

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

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve or changes in the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve raised interest rates 350 basis points in 2022. Future increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward. At December 31, 2022, we had approximately $77.5 million (or 8.5% of our indebtedness then outstanding) in variable rate debt outstanding not hedged by interest rate swaps. If we are unable to enter into hedge agreements with respect to, or otherwise refinance, this indebtedness with acceptable terms, the ultimate impact of future interest rate increases could result in unanticipated reductions in our net operating income.

Our hedging strategies may not mitigate our risks associated with variable interest rates

Changes in the interest rates on a material portion of our variable rate debt (48.9%) have been hedged by interest rate swap agreements. These derivative financial instruments involve certain risks, such as the risk of failure of the counterparty to perform under the terms of the contract, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also produce non-qualifying REIT income for purposes of REIT income tests. In addition, the nature, timing and costs of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. We cannot assure you that our hedging strategies and derivative financial instruments will adequately offset the risk of interest rate volatility or that such instruments will not result in losses that may adversely impact our financial condition.

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

The resurgence of the COVID-19 pandemic or any unforeseen factor that emerges out of that pandemic or otherwise could materially adversely affect our results of operations and financial results.

The COVID-19 pandemic severely impacted global economic activity, caused significant volatility in and negative pressure on the financial markets and has had adverse effects on almost every industry, directly or indirectly. A number of our tenants have been impacted by precautionary health measures as they either temporarily closed down their operations or scaled back activity in order to comply, causing a strain on their ability to generate revenue.  As such, our future operations may be adversely impacted if our tenants are unable to generate revenue and pay their rent due as a result of any actions taken to contain or treat the impact of COVID-19.  The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted.

Any resurgence of the COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, operating results and cash flows due to, among other factors, the following:

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

The COVID-19 pandemic did not have a significant negative impact on our operations for the year ended December 31, 2022. We did not enter into any rent deferrals or rent abatements as a result of the pandemic during the year ended December 31, 2022.

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

The rights of the holders of our common stock are limited by and subordinate to the rights of the holders of our Series A Preferred Stock and these rights may have a negative effect on the value of shares of our common stock.

The holders of shares of our 7.50% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, have rights and preferences generally senior to those of the holders of our common stock. The existence of these senior rights and preferences may have a negative impact on the value of shares of our common stock. These rights are more fully set forth in the articles supplementary governing our Series A Preferred Stock and include but are not limited to: (i) the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock and (ii) the right to cause us to redeem the shares of Series A Preferred Stock under certain circumstances.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could trigger rights to require us to redeem our shares of common stock.

Certain provisions of the Maryland General Corporate Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period); and
•	“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of the voting power of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Certain provisions of the MGCL permit the board of directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Securities Exchange Act of 1934 (“Exchange Act”) without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for our company or of delaying, deferring or preventing a change in control under circumstances that otherwise could provide the holders of our stock with the opportunity to realize a premium over the current market price.

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

As of December 31, 2022, we have 490,299 OP units outstanding, which were issued in connection with the acquisition of certain properties in our portfolio, and we may in the future, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

An increased focus on metrics and reporting related to corporate responsibility, specifically related to ESG factors, may impose additional costs and expose us to new risks.

Investors and other stakeholders have focused on how companies address a variety of environmental, social and governance ("ESG") matters and look to rating systems developed by third party groups to allow comparisons between companies. Although we participate in some of these rating systems, we do not participate, and may not score well, in all of them. Further, the criteria used in these rating systems change frequently, and our scores may drop as criteria changes. We supplement our participation in these rating systems with public disclosures regarding our ESG activities, but investors and stakeholders may look for specific disclosures that we do not provide. Our failure to participate, or score well, in certain ratings systems or to provide certain ESG disclosures and engage in certain ESG initiatives could result in reputational harm and could cause certain investors to be unwilling to invest in our stock, which could impair our ability to raise capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides certain information with respect to the Company Portfolio, as of December 31, 2022.

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Atlanta	11236 Harland Drive	Covington	GA	Warehouse/Distribution	1988	32,361	100%	$134,298	0.1%	$4.15
	1665 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	198,000	100%	$702,900	0.5%	$3.55
	1715 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	100,000	100%	$233,431	0.2%	$2.33
	32 Dart Road	Newnan	GA	Warehouse/Light Manufacturing	1988/2014	194,800	100%	$574,668	0.4%	$2.95
	40 Pinyon Road	Covington	GA	Warehouse/Distribution	1997	60,148	100%	$318,572	0.2%	$5.30
	Peachtree City	Peachtree City	GA	Small Bay Industrial	1979-2013	297,926	100%	$1,681,428	1.2%	$5.66
	Peachtree City II	Peachtree City	GA	Small Bay Industrial	1989	117,000	99%	$916,644	0.6%	$7.92
	1099 Dodds Avenue	Adairsville	GA	Warehouse/Distribution	2005	150,000	100%	$585,000	0.4%	$3.90
	1413 Lovers Lane	Augusta	GA	Warehouse/Distribution	1999	200,000	100%	$704,875	0.5%	$3.52
	6739 New Calhoun Highway NE	Shannon	GA	Warehouse/Distribution	1981/1996/ 2017	320,000	100%	$982,400	0.7%	$3.07

Boston	54-56 Milliken	Portland	ME	Warehouse/Light Manufacturing	1966/1995/ 2005/2013/2022	268,713	88%	$1,729,152	1.2%	$7.34

Charlotte	1570 East P Street Extension	Newton	NC	Warehouse/Light Manufacturing	2005	155,220	100%	$1,184,176	0.8%	$7.63

Chicago	11351 W. 183rd	Orland Park	IL	Warehouse/Distribution	2000	18,768	100%	$206,800	0.1%	$11.02
	11601 Central	Alsip	IL	Warehouse/Distribution	1970	260,000	100%	$720,200	0.5%	$2.77
	11746 Austin Ave	Alsip	IL	Warehouse/Light Manufacturing	1970	162,714	100%	$711,299	0.5%	$4.37
	1301 Ridgeview Drive	McHenry	IL	Warehouse/Light Manufacturing	1995/2020	218,064	100%	$909,496	0.6%	$4.17
	13040 South Pulaski	Alsip	IL	Warehouse/Distribution	1976	388,403	100%	$1,932,337	1.3%	$4.98
	1355 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1976/1998	82,456	100%	$437,309	0.3%	$5.30
	13970 West Laurel	Lake Forest	IL	Small Bay Industrial	1990	70,196	100%	$347,730	0.2%	$4.95
	144 Tower Drive	Burr Ridge	IL	Warehouse/Distribution	1971/1988/ 2015	73,785	97%	$483,240	0.3%	$6.74
	1445 Greenleaf	Elk Grove Village	IL	Warehouse/Light Manufacturing	1968	150,000	98%	$876,734	0.6%	$5.96
	1600 Fleetwood	Elgin	IL	Warehouse/Distribution	1968/2016	247,000	100%	$1,394,634	1.0%	$5.65
	16801 Exchange Avenue	Lansing	IL	Warehouse/Light Manufacturing	1987	455,886	100%	$1,658,372	1.1%	$3.64
	1717 West Harvester Road	Chicago	IL	Warehouse/Distribution	1970	465,940	100%	$1,715,424	1.2%	$3.68
	1750 South Lincoln	Freeport	IL	Warehouse/Distribution	2001	499,200	100%	$1,400,523	1.0%	$2.81
	1796 Sherwin	Des Plaines	IL	Warehouse/Distribution	1964	98,879	100%	$620,882	0.4%	$6.28
	1875 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1989	134,415	100%	$629,786	0.4%	$4.69
	189 Seeger Ave	Elk Grove	IL	Small Bay Industrial	1972	25,245	100%	$155,860	0.1%	$6.17
	1900 S. Batavia Ave	Geneva	IL	Warehouse/Distribution	1958/1989/ 2010	513,512	100%	$2,305,669	1.6%	$4.49
	2401 Commerce	Libertyville	IL	Small Bay Industrial	1994/2009	78,574	100%	$642,767	0.4%	$8.18
	2600-2620 Commerce Drive	Libertyville	IL	Warehouse/Distribution	2001	78,743	100%	$554,578	0.4%	$7.04
	28160 North Keith	Lake Forest	IL	Small Bay Industrial	1989	77,924	100%	$386,012	0.3%	$4.95
	3 West College	Arlington Heights	IL	Warehouse/Light Manufacturing	1978/2016	33,263	100%	$282,735	0.2%	$8.50
	350 Armory Drive	South Holland	IL	Warehouse/Light Manufacturing	1972	64,310	100%	$385,880	0.3%	$6.00
	3841 Swanson	Gurnee	IL	Small Bay Industrial	1978	99,625	100%	$465,964	0.3%	$4.68
	3940 Stern	St. Charles	IL	Warehouse/Light Manufacturing	1987	146,959	100%	$661,147	0.5%	$4.50
	4491 Mayflower Road	South Bend	IN	Warehouse/Distribution	2000	77,000	100%	$283,360	0.2%	$3.68
	4915 W 122nd	Alsip	IL	Small Bay Industrial	1972	153,368	100%	$867,288	0.6%	$5.65
	4955 Ameritech Drive	South Bend	IN	Warehouse/Distribution	2004	228,000	100%	$1,050,300	0.7%	$4.61
	5110 South 6th	Milwaukee	WI	Warehouse/Distribution	1972	58,500	100%	$234,000	0.2%	$4.00
	5502 W. Brick Road	South Bend	IN	Warehouse/Distribution	1998	101,450	100%	$354,061	0.2%	$3.49
	5681 Cleveland Road	South Bend	IN	Warehouse/Distribution	1994	62,550	100%	$218,300	0.2%	$3.49
	5855 Carbonmill Road	South Bend	IN	Warehouse/Distribution	2002	198,000	100%	$881,100	0.6%	$4.45
	6000 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	148,091	100%	$612,993	0.4%	$4.14
	6035 West Gross Point Road	Niles	IL	Warehouse/Light Manufacturing	1956/1985	149,474	100%	$614,338	0.4%	$4.11
	6510 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	306,552	100%	$1,226,208	0.8%	$4.00
	6558 West 73rd	Bedford Park	IL	Warehouse/Light Manufacturing	1975	301,000	100%	$1,587,629	1.1%	$5.27
	6751 Sayre	Bedford Park	IL	Warehouse/Light Manufacturing	1973	242,690	100%	$820,292	0.6%	$3.38
	7200 Mason Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1974	207,345	100%	$858,263	0.6%	$4.14
	7207 Mason Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	84,195	100%	$308,156	0.2%	$3.66
	7420 Meade Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	52,344	100%	$294,173	0.2%	$5.62
	800 Church Street	Lake Zurich	IL	Warehouse/Distribution	1974/2020	116,467	100%	$525,266	0.4%	$4.51

Cincinnati	11540-11630 Mosteller	Sharonville	OH	Warehouse/Light Manufacturing	1959	358,386	100%	$1,184,374	0.8%	$3.30
	2700 Kemper Road	Sharonville	OH	Small Bay Industrial	1990	85,718	97%	$568,776	0.4%	$6.83
	2800 Kemper Road	Sharonville	OH	Small Bay Industrial	1989	82,832	82%	$564,891	0.4%	$8.33

	3741 Port Union Rd	Fairfield	OH	Warehouse/Distribution	1995/2001	53,602	100%	$227,018	0.2%	$4.24
	4115 Thunderbird	Fairfield	OH	Warehouse/Distribution	1991	70,000	100%	$267,750	0.2%	$3.83
	4225-4331 Dues Drive	Cincinnati	OH	Warehouse/Distribution	1972	303,000	100%	$1,216,337	0.8%	$4.01
	7585 Empire Drive	Florence	KY	Warehouse/Light Manufacturing	1973	148,415	100%	$440,769	0.3%	$2.97
	Cornell Commerce Center	Blue Ash	OH	Small Bay Industrial	1976	165,521	100%	$1,071,481	0.7%	$6.47
	Fairfield Business Center	Fairfield	OH	Small Bay Industrial	1990	39,558	100%	$238,535	0.2%	$6.03
	Fisher Industrial Park	Fairfield	OH	Warehouse/Light Manufacturing	1946	1,249,240	98%	$3,922,726	2.7%	$3.19

Cleveland	1120 West 130th St	Brunswick	OH	Warehouse/Distribution	2000	100,301	100%	$514,090	0.4%	$5.13
	1200 Chester Industrial Parkway N	Avon	OH	Warehouse/Distribution	2007/2009	207,160	100%	$942,578	0.7%	$4.55
	1200 Chester Industrial Parkway S	Avon	OH	Warehouse/Light Manufacturing	1991	90,628	100%	$443,600	0.3%	$4.89
	1350 Moore Road	Avon	OH	Warehouse/Distribution	1997	109,075	100%	$545,375	0.4%	$5.00
	1366 Commerce Drive	Stow	OH	Warehouse/Distribution	1960	216,000	93%	$730,000	0.5%	$3.65

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
	14801 County Rd 212	Findlay	OH	Warehouse/Distribution	1998	405,000	100%	$1,500,196	1.0%		$3.70
	1755 Enterprise	Twinsburg	OH	Warehouse/Light Manufacturing	1978/2005	255,570	100%	$1,346,275	0.9%		$5.27
	2100 International Parkway	Canton	OH	Warehouse/Light Manufacturing	2000	274,464	100%	$1,329,778	0.9%		$4.84
	2210 International Parkway	Canton	OH	Warehouse/Distribution	2001	350,000	100%	$1,491,000	1.0%		$4.26
	22209 Rockside Road	Bedford	OH	Warehouse/Distribution	2008/2021	197,518	100%	$1,056,721	0.7%		$5.35
	30339 Diamond Parkway	Glenwillow	OH	Warehouse/Distribution	2007	400,184	100%	$2,607,673	1.8%		$6.52
	31000 Viking Parkway	Westlake	OH	Small Bay Industrial	1998	100,150	100%	$644,411	0.4%		$6.43
	4211 Shuffel Street NW	Canton	OH	Warehouse/Light Manufacturing	1994	255,000	100%	$1,402,500	1.0%		$5.50
	Gilchrist Road I	Mogadore	OH	Warehouse/Distribution	1961-1978	209,592	100%	$808,844	0.6%		$3.86
	Gilchrist Road II	Mogadore	OH	Warehouse/Distribution	1991-1994	473,046	100%	$1,669,461	1.2%		$3.53
	Gilchrist Road III	Mogadore	OH	Warehouse/Distribution	1994/1998	335,521	92%	$1,219,235	0.8%		$3.95

Columbus	100 Paragon Parkway	Mansfield	OH	Warehouse/Distribution	1995	314,736	100%	$975,000	0.7%		3.10
	1520 Experiment Farm Road	Troy	OH	Warehouse/Light Manufacturing	1997	160,000	100%	$726,240	0.5%		$4.54
	1650-1654 Williams Road	Columbus	OH	Warehouse/Distribution	1973/1974/ 1975	772,450	100%	$2,261,284	1.6%		$2.93
	2120-2138 New World	Columbus	OH	Warehouse/Distribution	1971	121,200	100%	$419,989	0.3%		$3.47
	2180 Corporate Drive	Troy	OH	Warehouse/Light Manufacturing	1996	160,000	100%	$711,434	0.5%		$4.45
	2626 Port Road	Columbus	OH	Warehouse/Distribution	1994	156,641	100%	$505,755	0.3%		$3.23
	2800 Howard Street	Sidney	OH	Warehouse/Light Manufacturing	2016	480,000	100%	$1,541,324	1.1%		$3.21
	3100 Creekside	Lockbourne	OH	Warehouse/Distribution	2000	340,000	100%	$1,394,000	1.0%		$4.10
	3500 Southwest	Grove City	OH	Warehouse/Distribution	1992/2018	527,127	100%	$1,505,475	1.0%		$2.86
	7001 Americana	Reynoldsburg	OH	Warehouse/Distribution	1986/2007/ 2012	54,100	100%	$205,039	0.1%		$3.79
	8273 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1996/2007	77,271	100%	$397,796	0.3%		$5.15
	8288 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1988	300,000	100%	$1,039,953	0.7%		$3.47
	952 Dorset Road	Troy	OH	Small Bay Industrial	1988/1999	76,800	100%	$268,922	0.2%		$3.50
	Graphics Way	Lewis Center	OH	Small Bay Industrial	2000	73,426	100%	$442,789	0.3%		$6.03
	Orange Point	Lewis Center	OH	Small Bay Industrial	2001	143,863	100%	$736,998	0.5%		$5.12

Indianapolis	2900 Shadeland	Indianapolis	IN	Warehouse/Distribution	1957/2001/ 2004	933,439	99%	$2,888,634	2.0%		$3.13
	3035 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1962/2004	562,497	91%	$1,735,742	1.2%		$3.40
	3169 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1979/1993	44,374	95%	$211,831	0.1%		$5.05
	3333 N. Franklin Road	Indianapolis	IN	Warehouse/Distribution	1967	276,240	100%	$1,026,018	0.7%		$3.71
	3525 S. Arlington	Indianapolis	IN	Warehouse/Distribution	1990	219,104	100%	$752,754	0.5%		$3.44
	3701 David Howarth Drive	Lafayette	IN	Warehouse/Distribution	2008/2019	294,730	100%	$1,788,238	1.2%		$6.07
	6555 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1969/1997	314,775	98%	$1,431,078	1.0%		$4.64
	6575 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	60,000	100%	$318,000	0.2%		$5.30
	6585 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	100,000	100%	$389,404	0.3%		$3.89
	6635 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	99,877	100%	$578,192	0.4%		$5.79
	6701 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1990	7,820	100%	$86,411	0.1%		$11.05
	6737 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	87,500	100%	$475,563	0.3%		$5.44
	6751 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1997	100,000	100%	$448,502	0.3%		$4.49
	6951 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	44,000	100%	$211,254	0.1%		$4.80
	7750 Georgetown Road	Indianapolis	IN	Warehouse/Distribution	2006	102,934	100%	$473,496	0.3%		$4.60
	7901 W. 21st Street	Indianapolis	IN	Warehouse/Distribution	1985/1994	353,000	100%	$1,251,254	0.9%		$3.54
	Sam Jones	Indianapolis	IN	Warehouse/Light Manufacturing	1970	484,879	100%	$1,382,595	1.0%		$2.85
										$
Jacksonville	265 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988/1999	187,205	100%	$334,350	0.2%		1.79
	338 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1996/2001	309,084	100%	$951,207	0.7%		$3.08
	430 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988	47,599	100%	$164,118	0.1%		$3.45
	8000-8001 Belfort Parkway	Jacksonville	FL	Small bay Industrial	1999	85,920	100%	$879,970	0.6%		$10.24
	8451 Western Way	Jacksonville	FL	Warehouse/Light Manufacturing	1968/1975/ 1987	288,750	100%	$2,107,798	1.5%		$7.30
	Center Point Business Park	Jacksonville	FL	Small Bay Industrial	1990-1997	537,800	100%	$4,106,548	2.9%		$7.64
	Liberty Business Park	Jacksonville	FL	Small Bay Industrial	1996-1999	426,916	91%	$3,599,559	2.5%		$9.24
	Salisbury Business Park	Jacksonville	FL	Small Bay Industrial	2001-2012	168,800	100%	$1,720,211	1.2%		$10.19

Kansas City	5450 Deramus Avenue	Kansas City	MO	Warehouse/Light Manufacturing	1976	221,911	100%	$833,288	0.6%		$3.76

Memphis	1700-1710 Dunn Avenue	Memphis	TN	Warehouse/Distribution	1957-1959/ 1963/1973	316,935	100%	$901,651	0.6%		$2.84
	210 American	Jackson	TN	Warehouse/Distribution	1967/1981/ 2012	638,400	100%	$1,432,570	1.0%		$2.24
	2950 Brother Boulevard	Bartlett	TN	Warehouse/Distribution	1987/2019	232,375	87%	$832,320	0.6%		$4.13
	6290 Shelby View Drive	Memphis	TN	Warehouse/Distribution	1999/2003	74,665	100%	$427,333	0.3%		$5.72
	7585 AE Beaty Drive/2995 Appling Road	Barlett	TN	Warehouse/Distribution	2006	67,557	100%	$626,968	0.4%		$9.28
	Airport Business Park	Memphis	TN	Small Bay Industrial	1985-1989	235,071	88%	$2,413,525	1.7%		$11.69
	Knight Road	Memphis	TN	Warehouse/Distribution	1986	131,904	100%	$428,322	0.3%		$3.25
	Shelby Distribution	Memphis	TN	Warehouse/Distribution	1989	202,303	100%	$630,349	0.4%		$3.12
	South Park	Memphis	TN	Warehouse/Distribution	1991/2005	566,281	100%	$1,855,850	1.3%		$3.28
	10455 Marina Drive	Memphis	MS	Warehouse/Light Manufacturing	1986	161,200	100%	$520,784	0.4%		$3.23
	10682 Ridgewood Road	Memphis	MS	Warehouse/Distribution	1985	90,000	100%	$324,000	0.2%		$3.60
	1814 S Third Street	Memphis	TN	Warehouse/Distribution	1966	88,950	100%	$175,200	0.1%		$1.97
	3650 Distriplex Drive	Memphis	TN	Warehouse/Distribution	1997	330,253	100%	$1,090,303	0.8%		$3.30
	3670 South Perkins Road	Memphis	TN	Warehouse/Light Manufacturing	1974	74,582	100%	$192,422	0.1%		$2.58
	3980 Premier Avenue	Memphis	TN	Warehouse/Distribution	1964	141,256	98%	$335,336	0.2%		$2.43
	5846 Distribution Drive	Memphis	TN	Warehouse/Distribution	1984	34,560	100%	$155,520	0.1%		$4.50
	7560 Priority Lane	Memphis	TN	Warehouse/Distribution	1988	48,750	100%	$210,974	0.1%		$4.33
	8970 Deerfield Drive	Memphis	TN	Warehouse/Distribution	1977	51,320	100%	$192,636	0.1%		$3.75
	Collins Industrial Memphis	Memphis	TN	Small Bay Industrial	1989-2001	247,217	98%	$1,097,250	0.8%		$4.55
	Outland/Burbank Industrial	Memphis	TN	Warehouse/Distribution	1969-1996	367,416	100%	$972,807	0.7%		$2.65
	Outland Center Memphis I	Memphis	TN	Warehouse/Distribution	1988-1989	175,337	95%	$839,222	0.6%		$5.02

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)		Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
	Outland Center Memphis II	Memphis	TN	Warehouse/Distribution	1989	232,200	100%		$706,699	0.5%		$3.04
	Place Industrial Memphis	Memphis	TN	Warehouse/Distribution	1980-1988	85,631	100%		$380,197	0.3%		$4.44
	Shelby Distribution II	Memphis	TN	Warehouse/Distribution	1998	113,240	100%		$418,671	0.3%		$3.70
	Willow Lake Industrial	Memphis	TN	Warehouse/Distribution	1989	75,643	100%		$341,109	0.2%		$4.51
								$			$
Philadelphia	4 East Stow	Marlton	NJ	Warehouse/Distribution	1986	156,634	100%		$1,040,693	0.7%		6.66
											$
St. Louis	11646 Lakeside Crossing	St. Louis	MO	Warehouse/Distribution	2005	100,021	100%		$748,492	0.5%		7.48
	160-275 Corporate Woods Place	Bridgeton	MO	Warehouse/Distribution	1990	155,434	100%		$608,300	0.4%		$3.91
	1901-1939 Beltway Dr	Overland	MO	Warehouse/Distribution	1986	76,485	75%		$548,939	0.4%		$9.57
	3051 Gateway	Edwardsville	IL	Warehouse/Light Manufacturing	2016	521,171	100%		$2,475,562	1.7%		$4.75
	349 Gateway	Edwardsville	IL	Warehouse/Light Manufacturing	2016	624,159	100%		$2,652,676	1.8%		$4.25
	3919 Lakeview Corporate Drive	Edwardsville	IL	Warehouse/Distribution	2019	769,500	100%		$3,461,981	2.4%		$4.50
	4848 Park 370 Boulevard	Hazelwood	MO	Warehouse/Light Manufacturing	2006	76,092	100%		$476,293	0.3%		$6.26
	9150 Latty Avenue	Berkeley	MO	Warehouse/Distribution	1965/2018	142,364	100%		$640,638	0.4%		$4.50
	Grissom Drive	St. Louis	MO	Warehouse/Light Manufacturing	1970	79,258	100%		$301,180	0.2%		$3.80
	Metro St Louis	Maryland Heights	MO	Warehouse/Light Manufacturing	1979	59,055	100%		$316,185	0.2%		$5.35
	Phantom Drive	Hazelwood	MO	Warehouse/Distribution	1971	129,000	97%		$541,002	0.4%		$4.32
	St. Louis Commerce Center	St. Louis	MO	Warehouse/Distribution	1999-2001	487,150	100%		$2,072,160	1.4%		$4.25

Existing Portfolio – Industrial Properties						33,836,673	99.0%		$144,987,175	100%		$4.33

_______________

(1)	Property listing includes all wholly owned properties as of December 31, 2022.
(2)	Renovation means significant upgrades, alterations, or additions to building areas, interiors, exteriors and/or systems.
(3)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2022, by 12.
(4)	Represents the percentage of total annualized rent for properties owned as of December 31, 2022.
(5)	Calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2022, by 12, and then dividing by leased square feet for such property as of December 31, 2022.

As of December 31, 2022, 72 of our 157 properties were encumbered by mortgage indebtedness totaling $391,228, excluding unamortized deferred financing fees and debt issuance costs. See Note 7 in the accompanying Notes to the Consolidated Financial Statements for additional information.

Functionality Diversification

The following tables set forth information relating to functionality diversification by building type based on total square footage and annualized rent as of December 31, 2022.

Property Type	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Warehouse/Distribution	97	99.3%	21,724,130	64.2%	$83,330,591	57.5%	$3.86
Warehouse/Light Manufacturing	38	99.1%	8,723,093	25.8%	$37,839,023	26.1%	$4.38
Small Bay Industrial (1)	22	97.3%	3,389,450	10.0%	$23,817,561	16.4%	$7.22
Total Company Portfolio	157	99.0%	33,836,673	100%	$144,987,175	100%	$4.33

______________

(1)	Small bay industrial is inclusive of flex space totaling 553,277 rentable square feet and annualized base rent of $5,885,143.

Geographic Diversification

The following tables set forth information relating to geographic diversification of the Company Portfolio by market based on total annualized rent as of December 31, 2022.

Market	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent
Chicago	40	99.9%	6,930,887	20.4%	$30,621,105	21.0%
Memphis	25	98.4%	4,783,046	14.0%	17,502,017	12.1%
Indianapolis	17	98.3%	4,085,169	12.1%	15,448,966	10.7%
Cleveland	16	98.9%	3,979,209	11.8%	18,251,736	12.6%
Columbus	15	100.0%	3,757,614	11.1%	13,131,996	9.1%
St. Louis	12	99.3%	3,219,689	9.5%	14,843,409	10.2%
Cincinnati	10	98.6%	2,556,272	7.6%	9,702,657	6.7%
Atlanta	10	99.9%	1,670,235	4.9%	6,834,217	4.7%
Jacksonville	8	98.2%	2,052,074	6.1%	13,863,763	9.6%
Kansas City	1	100.0%	221,911	0.7%	833,288	0.6%
Boston	1	87.6%	268,713	0.8%	1,729,152	1.2%
Philadelphia	1	99.8%	156,634	0.5%	1,040,693	0.7%
Charlotte	1	100.0%	155,220	0.5%	1,184,176	0.8%
Total Company Portfolio	157	99.0%	33,836,673	100%	$144,987,175	100%

Industry Diversification

The following tables set forth information relating to tenant diversification of the Company Leased Portfolio by industry based on total square feet occupied and annualized rent as of December 31, 2022.

Industry	Total Leased Square Feet	Number of Leases	Percentage of Leased Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Logistics & Transportation	9,807,690	89	29.3%	$39,029,677	26.9%	$3.98
Automotive	2,375,092	27	7.1%	10,766,624	7.4%	4.53
Wholesale/Retail	2,359,107	32	7.0%	10,514,719	7.3%	4.46
Food & Beverage	1,898,596	25	5.7%	8,803,442	6.1%	4.64
Printing & Paper	1,872,092	16	5.6%	7,075,496	4.9%	3.78
Home & Garden	1,841,386	18	5.5%	6,048,555	4.2%	3.28
Construction	1,773,623	42	5.3%	7,727,681	5.3%	4.36
Cardboard and Packaging	1,558,027	18	4.6%	6,018,467	4.2%	3.86
Light Manufacturing	1,234,493	12	3.7%	4,390,616	3.0%	3.56
Education	926,896	8	2.8%	4,402,215	3.0%	4.75
Other Industries	7,861,363	233	23.4%	40,209,683	27.7%	5.11
Total Company Portfolio	33,508,365	520	100%	$144,987,175	100%	$4.33

Tenants

The following table sets forth information about the ten largest tenants in our Company Portfolio based on total annualized rent as of December 31, 2022.

Tenant	Market	Industry	# of Leases	Total Leased Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Total Annualized Rent
FedEx Supply Chain, Inc.	St. Louis	Logistics & Transportation	1	769,500	7/31/2024	$4.50	$3,461,981	2.4%
Geodis Logistics, LLC	St. Louis	Logistics & Transportation	1	624,159	8/31/2025	4.25	2,652,676	1.8%
Royal Canin U.S.A, Inc.	St. Louis	Wholesale/Retail	1	521,171	5/31/2025	4.75	2,475,562	1.7%
Houghton Mifflin Harcourt Company	Chicago	Education	1	513,512	3/31/2026	4.49	2,305,669	1.6%
ODW Logistics, Inc.	Columbus	Logistics & Transportation	1	772,450	6/30/2025	2.93	2,261,284	1.6%
Archway Marketing Holdings, Inc.	Chicago	Logistics & Transportation	3	503,000	3/31/2026	4.40	2,213,260	1.5%
ASW Supply Chain Services, LLC	Cleveland	Logistics & Transportation	5	577,237	12/31/2023	3.58	2,065,130	1.4%
Balta US, Inc.	Jacksonville	Home & Garden	2	629,084	12/31/2028	3.07	1,933,607	1.3%
Communications Test Design, Inc.	Memphis	Logistics & Transportation	2	566,281	12/31/2024	3.28	1,855,850	1.3%
Winston Products, LLC	Cleveland	Automotive	2	266,803	4/30/2032	6.81	1,816,650	1.3%
Ten Largest Tenants by Annualized Rent			19	5,743,197		$4.01	$23,041,669	15.9%
All Other			501	27,765,168		4.39	121,945,506	84.1%
Total Company Portfolio			520	33,508,365		$4.33	$144,987,175	100%

Lease Overview

Triple-net lease: In our triple-net leases, the tenant is responsible for all aspects of, and costs related to, the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure, or certain building systems, such as heating and air conditioning and fire suppression. As of December 31, 2022, there were 405 triple-net leases in the Company Portfolio, representing approximately 78.8% of our total annualized base rent.

Modified net lease: In our modified net leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant. As of December 31, 2022, there were 53 modified net leases in the Company Portfolio, representing approximately 10.8% of our total annualized base rent.

Gross lease: In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. As of December 31, 2022, there were 62 gross leases in the Company Portfolio, representing approximately 10.4% of the annualized base rent.

Lease Expirations

As of December 31, 2022, the weighted average in-place remaining lease term of the Company Portfolio was 3.7 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2022, plus available space, for each of the ten full calendar years commencing December 31, 2022, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Expiration	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (2)	Annualized Base Rent per Square Foot (3)
Available	328,308	1.0%	$—	—	$—
2023	3,276,074	9.7%	13,700,025	9.4%	4.18
2024	6,565,204	19.4%	27,365,683	18.9%	4.17
2025	7,402,504	21.9%	31,382,815	21.6%	4.24
2026	4,447,610	13.1%	21,062,479	14.5%	4.74
2027	4,608,602	13.6%	20,093,596	13.9%	4.36
2028	2,167,689	6.4%	9,486,532	6.5%	4.38
2029	2,048,414	6.1%	8,222,849	5.7%	4.01
2030	379,260	1.1%	1,940,810	1.3%	5.12
2031	899,367	2.7%	2,981,564	2.1%	3.32
2032	480,000	1.4%	1,541,324	1.1%	3.21
Thereafter	1,233,641	3.6%	7,209,498	5.0%	5.84
Total Company Portfolio	33,836,673	100%	$144,987,175	100%	$4.33

____________________

(1)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2022, by 12.
(2)	Calculated as annualized base rent set forth in this table divided by total annualized base rent for the Company Portfolio as of December 31, 2022.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2022.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 20, 2023, we had 43,030,864 shares of common stock outstanding held of record by a total of approximately 140 stockholders; however, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of stockholders is based on the records of Continental Stock Transfer & Trust, which serves as our transfer agent.

Market Information

Our common stock is traded on the NYSE under the symbol “PLYM.” On December 31, 2022, the closing price of our common stock, as reported on the NYSE, was $19.18.

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

We maintain the Plymouth Industrial REIT, Inc. 2014 Incentive Award Plan (the “Plan”), as discussed in more detail in Note 12 in the accompanying Notes to Consolidated Financial Statements.

As of December 31, 2022, the total shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	280,074	(1)	n/a	248,873
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

___________________

(1)	Consists of restricted stock awards granted to executive officers and certain employees.

Issuer Purchases of Equity Securities

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2017 to December 31, 2022 and assumes that $100 was invested in our common stock and in each index on December 31, 2017 and that all dividends were reinvested.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2022 and 2021.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties. The Company Portfolio consists of 157 industrial properties located in eleven states with an aggregate of approximately 33.8 million rentable square feet leased to 478 different tenants.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. The Company Portfolio was approximately 99.0% and 97.4% occupied as of December 31, 2022, and 2021, respectively. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2023, through to December 31, 2024, an aggregate of 28.3% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market leases to reflect current market conditions.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2022.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Year Ended December 31, 2022
	Renewals	4,602,355	60.2%	$4.31	$4.87	13.0%	$0.15	$0.16
	New Leases	3,041,526	39.8%	$3.51	$4.51	28.5%	$0.40	$0.23
	Total	7,643,881	100%	$3.99	$4.73	18.5%	$0.25	$0.19

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting, and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of December 31, 2022, during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain estimates, judgments and assumptions are inherently subjective and based on the existing business and market conditions and are therefore continually evaluated based upon available information and experience. The following item requires significant estimation or judgement.

Purchase Price Accounting

We have determined that judgments regarding the allocation of the purchase price of acquired real estate properties based upon the fair value of the assets acquired and liabilities assumed to be a critical accounting estimate. As discussed below in “Critical Accounting Policies,” we allocate the purchase price of acquired real estate properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, if applicable, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships, and is therefore subject to subjective analysis and uncertainty. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as rental rates, land value, discount rates, and exit capitalization rates. Acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition. The allocation of the purchase price to mortgage debt assumed, if applicable, is determined by comparing the net present value of remaining debt payments at the stated rate per the mortgage agreement to the net present value of the remaining debt payments using the prevailing market borrowing rates. We do not believe that the conclusions we reached regarding the allocation of the purchase price of acquired real estate properties, in the current economic and operating environment, would result in a materially different conclusion within any reasonable range of assumptions that could have been applied.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions and impairments of long-lived assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

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

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

We assess the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors, especially in the current global economic environment. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property based on market participant assumptions and quoted market values and third-party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Assumptions and estimates used in the recoverability analyses for future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

Real Estate Property Acquisitions

The Company accounts for its real estate property acquisitions in accordance with Financial Accounting Standards Board (“FASB”) ASC 805. The Company has concluded that the acquisition of real estate properties will generally be accounted for as an asset acquisition as opposed to a business combination. The significant difference between the two accounting models is that within an acquisition of assets, acquisition costs are capitalized as a cost of the assets, whereas in a business combination acquisition costs are expensed and not included as part of the consideration transferred.

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

For the years ended December 31, 2022, and 2021, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, or held for development or repurposing during the period from January 1, 2021 through December 31, 2022.

The discussion of our Same Store Portfolio and our total portfolio for the comparison of the years ended December 31, 2021 and 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 23, 2022.

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Year Ended December 31,		Change		Year Ended December 31,		Change			Year Ended December 31,		Change
	2022	2021	$	%	2022	2021	$	%		2022	2021	$	%
Revenue:
Rental revenue	$125,436	$120,826	$4,610	3.8%	$58,006	$19,444	$38,562	198.3%		$183,442	$140,270	$43,172	30.8%
Management fee revenue and other income	—	—	—	—	94	348	(254)	(73.0%	)	94	348	(254)	(73.0%	)
Total revenues	125,436	120,826	4,610	3.8%	58,100	19,792	38,308	193.6%		183,536	140,618	42,918	30.5%

Property expenses	40,670	40,936	(266)	(0.6%)	15,931	6,700	9,231	137.8%		56,601	47,636	8,965	18.8%
Depreciation and amortization										95,312	70,642	24,670	34.9%
General and administrative										15,939	12,920	3,019	23.4%
Total operating expenses										167,852	131,198	36,654	27.9%

Other income (expense):
Interest expense										(32,217)	(19,968)	(12,249)	61.3%
Earnings (loss) in investment of unconsolidated joint venture										(147)	(850)	703	-82.7%
Loss on extinguishment of debt										(2,176)	(523)	(1,653)	316.1%
Gain on sale of real estate										—	1,775	(1,775)	(100.0%	)
(Appreciation) depreciation of warrants										1,760	(5,121)	6,881	(134.4%	)
Total other income (expense)										(32,780)	(24,687)	(8,093)	32.8%

Net loss										$(17,096)	$(15,267)	$(1,829)	12.0%
Rental revenue: Rental revenue increased $43,172 to $183,442 for the year ended December 31, 2022 as compared to $140,270 for the year ended December 31, 2021. The increase was primarily related to a net increase in rental revenue from Acquisitions, Dispositions and Other of $38,562 and an increase of $4,610 from Same Store Portfolio primarily due to scheduled rent steps, leasing activities, and tenant reimbursements for the year ended December 31, 2022.

Management fee revenue: Management fee revenue and other income represents management fee income earned from the unconsolidated joint venture and other miscellaneous income.

Property expenses: Property expenses increased $8,965 for the year ended December 31, 2022 to $56,601 as compared to $47,636 for the year ended December 31, 2021 primarily due to a net increase in expenses related to Acquisitions, Dispositions and Other of $9,231. Property expenses for the Same Store Portfolio decreased approximately $266 primarily due to a decrease in real estate taxes and utilities, partially offset by an increase in other operating expenses.

Depreciation and amortization: Depreciation and amortization expense increased by approximately $24,670 to approximately $95,312 for the year ended December 31, 2022 as compared to $70,642 for the year ended December 31, 2021, primarily due to a net increase from Acquisitions, Dispositions and Other of $29,615 and a decrease of $4,945 for the Same Store Portfolio due to the full depreciation and amortization of certain assets during the year ended December 31, 2022.

General and administrative: General and administrative expenses increased approximately $3,019 to $15,939 for the year ended December 31, 2022 as compared to $12,920 for the year ended December 31, 2021. The increase is attributable primarily to a net increase in payroll expense of $1,025 due to increased head count and compensation increases, an increase in professional fees of $440 and an increase in non-cash stock compensation of $1,045.

Interest expense: Interest expense increased by approximately $12,249 to $32,217 for the year ended December 31, 2022 as compared to $19,968 for the year ended December 31, 2021. The increase is primarily due to additional borrowings associated with our acquisition activity and increases in interest rates on our line of credit and term loan facility. The schedule below is a comparative analysis of the components of interest expense for the years ended December 31, 2022 and 2021.

(In thousands)	Year Ended December 31,
	2022	2021

Changes in accrued interest	$2,248	$191
Amortization of debt related costs	2,163	1,605
Total change in accrued interest and amortization of debt related costs	4,411	1,796
Cash interest paid	28,931	18,172
Capitalized interest	(1,125)	—
Total interest expense	$32,217	$19,968

Earnings (loss) in investment of unconsolidated joint venture: Earnings (loss) in investment of unconsolidated joint venture represents the Company’s pro-rata share of the net loss recognized by the former MIR JV, which was consolidated into the Company’s consolidated financial statements following the Company’s acquisition of the remaining 80% interest in the MIR JV from the MIR JV Partner on March 11, 2022.

Loss on extinguishment of debt: Loss on extinguishment of debt of $2,176 for the year ended December 31, 2022 was due to the repayment of the JPMorgan Chase Loan. Loss on extinguishment of debt of $523 for the year ended December 31, 2021 was due to the partial repayment of the Transamerica Loan.

Gain on sale of real estate: Gain on sale of real estate of $1,775 represents the gain realized on the sale of real estate for the year ended December 31, 2021. No sales of real estate occurred during the year ended December 31, 2022

(Appreciation) depreciation of warrants: (Appreciation) depreciation of warrants represents the change in the fair market value of our common stock warrants. For the years ended December 31, 2022 and 2021, the Company recorded a depreciation of warrants of $1,760 and an appreciation of warrants of $5,121, respectively. During Q1 2022, all common stock warrants were fully exercised on a cash-less basis and no warrants remained outstanding as of December 31, 2022.

Supplemental Earnings Measures

Investors in and industry analysts following the real estate industry utilize supplemental earnings measures such as net operating income (“NOI”), earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as NOI, EBITDAre, FFO, Core FFO and AFFO, among others. We provide information related to NOI, EBITDAre, FFO, Core FFO and AFFO both because such industry analysts are interested in such information, and because our management believes NOI, EBITDAre, FFO, Core FFO and AFFO are important performance measures. NOI, EBITDAre, FFO, Core FFO and AFFO are factors used by management in measuring our performance. Neither NOI, EBITDAre, FFO, Core FFO or AFFO should be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Neither NOI, EBITDAre, FFO, Core FFO or AFFO represents cash generated from operating activities in accordance with GAAP and neither should be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is either indicative of funds available for our cash needs, including our ability to make cash distributions.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Year Ended December 31,
	2022	2021	2020
NOI:
Net loss	$(17,096)	$(15,267)	$(14,462)
General and administrative	15,939	12,920	10,362
Depreciation and amortization	95,312	70,642	56,428
Interest expense	32,217	19,968	18,931
(Earnings) loss in investment of unconsolidated joint venture	147	850	19
Loss on extinguishment of debt	2,176	523	—
Gain on sale of real estate	—	(1,775)	—
Impairment on real estate lease	—	—	311
Appreciation (depreciation) of warrants	(1,760)	5,121	103
Management fee revenue and other income	(94)	(348)	(15)
NOI	$126,841	$92,634	$71,677

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss), computed in accordance with GAAP, before interest expense, tax, depreciation and amortization, gains or losses on the sale of rental property, appreciation (depreciation) of warrants, loss on impairments, and loss on extinguishment of debt. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net loss to EBITDAre for the periods presented:

(In thousands)	Year Ended December 31,
	2022	2021	2020
EBITDAre:
Net loss	$(17,096)	$(15,267)	$(14,462)
Depreciation and amortization	95,312	70,642	56,428
Interest expense	32,217	19,968	18,931
Loss on extinguishment of debt	2,176	523	—
Gain on sale of real estate	—	(1,775)	—
Appreciation (depreciation) of warrants	(1,760)	5,121	103
EBITDAre	$110,849	$79,212	$61,000

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

We define FFO, consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends. Core FFO represents FFO reduced by dividends paid (or declared) to holders of our preferred stock, acquisition and transaction related expenses for transactions not completed, and certain non-cash operating expenses such as impairment on real estate lease, appreciation/(depreciation) of warrants and loss on extinguishment of debt. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

(In thousands)	Year Ended December 31,
	2022	2021	2020
FFO:
Net loss	$(17,096)	$(15,267)	$(14,462)
Gain on sale of real estate	—	(1,775)	—
Depreciation and amortization	95,312	70,642	56,428
Depreciation and amortization from unconsolidated joint venture	268	1,539	64
FFO	$78,484	$55,139	$42,030
Preferred stock dividends	(4,866)	(6,608)	(6,444)
Acquisition expenses	201	—	—
Appreciation (depreciation) of warrants	(1,760)	5,121	103
Loss on extinguishment of debt	2,176	523	—
Impairment on real estate lease	—	—	311
Core FFO	$74,235	$54,175	$36,000

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Year Ended December 31,
	2022	2021	2020
AFFO:
Core FFO	$74,235	$54,175	$36,000
Amortization of debt related costs	2,163	1,605	1,467
Non-cash interest expense	2,248	191	148
Stock compensation	2,603	1,559	1,439
Capitalized interest	(1,125)	—	—
Straight line rent	(3,682)	(3,700)	(1,963)
Above/below market lease rents	(3,151)	(2,096)	(2,075)
Recurring capital expenditures (1)	(6,793)	(8,767)	(3,263)
AFFO	$66,498	$42,967	$31,753

_______________

(1)	Excludes non-recurring capital expenditures of $60,350, $22,547 and $5,427 for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash Flow

A summary of our cash flows for the years ended December 31, 2022 and 2021 are as follows:

(In thousands)	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$72,228	$57,940
Net cash used in investing activities	$(252,357)	(356,080)
Net cash provided by financing activities	$167,968	$309,460

Operating activities: Net cash provided by operating activities for the year ended December 31, 2022 increased approximately $14,288 compared to the year ended December 31, 2021. The increase was primarily attributable to incremental operating cash flows from acquisitions completed during 2022 and same store properties.

Investing activities: Net cash used in investing activities for the year ended December 31, 2022 decreased approximately $103,723 compared to the year ended December 31, 2021 primarily due to a decrease in property acquisitions completed during 2022 totaling $197,085 as opposed to $337,030 during 2021, a decrease in proceeds from the sale of real estate property and land parcel of $6,036 during 2021, offset by an increase in capital expenditures of $30,186.

Financing activities: Net cash provided by financing activities for the year ended December 31, 2022 decreased approximately $141,492 compared to the year ended December 31, 2021. The change was predominantly driven by an decrease of $116,148 in net proceeds from the issuance of common stock, secured and unsecured debt and the line of credit, and a decrease in debt issuance costs and repurchase and extinguishment of Series A Preferred stock of $1,850, offset by an increase of $15,000 in redemption of Series B Preferred Stock during 2022 and an increase of $8,494 in dividends paid.

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

As of December 31, 2022, we had available liquidity of approximately $303.7 million, comprised of $31.2 million in cash and cash equivalents and $272.5 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Variable Interest Rates

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our KeyBank line of credit and unsecured KeyBank Term Loans, which bear interest at a variable rate.

At December 31, 2022, we had $527,500 of outstanding variable rate debt. As of December 31, 2022, all our outstanding variable debt, with the exception of the KeyBank unsecured line of credit which had a balance of $77,500, was fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 3.86% during the year ended December 31, 2022. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the year ended December 31, 2022, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the year ended December 31, 2022, our interest expense for the year would have increased by approximately $709. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Existing Indebtedness as of December 31, 2022

The following is a schedule of our indebtedness as of December 31, 2022 ($ in thousands):

Loan	Outstanding Balance	Interest rate at December 31, 2022	Final Maturity Date
Secured debt:
AIG Loan	$111,758	4.08%	November 1, 2023
Transamerica Loan	67,398	4.35%	August 1, 2028
Allianz Loan	62,388	4.07%	April 10, 2026
Minnesota Life Loan	20,019	3.78%	May 1, 2028
Minnesota Life Memphis Industrial Loan	56,000	3.15%	January 1, 2028
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Ohio National Life Mortgage	19,045	4.14%	August 1, 2024
Nationwide Loan	15,000	2.97%	October 1, 2027
Midland National Life Insurance Mortgage	10,820	3.50%	March 10, 2028
Total secured debt	391,228
Unamortized debt issuance costs, net	(1,985)
Unamortized premium/(discount), net	288
Secured debt, net	389,531
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.10%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.13%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.50%(1)(2)	May 2, 2027
Total unsecured debt	450,000
Unamortized debt issuance costs, net	(2,655)
Unsecured debt, net	447,345

Borrowings under line of credit:
KeyBank unsecured line of credit	77,500	5.77%(1)	August 11, 2025
Total borrowings under line of credit	$77,500

________________________

(1)	For the month of December 2022, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 4.124%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of December 31, 2022, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.5273%, respectively.

2022 Debt Activity

On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the properties. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

On May 2, 2022, the Company entered into an amendment to the KeyBank unsecured facility. The credit facility agreement, as amended, expanded the availability on the KeyBank unsecured line of credit up to $350 million and entered into a new $150 million unsecured term loan (the “$150m KeyBank Term Loan”), with an accordion feature that allows the total borrowing capacity under the credit facility to be increased to $1 billion, subject to certain conditions. The $150m KeyBank Term Loan matures in May 2027. The maturity date for the KeyBank unsecured line of credit remains unchanged. The amendment also provided for the transition of the reference rate for the KeyBank unsecured line of credit and the $100m, $200m, and $150m KeyBank Term Loans from 1-month LIBOR to Secured Overnight Financing Rate (“SOFR”). Borrowings under the credit agreement, as amended, bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0% or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Company’s total leverage ratio.

Stock Issuances

Universal Shelf S-3 Registration Statement ($ in thousands)

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S-3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of December 31, 2022, the Company has $583,401 available for issuance under the 2021 $750 Million S-3 Filing.

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

For the year ending December 31, 2022, the Company has issued 2,345,247 shares of its common stock under the 2021 $200 Million ATM Program for aggregate net proceeds of approximately $58,179. The Company has approximately $95,179 available for issuance under the 2021 $200 Million ATM Program.

Contractual Obligations and Commitments

The following table sets forth our obligations and commitments as of December 31, 2022:

(in thousands)	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
Principal payments - secured debt	$391,228	$116,598	$23,180	$4,961	$62,740	$17,650	$166,099
Principal payments - unsecured debt	450,000	—	—	—	100,000	350,000	—
Principal payments - borrowings under line of credit	77,500	—	—	77,500	—	—	—
Interest payments - secured debt	50,584	14,649	10,062	9,374	7,606	6,595	2,298
Interest payments - unsecured debt	65,920	16,110	16,110	16,110	14,818	2,772	—
Interest payments - borrowings under line of credit (1)	16,025	4,472	4,472	4,472	2,609	—	—
Office Leases	7,208	1,274	1,243	857	764	779	2,291
Ground Leases (2)	8,576	192	192	207	209	209	7,567
Total Contractual Obligations	$1,067,041	$153,295	$55,259	$113,481	$188,746	$378,005	$178,255

____________________

(1)	Interest payments for the $100m, $150m and $200m KeyBank Term Loans are calculated using a fixed rate of 1.504%, 2.904%, and 1.5273%, respectively and 5.77% on the borrowings under line of credit.
(2)	Includes two ground subleases with a lease term through the end of December 31, 2055. Lease term includes one, twenty year renewal option at a stated rent.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we have no off-balance sheet arrangements.

Inflation

Prior to 2021, the rate of inflation was low and had minimal impact on the performance of our industrial properties in the markets in which we operate, however, inflation has significantly increased during 2021 and 2022 and may remain at an elevated level or increase further. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Interest Rate Risk

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the consolidated balance sheets at fair value. As of December 31, 2022, all our outstanding variable rate debt, with the exception of the KeyBank unsecured line of credit, was fixed with interest rate swaps through maturity. We recognize all derivatives within the consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 31, 2022, the Company has entered into five interest rate swap agreements.

The following table details our outstanding interest rate swaps as of December 31, 2022.

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	December 31, 2022
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%(3)	$200,000	$17,062
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%(3)	$100,000	$7,932
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$2,565
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,283
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,273

_______________

(1)	Represents the notional value of interest rate swaps effective as of December 31, 2022.
(2)	As of December 31, 2022, all our interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and are effective as of July 1, 2022.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $16,041 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. As a result of this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide the reasonable assurance described above.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. HOLDING FOREIGN COMPANIES ACCOUNTABLE ACT

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2023, in connection with our 2023 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2023, in connection with our 2023 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2023, in connection with our 2023 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2023, in connection with our 2023 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2023, in connection with our 2023 annual meeting of stockholders.

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

(c)  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-173048) filed on September 10, 2014)
3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-19748) filed on June 1, 2017)
3.4	Articles Supplementary designating the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017)
3.5	Articles Supplementary designating the terms of the Series B Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38106) filed on December 17, 2018)
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 27, 2020)
4.2	Description of Series A Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 27, 2020)
4.3	Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
4.4	Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
4.5	Restricted Stock Agreement (Director) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
10.2	Amended and Restated Employment Agreement with Jeffrey E. Witherell, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.3	Amended and Restated Employment Agreement with Pendleton P. White, Jr., dated as of June 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.4	Amended and Restated Employment Agreement with Daniel C. Wright, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.5	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)
10.6	Limited Liability Company Agreement of Plymouth Industrial 20 LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.7	Amended and Restated Promissory Note (AGLIC), dated November 18, 2016, in the original principal amount of $66,240,000.00, made payable to the order of AGLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.8	Amended and Restated Promissory Note (AHAC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of AHAC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)

Exhibit
Number	Description
10.9	Amended and Restated Promissory Note (NUFIC), dated November 18, 2016, in the original principal amount of $21,900,000.00, made payable to the order of NUFIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.10	Amended and Restated Promissory Note (USLIC), dated November 18, 2016, in the original principal amount of $9,960,000.00, made payable to the order of USLIC, as Holder, by Borrowers, as Maker (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (file No. 333-196798) filed on March 29, 2017)
10.11	Loan Agreement, dated October 17, 2016, by and among American General Life Insurance Company, American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA. and The United States Life Insurance Company in the City of New York, collectively as Lender, and the Borrowers named therein. (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.12	Warrant Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.13	Stockholders Agreement, dated as of June 8, 2017, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on June 23, 2017)
10.14	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP LP designating the terms of the Series A Preferred Units (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 23, 2017).
10.15	Amendment to Stockholders Agreement, dated as of March 29, 2018, by and among Plymouth Industrial REIT, Inc., DOF IV REIT Holdings, LLC and DOF IV Plymouth PM, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on April 4, 2018)
10.16	Loan Agreement, dated as of July 10, 2018, by and among Transamerica Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on July 17, 2018)
10.17	Investment Agreement, dated as of November 20, 2018, by and between Plymouth Industrial REIT, Inc. and MIRELF VI Pilgrim, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 27, 2018)
10.18	Second Amended and Restated Credit Agreement, dated as of October 8, 2020, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 9, 2020
10.19	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors, KeyBank National Association and the other Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021
10.20	Term Loan Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021
10.21	Distribution Agreement, dated as of November 9, 2021, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Agents party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on November 9, 2021
10.22	Employment Agreement with Anthony Saladino, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-381061) filed on February 23, 2022)†
10.23	Second Amendment, Increase and Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of May 2, 2022, by and among Plymouth Industrial OP, LP, the Guarantors from time-to-time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on May 4, 2022)
10.24	First Amendment and Joinder to Term Loan Credit Agreement, dated as of May 2, 2022, by and among Plymouth Industrial OP, LP, the Guarantors from time-to-time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-381061) filed on May 4, 2022)
21.1	List of Subsidiaries*
23.1	Consent of Pricewaterhouse Coopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.XSD	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

Signature	Title	Date

/s/ Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Jeffrey E. Witherell

/s/ Anthony Saladino	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
Anthony Saladino

/s/ Pendleton P. White, Jr.	President, Chief Investment Officer and Director	February 23, 2023
Pendleton P. White, Jr.

/s/ Martin Barber	Director	February 23, 2023
Martin Barber

/s/ Philip S. Cottone	Director	February 23, 2023
Philip S. Cottone

/s/ Richard DeAgazio	Director	February 23, 2023
Richard DeAgazio

/s/ David G. Gaw	Director	February 23, 2023
David G. Gaw

/s/ John W. Guinee III	Director	February 23, 2023
John W. Guinee III

/s/ Caitlin Murphy	Director	February 23, 2023
Caitlin Murphy

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Plymouth Industrial REIT, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in preferred stock and equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Real Estate Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, during 2022, the Company completed 29 property acquisitions for a total purchase price of $260.0 million, of which $30.9 million of land, $210.2 million of buildings and site improvements, and $18.7 million of net deferred lease intangibles were recorded. The accounting for real estate property acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired property, the allocation of those cash flows to identifiable intangible assets and liabilities, and in determining the estimated fair value for assets acquired and liabilities assumed. The amounts allocated to lease intangibles (leases in place, leasing commissions, tenant relationships, and above and below market leases) are based on management’s estimates and assumptions, as well as other information compiled by management, including independent third-party analysis and market data. The process for determining the allocation to these components requires management to make estimates and assumptions, including rental rates, land value, discount rates, and exit capitalization rates.

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

February 23, 2023

We have served as the Company’s auditor since 2020.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Real estate properties	$1,555,846	$1,254,007
Less accumulated depreciation	(205,629)	(142,192)
Real estate properties, net	1,350,217	1,111,815

Cash	11,003	26,232
Cash held in escrow	13,376	11,893
Restricted cash	6,834	5,249
Deferred lease intangibles, net	70,718	75,864
Investment in unconsolidated joint venture	—	5,833
Interest rate swaps	30,115	—
Other assets	39,055	33,919
Total assets	$1,521,318	$1,270,805

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$389,531	$352,075
Unsecured debt, net	447,345	297,840
Borrowings under line of credit	77,500	38,000
Accounts payable, accrued expenses and other liabilities	72,551	66,880
Deferred lease intangibles, net	8,918	10,273
Financing lease liability	2,248	2,227
Total liabilities	998,093	767,295
Commitments and contingencies (Note 14)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 1,955,513 and 2,023,551 shares issued and outstanding at December 31, 2022 and 2021, respectively (aggregate liquidation preference of $48,888 and $50,589 at December 31, 2022 and 2021, respectively)	46,844	48,473
Series B: 0 and 4,411,764 shares issued and outstanding at December 31, 2022 and 2021, respectively (aggregate liquidation preference of $0 and $97,277 at December 31, 2022 and 2021, respectively)	—	94,437

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 42,849,489 and 36,110,659 shares issued and outstanding at December 31, 2022 and 2021, respectively	428	361
Additional paid in capital	635,068	532,666
Accumulated deficit	(194,243)	(177,258)
Accumulated other comprehensive income	29,739	—
Total stockholders' equity	470,992	355,769
Non-controlling interest	5,389	4,831
Total equity	476,381	360,600
Total liabilities, preferred stock and equity	$1,521,318	$1,270,805

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Rental revenue	$183,442	$140,270	$109,836
Management fee revenue and other income	94	348	15
Total revenues	183,536	140,618	109,851

Operating expenses:
Property	56,601	47,636	38,159
Depreciation and amortization	95,312	70,642	56,428
General and administrative	15,939	12,920	10,362
Total operating expenses	167,852	131,198	104,949

Other income (expense):
Interest expense	(32,217)	(19,968)	(18,931)
Impairment on real estate lease	—	—	(311)
Earnings (loss) in investment of unconsolidated joint venture	(147)	(850)	(19)
Loss on extinguishment of debt	(2,176)	(523)	—
Gain on sale of real estate	—	1,775	—
(Appreciation) depreciation of warrants	1,760	(5,121)	(103)
Total other income (expense)	(32,780)	(24,687)	(19,364)

Net loss	(17,096)	(15,267)	(14,462)
Less: Net loss attributable to non-controlling interest	(210)	(259)	(649)
Net loss attributable to Plymouth Industrial REIT, Inc.	(16,886)	(15,008)	(13,813)
Less: Preferred Stock dividends	4,866	6,608	6,444
Less: Series B Preferred Stock accretion to redemption value	4,621	7,228	7,416
Less: Loss on extinguishment of Series A Preferred Stock	99	—	34
Less: Amount allocated to participating securities	256	201	182
Net loss attributable to common stockholders	$(26,728)	$(29,045)	$(27,889)
Net loss basic and diluted per share attributable to common stockholders	$(0.67)	$(0.94)	$(1.52)

Weighted-average common shares outstanding basic and diluted	39,779,128	30,910,581	18,381,700

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(17,096)	$(15,267)	$(14,462)

Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	30,115	—	—
Other comprehensive income	30,115	—	—
Comprehensive income (loss)	13,019	(15,267)	(14,462)
Less: Net loss attributable to non-controlling interest	(210)	(259)	(649)
Less: Other comprehensive income (loss) attributable to non-controlling interest	376	—	—
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$12,853	$(15,008)	$(13,813)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance January 1, 2020	2,040,000	$48,868	4,411,764	$79,793	14,141,355	$141	$256,259	$(148,403)	$—	$107,997	$6,767	$114,764
Repurchase and extinguishment of Series A Preferred Stock	(16,001)	(383)	—	—	—	—	—	(34)	—	(34)	—	(34)
Series B Preferred Stock accretion to redemption value	—	—	—	7,416	—	—	(7,416)	—	—	(7,416)	—	(7,416)
Net proceeds from common stock	—	—	—	—	10,837,905	108	135,047	—	—	135,155	—	135,155
Stock based compensation	—	—	—	—	—	—	1,439	—	—	1,439	—	1,439
Restricted shares issued (forfeited)	—	—	—	—	96,237	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(25,180)	—	—	(25,180)	(744)	(25,924)
Redemption of partnership units	—	—	—	—	268,664	4	4,562	—	—	4,566	(4,566)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(3,959)	—	—	(3,959)	3,959	—
Net loss	—	—	—	—	—	—	—	(13,813)	—	(13,813)	(649)	(14,462)
Balance, December 31, 2020	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$—	$198,755	$4,767	$203,522
Repurchase and extinguishment of Series A Preferred Stock	(448)	(12)	—	—	—	—	—	—	—	—	—	—
Series B Preferred Stock accretion to redemption value	—	—	—	7,228	—	—	(7,228)	—	—	(7,228)	—	(7,228)
Net proceeds from common stock	—	—	—	—	10,524,731	106	211,927	—	—	212,033	—	212,033
Stock based compensation	—	—	—	—	—	—	1,559	—	—	1,559	—	1,559
Restricted shares issued (forfeited)	—	—	—	—	125,434	1	—	—	—	1	—	1
Dividends and distributions	—	—	—	—	—	—	(33,584)	—	—	(33,584)	(436)	(34,020)
Redemption of partnership units	—	—	—	—	116,333	1	2,086	—	—	2,087	(2,087)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(2,846)	—	—	(2,846)	2,846	—
Net loss	—	—	—	—	—	—	—	(15,008)	—	(15,008)	(259)	(15,267)
Balance, December 31, 2021	2,023,551	$48,473	4,411,764	$94,437	36,110,659	$361	$532,666	$(177,258)	$—	$355,769	$4,831	$360,600
Repurchase and extinguishment of Series A Preferred Stock	(68,038)	(1,629)	—	—	—	—	—	(99)	—	(99)	—	(99)
Series B Preferred Stock accretion to redemption value	—	—	—	4,621	—	—	(4,621)	—	—	(4,621)	—	(4,621)
Conversion of Series B Preferred Stock	—	—	(4,411,764)	(99,058)	4,121,393	41	84,017	—	—	84,058	—	84,058
Net proceeds from common stock	—	—	—	—	2,345,247	24	58,155	—	—	58,179	—	58,179
Stock based compensation	—	—	—	—	—	—	2,603	—	—	2,603	—	2,603
Restricted shares issued (forfeited)	—	—	—	—	132,250	—	—	—	—	—	—	—
Conversion of common stock warrants	—	—	—	—	139,940	2	3,756	—	—	3,758	—	3,758
Dividends and distributions	—	—	—	—	—	—	(40,684)	—	—	(40,684)	(432)	(41,116)
Other comprehensive income	—	—	—	—	—	—	—	—	29,739	29,739	376	30,115
Reallocation of non-controlling interest	—	—	—	—	—	—	(824)	—	—	(824)	824	—
Net loss	—	—	—	—	—	—	—	(16,886)	—	(16,886)	(210)	(17,096)
Balance, December 31, 2022	1,955,513	$46,844	—	$—	42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(17,096)	$(15,267)	$(14,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,312	70,642	56,428
Straight line rent adjustment	(3,682)	(3,700)	(1,963)
Intangible amortization in rental revenue, net	(3,151)	(2,096)	(2,075)
Loss on extinguishment of debt	2,176	523	—
Amortization of debt related costs	2,163	1,605	1,467
Appreciation (depreciation) of warrants	(1,760)	5,121	103
Impairment on real estate lease	—	—	311
Stock based compensation	2,603	1,559	1,439
(Earnings) loss in investment of unconsolidated joint venture	147	850	19
Gain on sale of real estate	—	(1,775)	—
Changes in operating assets and liabilities:
Other assets	(915)	(3,883)	(9,614)
Deferred leasing costs	(5,668)	(5,564)	(2,238)
Accounts payable, accrued expenses and other liabilities	2,099	9,925	12,330
Net cash provided by operating activities	72,228	57,940	41,745

Investing activities
Acquisition of real estate properties	(197,085)	(337,030)	(246,353)
Real estate improvements	(55,494)	(25,308)	(6,063)
Proceeds from sale of real estate, net	222	6,258	—
Contribution to and investments in unconsolidated joint venture	—	—	(6,702)
Net cash used in investing activities	(252,357)	(356,080)	(259,118)

Financing activities
Proceeds from issuance of common stock, net	58,179	212,033	135,155
Proceeds from issuance of secured debt	—	—	96,000
Proceeds from issuance of unsecured debt	150,000	200,000	100,000
Repayment of secured debt	(21,186)	(17,392)	(86,166)
Proceeds from line of credit facility	213,000	139,000	131,500
Repayment of line of credit facility	(173,500)	(191,000)	(120,400)
Repurchase of Series A Preferred Stock	(1,728)	(12)	(416)
Redemption of Series B Preferred Stock	(15,000)	—	—
Debt issuance costs	(1,826)	(1,692)	(2,935)
Dividends and distributions paid	(39,971)	(31,477)	(25,709)
Net cash provided by financing activities	167,968	309,460	227,029

Net (decrease) increase in cash, cash held in escrow, and restricted cash	(12,161)	11,320	9,656
Cash, cash held in escrow, and restricted cash at beginning of period	43,374	32,054	22,398
Cash, cash held in escrow, and restricted cash at end of period	$31,213	$43,374	$32,054

Supplemental Cash Flow Disclosures:
Cash paid for interest	$28,931	$18,172	$17,316
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	2,895	—	—

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in dividends payable	$9,426	$8,286	$5,725
Distribution payable to non-controlling interest holder	$108	$103	$121
Series B accretion to redemption value	$4,621	$7,228	$7,416
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$6,997	$1,377	$685
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$483	$91	$342
New financing lease	—	—	2,207
Assumption of secured debt	$—	$39,620	$—
Conversion of common stock warrants	$3,758	$—	$—
Conversion of Series B Preferred Stock	$84,058	$—	$—
Consolidation of net book value of investment in joint venture	$5,686	$—	$—
Assumption of other assets upon consolidation of investment in joint venture	$638	$—	$—
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$1,955	$—	$—
Assumption of secured debt upon consolidation of investment in joint venture	$56,000	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of December 31, 2022 and 2021, the Company owned a 98.9% and 98.7%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of December 31, 2022, the Company, through its subsidiaries, owned 157 industrial properties comprising 208 buildings with an aggregate of approximately 33.8 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation of entities.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities of real estate acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2022 and 2021. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 7, and cash held in escrow for real estate tax, insurance, tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2022, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our consolidated balance sheets to amounts reported within our consolidated statements of cash flows:

	December 31,	December 31,
	2022	2021
Cash	$11,003	$26,232
Cash held in escrow	13,376	11,893
Restricted cash	6,834	5,249
Cash, cash held in escrow, and restricted cash	$31,213	$43,374

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the consolidated statements of operations.

Debt issuance costs amounted to $10,815 and $9,710 at December 31, 2022 and 2021, respectively, and related accumulated amortization amounted to $6,175 and $4,689 at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company has classified net unamortized debt issuance costs of $2,306 and $2,405, respectively, related to borrowings under the line of credit to other assets in the consolidated balance sheets.

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

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by the counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets on the accompanying consolidated balance sheets.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of our debt, interest rate swaps, and warrants to purchase common stock as discussed in Notes 7, 8 and 9.

Financial instruments including cash, restricted cash, cash held in escrow and reserves, accounts receivable, accounts payable and accrued expenses and other current liabilities are considered Level 1 in fair value hierarchy. The amounts reported on the consolidated balance sheets for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates. Derivative financial instruments are considered Level 2 in the fair value hierarchy as discussed in Note 8.

Impairment of Long-Lived Assets

The Company assesses the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, the Company considers current market conditions, as well as our intent with respect to holding or disposing of the asset. Our intent with regard to the underlying assets might change as market conditions change, as well as other factors. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. The Company determined there was no impairment of value of real estate properties as of December 31, 2022 and 2021.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2019 and thereafter. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future.

To the extent the Company does not utilize the full amount of the annual federal NOLs, the unused amount may normally be carried forward for 20 years to offset taxable income in future years. The Company had federal NOL carryforwards originating from 2012 through 2021 of approximately $35,322. The Company will incur no federal taxable income during 2022 after utilizing the dividends paid deduction, resulting in net operating loss carryforwards to 2023 of approximately $35,322. NOLs generated from 2018 and onwards are not limited to 20 years and can be carried forward indefinitely with the exception that they can only offset up to 80% of federal taxable income in future years.

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

On March 11, 2022, the Company acquired full ownership of the unconsolidated joint venture as discussed in Note 5.

Leases

For leases in which we are the lessee, a right of use asset and lease liability is recorded on the consolidated balance sheets equal to the present value of the fixed lease payments of the corresponding lease. To determine our operating right of use asset and lease liability, we estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases by utilizing a market-based approach. Since the terms under our ground leases are significantly longer than the terms of borrowings available to us on a fully-collateralized basis, the estimate of this rate requires significant judgment, and considers factors such as market based pricing on longer duration financing instruments.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Real Estate Depreciation and Amortization of Deferred Lease Intangibles - Assets and Liabilities

Real estate properties are stated at cost less accumulated depreciation. Depreciation of buildings and other improvements is computed using the straight-line method over the estimated remaining useful lives of the assets, which generally range from 11 to 40 years for buildings and 3 to 13 years for site improvements.  If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that improve or extend the useful life of the assets are capitalized. Depreciation expense was $63,623, $45,387 and $34,406 for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred lease intangible assets consist of leases in place, leasing commissions, tenant relationships, and above market leases. Deferred lease intangible liabilities represent below market leases. These intangibles have been recorded at their fair market value in connection with the acquisition of properties. Intangible assets and liabilities are generally amortized over the remaining life of the related lease following the evaluation of potential renewal options. Amortization of above and below market leases was recorded as an adjustment to rental revenue and amounted to $3,151, $2,096 and $2,075 for the years ended December 31, 2022, 2021 and 2020 respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization expense in the accompanying consolidated statements of operations and amounted to $31,689, $25,255 and $21,875 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020, and may be elected over time as reference rate activities occur. During the second quarter of 2022, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding instrument. To date, the adoption of ASU 2020-04 has not had a material impact on our consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Land	$231,829	$201,164
Buildings and improvements	1,141,832	930,678
Site improvements	132,295	108,756
Construction in progress	49,890	13,409
Real estate properties, gross	1,555,846	1,254,007
Less accumulated depreciation	(205,629)	(142,192)
Real estate properties, net	$1,350,217	$1,111,815

Acquisition of Properties

The Company made the following acquisitions of properties during the year ended December 31, 2022:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands)(1)
Atlanta, GA	January 20, 2022	150,000	1	$9,750
Jacksonville, FL	February 7, 2022	85,920	1	12,300
Cincinnati, OH; Columbus, OH; Indianapolis, IN	February 24, 2022	678,745	3	43,250
Memphis, TN	March 11, 2022	2,320,773	16	106,508	(2)
Memphis, TN	March 11, 2022	67,557	1	8,150
Atlanta, GA	March 15, 2022	200,000	1	12,500
St. Louis, MO	April 6, 2022	76,485	1	8,450
Chicago, IL	April 14, 2022	78,743	1	7,300
Cincinnati, OH; Cleveland, OH	May 18, 2022	153,903	2	12,700
Charlotte, NC	May 19, 2022	155,220	1	20,400
Cleveland, OH	July 7, 2022	197,518	1	16,500
Year ended December 31, 2022		4,164,864	29	$257,808

The Company made the following acquisitions of properties during the year ended December 31, 2021:

Location	Date Acquired	Square Feet	Properties	Purchase Price (in thousands)(1)
Kansas City, MO	February 12, 2021	221,911	1	$8,600
St. Louis, MO	March 23, 2021	142,364	1	7,800
Chicago, IL	March 25, 2021	149,474	1	7,900
Cleveland, OH	March 29, 2021	100,150	1	7,700
Columbus, OH	March 29, 2021	772,450	1	29,000
Memphis, TN	June 29, 2021	74,665	1	5,250
St. Louis, MO	June 30, 2021	155,434	1	8,800
Memphis, TN	July 9, 2021	232,375	1	9,200
Memphis, TN	July 30, 2021	316,935	1	6,277
Chicago, IL	August 12, 2021	513,512	1	30,100	(3)
St. Louis, MO	August 24, 2021	769,500	1	55,200
St. Louis, MO	October 5, 2021	100,021	1	11,100
St. Louis, MO	October 5, 2021	76,092	1	7,700
St. Louis, MO	October 7, 2021	1,145,330	2	75,100	(4)
Indianapolis, IN	October 26, 2021	294,730	1	23,100
Indianapolis, IN	November 1, 2021	102,934	1	7,450
Columbus, OH	November 4, 2021	396,800	3	22,500
Columbus, OH(5)	December 1, 2021	17,260	1	3,600
Chicago, IL	December 2, 2021	334,531	2	24,000
Cincinnati, OH	December 23, 2021	480,000	1	23,500
Year ended December 31, 2021		6,396,468	24	$373,877

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

_________________
(1)	Purchase price does not include capitalized acquisition costs.
(2)	The purchase price of $106,508 included the assumption of $56,000 of existing debt secured by the properties and the consolidation of the net book value of investment in joint venture of $5,686. In addition, we consolidated financial assets of approximately $3,533, comprised of cash, cash held in escrow and other assets, and liabilities of approximately $1,955 comprised of accounts payable, accrued expenses and other current liabilities.
(3)	The purchase price of $30,100 included the assumption of $10,820 of existing debt secured by the property.
(4)	The purchase price of $75,100 included the assumption of $28,800 of existing debt secured by the property.
(5)	Represents purchase of our property management office building in Columbus, Ohio.

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Year ended December 31, 2022		Year ended December 31, 2021
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition	Purchase Price(1)	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$257,808	N/A	$373,877	N/A
Acquisition costs	2,280	N/A	2,773	N/A
Total	$260,088		$376,650

Allocation of Purchase Price
Land	$30,887	N/A	$43,498	N/A
Building	186,710	N/A	269,686	N/A
Site improvements	23,538	N/A	35,055	N/A
Total real estate properties	241,135		348,239

Deferred Lease Intangibles
Tenant relationships	3,429	3.8	5,763	4.8
Leasing commissions	2,678	4.0	5,003	4.6
Above market lease	732	4.3	160	11.0
Below market lease	(2,520)	7.4	(2,019)	6.4
Lease in place	14,367	3.7	19,764	4.4
Net deferred lease intangibles	18,686		28,671
Assumed debt – market value
(Above)/below assumed market debt value	267	5.8	(260)	6.3
Totals	$260,088		$376,650

______________

(1)	Totals for the year ended December 31, 2021 include the purchase of our property management office in Columbus, Ohio.

All acquisitions completed during the years ended December 31, 2022 and 2021 were considered asset acquisitions under ASC 805.

Sale of Real Estate

There were no sales of real estate during the year ended December 31, 2022. During the year ended December 31, 2021, the Company sold a single, 98,340 square foot property located in Chicago, IL for approximately $2,037 and a single, 74,613 square foot property located in Chicago, IL for approximately $1,159, recognizing a net gain of $1,775. The Company also completed the sale of a small piece of land located in Memphis, TN for $167. No gain or loss was recognized on the sale of the land.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

4. Deferred Lease Intangibles, Net

Deferred lease intangible assets, net consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Above market lease	$6,077	$5,693
Lease in place	95,684	87,336
Tenant relationships	26,175	23,761
Leasing commissions	38,078	30,733
Deferred lease intangible assets, gross	166,014	147,523
Less accumulated amortization	(95,296)	(71,659)
Deferred lease intangible assets, net	$70,718	$75,864

Deferred lease intangible liabilities, net consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Below market leases	$20,452	$19,791
Less accumulated amortization	(11,534)	(9,518)
Deferred lease intangible liabilities, net	$8,918	$10,273

Projected amortization of deferred lease intangibles for the next five years and thereafter as of December 31, 2022 is as follows:

Year	Amortization Expense Related to Other Intangible Lease Assets and Liabilities (in thousands)	Net Increase to Rental Revenue Related to Above and Below Market Lease Amortization (in thousands)
2023	$23,724	$(1,843)
2024	$16,548	$(1,282)
2025	$10,458	$(853)
2026	$6,156	$(577)
2027	$4,504	$(535)
Thereafter	$6,994	$(1,494)

5. Investment in Unconsolidated Joint Venture

On October 23, 2020, a wholly owned subsidiary of the Operating Partnership entered into a $150,000 equity joint venture agreement (the “MIR JV”) with an unrelated third-party partner (the “MIR JV Partner”). The purpose of the MIR JV agreement was to acquire value-add/opportunistic industrial properties that met certain criteria as outlined within the MIR JV agreement. The Operating Partnership owned a 20% interest in the MIR JV. The Operating Partnership was responsible for the day-to-day oversight of the MIR JV, its subsidiaries and properties and was entitled to an annual asset management fee equal to 1% of total equity contributed to the MIR JV by the partners paid quarterly as well as a promote based on return thresholds as set forth in the MIR JV agreement. The MIR JV completed its initial investment of a 28-property portfolio of industrial properties totaling approximately 2.3 million square feet in metropolitan Memphis, Tennessee on December 17, 2020 for $86,000. The initial investment was funded by the MIR JV via $30,000 cash equity contributions to the MIR JV on a 20%/80% pro-rata basis and a 7-year secured mortgage for $56,000.

On March 11, 2022, the Company acquired the remaining 80% interest in the MIR JV from the MIR JV Partner for $46,401, as well as the assumption of the $56,000 secured mortgage. Upon the completion of the acquisition of the MIR JV Partner’s interest, the Company fully consolidated the former MIR JV assets and liabilities into its consolidated financial statements. Assets consolidated included the 28-building portfolio of industrial buildings and financial assets of approximately $3,533, comprised of cash, cash held in escrow, other assets and the net book value of our 20% investment in the former MIR JV of $5,686. Liabilities consolidated included the 7-year secured mortgage of $56,000 and approximately $1,955 accounts payable, accrued expenses and other current liabilities.

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

As of December 31, 2022, undiscounted future minimum fixed rental payments due under non-cancellable operating leases for each of the next five years and thereafter were as follows (in thousands):

Leases - Schedule of Lessor Future Minimum Rental Receipts under Non-Cancellable Leases

Year	Future Minimum Fixed Rental Payments
2023	$139,821
2024	123,483
2025	95,589
2026	67,601
2027	48,883
Thereafter	91,508
Total minimum fixed rental receipts	$566,885

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

The Company includes accounts receivable and straight-line rent receivables within other assets in the consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Income from leases	$134,252	$102,314	$80,987
Straight-line rent adjustments	3,682	3,700	1,963
Tenant recoveries	42,357	32,160	24,811
Amortization of above market leases	(723)	(1,000)	(866)
Amortization of below market leases	3,874	3,096	2,941
Total	$183,442	$140,270	$109,836

Tenant recoveries included within rental revenue for the years ending December 31, 2022, 2021 and 2020 are variable in nature.

As a Lessee

Operating Leases

As of December 31, 2022, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 1.4 years to 33.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of December 31, 2022, total operating right of use assets and lease liabilities were approximately $5,703 and $6,844, respectively. The operating lease liability as of December 31, 2022 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.6 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

As of December 31, 2021, we had five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases had remaining lease terms ranging from 2.4 years to 34.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of December 31, 2021, total operating right of use assets and lease liabilities were approximately $6,552 and $7,830, respectively. The operating lease liability as of December 31, 2021 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 9.2 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the operating lease expense recognized during the years ended December 31, 2022, 2021 and 2020 included in the Company’s consolidated statements of operations.

	Year Ended December 31,
	2022	2021	2020
Operating lease expense included in general and administrative expense attributable to office leases	$838	$806	$984
Operating lease expense included in property expense attributable to ground sublease	36	47	5
Non-cash adjustment due to straight-line rent adjustments	109	143	(340)
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$983	$996	$649

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

Year	December 31, 2022
2023	$1,311
2024	1,280
2025	894
2026	803
2027	818
Thereafter	3,491
Total minimum operating lease payments	$8,597
Less imputed interest	(1,753)
Total operating lease liability	$6,844

Financing Leases

As of December 31, 2022, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 33 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability as of December 31, 2022 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 33 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the years ended December 31, 2022 and 2021 included in the Company’s consolidated statements of operations.

	Year Ended December 31,
	2022	2021	2020
Depreciation/amortization of financing lease right-of-use assets	$28	$26	$2
Interest expense for financing lease liability	176	175	15
Total financing lease cost	$204	$201	$17

The following table summarizes the maturity analysis of our financing lease (in thousands):

Year	December 31, 2022
2023	$155
2024	155
2025	170
2026	170
2027	170
Thereafter	6,367
Total minimum financing lease payments	$7,187
Less imputed interest	(4,939)
Total financing lease liability	$2,248

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

7. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of December 31, 2022 and 2021.

	Outstanding Balance at
Debt	December 31, 2022	December 31, 2021	Interest rate at December 31, 2022	Final Maturity Date
Secured debt:
AIG Loan	$111,758	$114,477	4.08%	November 1, 2023
Transamerica Loan	67,398	68,709	4.35%	August 1, 2028
Allianz Loan	62,388	63,115	4.07%	April 10, 2026
Minnesota Life Loan	20,019	20,453	3.78%	May 1, 2028
Minnesota Life Memphis Industrial Loan	56,000	—	3.15%	January 1, 2028
JPMorgan Chase Loan	—	13,205	5.23%	January 1, 2027
Ohio National Life Mortgage	19,045	19,660	4.14%	August 1, 2024
Nationwide Loan	15,000	15,000	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Midland National Life Insurance Mortgage	10,820	10,820	3.50%	March 10, 2028
Total secured debt	$391,228	$354,239
Unamortized debt issuance costs, net	(1,985)	(2,861)
Unamortized premium/(discount), net	288	697
Total secured debt, net	$389,531	$352,075

Unsecured debt:
$100m KeyBank Term Loan	100,000	100,000	3.10% (1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	200,000	3.13% (1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	—	4.50% (1)(2)	May 2, 2027
Total unsecured debt	$450,000	$300,000
Unamortized debt issuance costs, net	(2,655)	(2,160)
Total unsecured debt, net	$447,345	$297,840

Borrowings under line of credit:
KeyBank unsecured line of credit	77,500	38,000	5.77% (1)	August 11, 2025
Total borrowings under line of credit	$77,500	$38,000

_______________

(1)	For the month of December 2022, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 4.124%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of December 31, 2022, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.5273%, respectively.

2022 Debt Activity

On February 1, 2022, the Company repaid in full, the outstanding principal and interest balance of approximately $13,245 on the JPMorgan Chase Loan. The Company recognized a $2,176 loss on extinguishment of debt resulting from prepayment penalty and fees incurred as a result of the repayment.

On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the properties. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

On May 2, 2022, the Company entered into an amendment to the KeyBank unsecured facility. The credit facility agreement, as amended, expanded the availability on the KeyBank unsecured line of credit up to $350 million and entered into a new $150 million unsecured term loan (the “$150m KeyBank Term Loan”), with an accordion feature that allows the total borrowing capacity under the credit facility to be increased to $1 billion, subject to certain conditions. The $150m KeyBank Term Loan matures in May 2027. The maturity date for the KeyBank unsecured line of credit remains unchanged. The amendment also provided for the transition of the reference rate for the KeyBank unsecured line of credit and the $100m, $200m, and $150m KeyBank Term Loans from 1-month LIBOR to Secured Overnight Financing Rate (“SOFR”). Borrowings under the credit agreement, as amended, bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0% or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Company’s total leverage ratio.

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

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of December 31, 2022.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$391,228	$372,682	$354,239	$369,459
Unsecured debt	450,000	450,000	300,000	300,000
Borrowings under line of credit, net	77,500	77,500	38,000	38,000
Total	918,728	$900,182	$692,239	$707,459
Unamortized debt issuance cost, net	(4,640)		(5,021)
Unamortized premium/(discount), net	288		697
Total carrying value	$914,376		$687,915

Future Principal Payments of Debt

Principal payments on the Company’s long-term debt due in each of the next five years and thereafter as of December 31, 2022 are as follows:

Year	Amount
2023	$116,598
2024	23,180
2025	82,461
2026	162,740
2027	367,650
Thereafter	166,099
Total aggregate principal payments	$918,728

8. Derivative Financial Instruments

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table sets forth a summary of our interest rate swaps as of December 31, 2022 and 2021.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%(3)	$200,000	$—	$17,062	$—
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%(3)	$100,000	$—	$7,932	$—
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$—	$2,565	$—
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$—	$1,283	$—
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$—	$1,273	$—

(1)	Represents the notional value of interest rate swaps effective as of December 31, 2022.
(2)	As of December 31, 2022, all our interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and are effective as of July 1, 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $16,041 will be reclassified as a decrease to interest expense.

The following table sets forth the impact of our interest rate swaps on our consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2022	2021	2020
Amount of unrealized gain recognized in AOCI on derivatives	$30,115	$—	$—
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,643	$—	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of December 31, 2022.

		Fair Value Measurements as of December 31, 2022
Balance Sheet Line Item	Fair Value as of December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$30,115	$—	$30,115	$—

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

As of December 31, 2022, the Company does not have any derivatives in a net liability position. As of December 31, 2022, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at their termination value.

9. Common Stock

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

For the year ending December 31, 2022, the Company has issued 2,345,247 shares of its common stock under the 2021 $200 Million ATM Program for aggregate net proceeds of approximately $58,179. The Company has approximately $95,179 available for issuance under the 2021 $200 Million ATM Program.

Common Stock Warrants

On March 23, 2022, the common stock warrants were exercised in full and converted on a cashless basis, resulting in 139,940 shares of common stock transferred to the holder of the warrants at a fair value of $3,757. Prior to the full exercise of the common stock warrants, the Company had warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share. The warrants were accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheet as they contained provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants was re-measured at each financial reporting period with any changes in fair value recognized as an appreciation/depreciation of warrants in the accompanying consolidated statements of operations. The warrants were not included in the computation of diluted net loss per share as they were anti-dilutive during the years ended December 31, 2022, 2021 and 2020.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

A roll-forward of the warrants is as follows:

Balance at January 1, 2020	$293
Appreciation/(depreciation)	103
Balance at December 31, 2020	396
Appreciation/(depreciation)	5,121
Balance at December 31, 2021	5,517
Appreciation/(depreciation)	(1,760)
Balance at March 23, 2022 (exercise date)	3,757
Conversion of common stock warrants	(3,757)
Balance at December 31, 2022	$—

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

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the years ended December 31, 2022 and 2021.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.2200	$8,137
Second quarter	0.2200	8,829
Third quarter	0.2200	9,426
Fourth quarter	0.2200	9,426
Total	$0.8800	$35,818

2021
First quarter	$0.2000	$5,668
Second quarter	0.2100	6,528
Third quarter	0.2100	7,197
Fourth quarter	0.2100	7,583
Total	$0.8300	$26,976

Characterization of Common Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s common stock for the year ended December 31, 2022.

Declaration Date	Date of Record	Payable Date	Cash Distribution		Ordinary Dividend	Return of Capital
12/16/2021	12/31/2021	1/31/2022	$0.2100		$0.141145	$0.068855
2/16/2022	3/31/2022	4/29/2022	$0.2200		$0.147866	$0.072134
6/15/2022	6/30/2022	7/29/2022	$0.2200		$0.147866	$0.072134
9/15/2022	9/30/2022	10/31/2022	$0.2200		$0.147866	$0.072134
12/15/2022	12/30/2022	1/31/2023	$0.2200	(1)	—	—

(1)	This distribution was in excess of current and accumulated earnings and profits. Per IRC Section 857(b)(9), this distribution will not impact the basis of securities held by US taxpayer(s) for tax year 2023.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

10. Preferred Stock

Series A Preferred Stock

In the fourth quarter of 2017, the Company completed the offering of 2,040,000 shares of 7.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), including 240,000 shares exercised under the underwriter’s over-allotment, at a per share price of $25.00 for net cash proceeds of $48,868. The offering of the Series A Preferred Stock was registered with the SEC, pursuant to a registration statement on Form S-11 declared effective on October 18, 2017.

The Company repurchased and retired 68,038 and 448 shares of Series A Preferred Stock for the years ended December 31, 2022 and 2021, respectively. The relevant features of the Series A Preferred Stock are as follows:

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

Voting Rights

Holders of shares of the Series A Preferred Stock generally do not have any voting rights, except in the event dividends are in arrears for six or more quarterly periods (whether or not consecutive), the number of directors of the Company’s board of directors will automatically be increased by two and holders of shares of Series A Preferred Stock, voting together as a single class with the holders of the Series B Preferred Stock or any other then-outstanding class or series of capital stock ranking on parity with the Series A Preferred Stock upon which like voting rights have been conferred and are exercisable, or collectively, any Voting Preferred Stock and the holders of Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on our board of directors, until all unpaid dividends for past dividend periods shall have been paid in full.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series A Preferred Stock distributions that were declared or paid during the years ended December 31, 2022 and 2021.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.468750	$949
Second quarter	0.468750	945
Third quarter	0.468750	930
Fourth quarter	0.468750	917
Total	$1.875000	$3,741

2021
First quarter	$0.468750	$949
Second quarter	0.468750	949
Third quarter	0.468750	949
Fourth quarter	0.468750	949
Total	$1.875000	$3,796

Characterization of Series A Preferred Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s Series A Preferred Stock for the year ended December 31, 2022.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Return of Capital
3/1/2022	3/15/2022	3/31/2022	$0.468750	$0.468750	$—
6/1/2022	6/15/2022	6/30/2022	$0.468750	$0.468750	$—
9/1/2022	9/15/2022	9/30/2022	$0.468750	$0.468750	$—
12/1/2022	12/15/2022	1/3/2023	$0.468750	$0.468750	$—

Series B Preferred Stock

On December 14, 2018, the Company, in a private placement exempt from registration under the federal securities laws (the “Private Placement”), completed the offering of 4,411,764 shares of the Company’s Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $17.00 per share for an aggregate consideration of $75,000 (the “Purchase Price”) or $71,800, net of issuance costs.

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

The Company had no outstanding Series B Convertible Redeemable Preferred Stock as of December 31, 2022.

The relevant features of the Series B Preferred Stock were as follows:

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Liquidation Preference

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and ranks on a parity with the shares of the Company’s Series A Preferred Stock, in each case, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The shares of Series B Preferred Stock have a Liquidation Preference, (Series B Liquidation Preference) which is defined as an amount per share equal to the greater of (a) an amount necessary for the Investor to receive a 12.0% annual internal rate of return on the issue price of $17.00, taking into account dividends paid from December 14, 2018 until (i) the date of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (ii) the Conversion Date, or (iii) the Redemption Date, as the case may be, and (b) $21.89 (subject to adjustment), plus accrued and unpaid dividends through and including (x) the date of such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (y) the Conversion Date, or (z) the Redemption Date, as the case may be. For the years ended December 31, 2022, 2021 and 2020, accretion recorded in relation to the 12% annual internal rate of return and offering costs was $4,621, $7,228 and $7,416, respectively.

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

The following table sets forth the Series B Preferred Stock dividends that were declared during the years ended December 31, 2022 and 2021.

	Cash Dividends
	Declared	Aggregate
	per Share	Amount
2022
First quarter	$0.170000	$750
Second quarter	0.170000	375
Third quarter	—	—
Fourth quarter	—	—
Total	$0.340000	$1,125

2021
First quarter	$0.159375	$703
Second quarter	0.159375	703
Third quarter	0.159375	703
Fourth quarter	0.159375	703
Total	$0.637500	$2,812

11. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, had issued OP Units to the former owners as part of the acquisition price. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also convert their respective OP Units for the Company’s common stock on a 1-to-1 basis. Upon conversion, the Company adjusts the carrying value of non-controlling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying consolidated statements of changes in preferred stock and equity.

No OP Units were redeemed during the year ended December 31, 2022. During the year ended December 31, 2021, 116,333 OP Units were redeemed for 116,333 shares of our common stock. During the year ended December 31, 2020, 268,664 OP Units were redeemed for 268,664 shares of our common stock.

The Company adjusted the carrying value of non-controlling interest to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying consolidated statements of changes in preferred stock and equity. OP Units outstanding as of December 31, 2022, 2021 and 2020 were 490,299, 490,299 and 606,632, respectively.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the OP Unit distributions that were declared during the years ended December 31, 2022 and 2021.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2022
First quarter	$0.2200	$108
Second quarter	0.2200	108
Third quarter	0.2200	108
Fourth quarter	0.2200	108
Total	$0.8800	$432

2021
First quarter	$0.2000	$121
Second quarter	0.2100	106
Third quarter	0.2100	106
Fourth quarter	0.2100	103
Total	$0.8300	$436

The proportionate share of the loss attributed to the OP Units was $210 and $259 for the years ended December 31, 2022 and 2021, respectively.

12. Incentive Award Plan

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

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, LTIP units, SARs, and cash awards. As of December 31, 2022, the Company has only issued restricted stock units under the Plan. In addition, the Company will grant its Independent Board of Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Independent Board of Directors vest equally over a three-year period. Annual grants given to the Company’s Independent Board of Directors vest the earlier of one year from the date of grant, or, the next annual shareholder meeting. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table is a summary of the total restricted shares granted for the years ended December 31, 2022, 2021 and 2020:

Shares
Unvested restricted stock at January 1, 2020	162,184
Granted	101,540
Forfeited	(5,303)
Vested	(68,196)
Unvested restricted stock at December 31, 2020	190,225
Granted	126,434
Forfeited	(1,000)
Vested	(88,303)
Unvested restricted stock at December 31, 2021	227,356
Granted	141,000
Forfeited	(8,750)
Vested	(79,532)
Unvested restricted stock at December 31, 2022	280,074

The Company recorded equity-based compensation in the amount of $2,603, $1,559 and $1,439 for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock was $3,758, $2,828, and $2,405 for the years ended December 31, 2022, 2021 and 2020, respectively, and is expected to be recognized over a weighted average period of approximately 2.7 years, 2.8 years, and 3.0 years, respectively. The fair value of the 141,000 restricted shares granted during the year ended December 31, 2022 was approximately $3,714 with a weighted average fair value of $26.34 per share. The fair value of the 126,434 restricted shares granted during the year ended December 31, 2021 was approximately $1,998 with a weighted average fair value of $15.80 per share. The fair value of the 101,540 restricted shares granted during the year ended December 31, 2020 was approximately $1,665 with a weighted average fair value of $16.40 per share.

13. Earnings per Share

Net loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator
Net loss	$(17,096)	$(15,267)	$(14,462)
Less: Net loss attributable to non-controlling interest	(210)	(259)	(649)
Net loss attributable to Plymouth Industrial REIT, Inc.	(16,886)	(15,008)	(13,813)
Less: Preferred Stock dividends	4,866	6,608	6,444
Less: Series B Preferred Stock accretion to redemption value	4,621	7,228	7,416
Less: Loss on extinguishment of Series A Preferred Stock	99	—	34
Less: Amount allocated to participating securities	256	201	182
Net loss attributable to common stockholders	$(26,728)	$(29,045)	$(27,889)
Denominator
Weighted-average common shares outstanding basic and diluted	39,779,128	30,910,581	18,381,700
Net loss per share attributable to common stockholders – basic and diluted	$(0.67)	$(0.94)	$(1.52)

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities as of December 31, 2022 include the 280,074 shares of restricted common stock. The restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

14. Commitments and Contingencies

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

15. Retirement Plan

The Company in December 2014 established an individual SEP IRA retirement account plan for all employees. The Company has accrued a contribution for 2022 in the amount of $626 and an amount of $552 for 2021, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets at December 31, 2022 and 2021, respectively. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund them in future years.

16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and concluded that were no subsequent events requiring adjustment or disclosure to the consolidated financial statements.

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2022 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Atlanta, GA	32 Dart Road	(1)	$256	$4,454	$559	$256	$5,013	$5,269	$2,271	2014	1988/2014	18
Atlanta, GA	11236 Harland Drive	(1)	271	909	10	271	919	1,190	302	2017	1988	20
Atlanta, GA	1665 Dogwood Drive	(1)	494	6,027	31	494	6,058	6,552	1,654	2017	1973	20
Atlanta, GA	1715 Dogwood Drive	(1)	270	2,879	1	270	2,880	3,150	737	2017	1973	22
Atlanta, GA	611 Highway 74 S.		3,283	13,560	497	3,283	14,057	17,340	2,853	2019	1979-2013	25
Atlanta, GA	40 Pinyon Road		794	2,669	35	794	2,704	3,498	391	2020	1997	28
Atlanta, GA	665 Highway 74 South		1,237	6,952	26	1,237	6,978	8,215	765	2020	1989	36
Atlanta, GA	6739 New Calhoun Highway NE		2,876	7,599	16	2,876	7,615	10,491	1,664	2020	1981/1996 & 2017	20
Atlanta, GA	1099 Dodds Avenue		975	8,481	-	975	8,481	9,456	316	2022	2005	32
Atlanta, GA	1413 Lovers Lane		669	12,446	-	669	12,446	13,115	430	2022	1999	25
Boston, MA	54-56 Milliken Road	(1)	1,418	7,482	9,908	1,418	17,390	18,808	3,705	2014	1966/1995, 2005, 2013, 2022	40/20
Charlotte, NC	1570 East P St. Extension		5,878	13,121	-	5,878	13,121	18,999	331	2022	2005	30
Chicago, IL	11351 W. 183rd Street	(1)	361	1,685	38	361	1,723	2,084	608	2014	2000	34
Chicago, IL	1355 Holmes Road	(1)	1,012	2,789	184	1,012	2,973	3,985	1,584	2014	1976/1998	16
Chicago, IL	1875 Holmes Road	(1)	1,597	5,199	1,879	1,597	7,078	8,675	2,897	2014	1989	16
Chicago, IL	189 Seegers Road	(1)	470	1,369	43	470	1,412	1,882	553	2014	1972	21
Chicago, IL	2401 Commerce Drive	(1)	486	4,597	1,052	486	5,649	6,135	1,893	2014	1994/2009	28
Chicago, IL	3940 Stern Avenue	(1)	1,156	5,139	1,245	1,156	6,384	7,540	3,063	2014	1987	16
Chicago, IL	11601 Central Avenue	(1)	3,479	6,545	427	3,479	6,972	10,451	2,026	2017	1970	21
Chicago, IL	13040 South Pulaski Avenue	(1)	3,520	11,115	367	3,520	11,482	15,002	4,307	2017	1976	16
Chicago, IL	13970 West Laurel Drive	(1)	1,447	1,377	373	1,447	1,750	3,197	625	2017	1990	14
Chicago, IL	1455-1645 Greenleaf Avenue	(1)	1,926	5,137	1,441	1,926	6,578	8,504	1,591	2017	1968	21
Chicago, IL	1750 South Lincoln Drive	(1)	489	9,270	707	489	9,977	10,466	2,526	2017	2001	24
Chicago, IL	1796 Sherwin Avenue	(1)	1,542	3,598	111	1,542	3,709	5,251	1,210	2017	1964	19
Chicago, IL	28160 North Keith Drive	(1)	1,614	1,643	282	1,614	1,925	3,539	631	2017	1989	16
Chicago, IL	3841-3865 Swanson Court	(1)	1,640	2,247	140	1,640	2,387	4,027	780	2017	1978	17
Chicago, IL	5110 South 6th Street	(1)	689	1,014	155	689	1,169	1,858	452	2017	1972	16
Chicago, IL	6000 West 73rd Street	(1)	1,891	3,403	-	1,891	3,403	5,294	1,152	2017	1974	17
Chicago, IL	6510 West 73rd Street	(1)	4,229	4,105	170	4,229	4,275	8,504	1,595	2017	1974	18
Chicago, IL	6558 West 73rd Street	(1)	3,444	2,325	1,050	3,444	3,375	6,819	958	2017	1975	16
Chicago, IL	6751 Sayre Avenue	(1)	2,891	5,743	-	2,891	5,743	8,634	1,580	2017	1973	22
Chicago, IL	7200 Mason Ave	(1)	2,519	5,482	1	2,519	5,483	8,002	1,731	2017	1974	18
Chicago, IL	4491 N Mayflower Road		289	2,422	153	289	2,575	2,864	644	2017	2000	27
Chicago, IL	4955 Ameritech Drive		856	7,251	447	856	7,698	8,554	1,954	2017	2004	27
Chicago, IL	5855 West Carbonmill Road		743	6,269	166	743	6,435	7,178	1,613	2017	2002	27
Chicago, IL	5861 W Cleveland Road		234	1,966	121	234	2,087	2,321	519	2017	1994	27
Chicago, IL	West Brick Road		381	3,209	197	381	3,406	3,787	846	2017	1998	27
Chicago, IL	1600 Fleetwood Drive	(1)	2,699	9,530	83	2,699	9,613	12,312	2,206	2018	1968/2016	23
Chicago, IL	3 West College Drive	(1)	728	1,531	85	728	1,616	2,344	334	2018	1978/2016	26
Chicago, IL	11746 Austin Ave		1,062	4,420	102	1,062	4,522	5,584	747	2019	1970	25
Chicago, IL	144 Tower Drive		866	4,174	78	866	4,252	5,118	666	2019	1971/1988 & 2015	29
Chicago, IL	16801 Exchange Ave		1,905	9,454	178	1,905	9,632	11,537	1,699	2019	1987	24
Chicago, IL	350 Armory Drive		442	835	136	442	971	1,413	230	2019	1972	21
Chicago, IL	4915 West 122nd Street		848	3,632	203	848	3,835	4,683	598	2019	1972	26
Chicago, IL	7207 Mason Avenue		887	2,608	15	887	2,623	3,510	588	2019	1970	20
Chicago, IL	7420 Meade Ave		586	367	104	586	471	1,057	162	2019	1970	20
Chicago, IL	1717 West Harvester Road		3,843	12,848	5	3,843	12,853	16,696	3,226	2020	1970	15
Chicago, IL	1301 Ridgeview Drive		1,231	12,623	79	1,231	12,702	13,933	774	2021	1995/2020	25
Chicago, IL	1900 S. Batavia	(1)	7,337	20,387	23	7,337	20,410	27,747	1,644	2021	1958/1989/2010	21
Chicago, IL	6035 West Gross Point Road		2,706	4,351	8	2,706	4,359	7,065	610	2021	1956/1985	15
Chicago, IL	800 Church Street		2,019	6,197	-	2,019	6,197	8,216	396	2021	1974/2020	22
Chicago, IL	2600 Commerce Drive		1,028	5,597	-	1,028	5,597	6,625	160	2022	2001	30
Cincinnati, OH	4115 Thunderbird Lane	(1)	275	2,093	192	275	2,285	2,560	992	2014	1991	22

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Cincinnati, OH	7585 Empire Drive	(1)	644	2,658	363	644	3,021	3,665	2,047	2014	1973	11
Cincinnati, OH	Mosteller Distribution Center	(1)	1,501	9,424	87	1,501	9,511	11,012	5,694	2014	1959	14
Cincinnati, OH	Fisher Industrial Park		4,147	18,147	6,191	4,147	24,338	28,485	5,116	2018	1946	20
Cincinnati, OH	2700-2758 E. Kemper Road	(1)	847	5,196	306	847	5,502	6,349	802	2019	1990	35
Cincinnati, OH	2800-2888 E. Kemper Road	(1)	752	5,448	387	752	5,835	6,587	816	2019	1989	35
Cincinnati, OH	4514-4548 Cornell Road	(1)	998	7,281	564	998	7,845	8,843	1,251	2019	1976	28
Cincinnati, OH	6900-6918 Fairfield Business Drive	(1)	244	2,020	355	244	2,375	2,619	232	2019	1990	38
Cincinnati, OH	3741 Port Union Road		418	3,381	-	418	3,381	3,799	85	2022	1995/2001	30
Cincinnati, OH	4225-4331 Dues Drive		2,260	16,300	79	2,260	16,379	18,639	854	2022	1972	18
Cleveland, OH	1755 Enterprise Parkway	(1)	1,411	12,281	1,739	1,411	14,020	15,431	4,968	2014	1978/2005	27
Cleveland, OH	30339 Diamond Parkway		2,815	22,792	254	2,815	23,046	25,861	3,610	2018	2007	34
Cleveland, OH	14801 Country Rd 212		985	13,062	1	985	13,063	14,048	2,005	2019	1998	25
Cleveland, OH	1200 Chester Industrial Parkway North		1,213	6,602	70	1,213	6,672	7,885	919	2020	2007/2009	27
Cleveland, OH	1200 Chester Industrial Parkway South		562	2,689	59	562	2,748	3,310	440	2020	1991	23
Cleveland, OH	1350 Moore Road		809	2,860	227	809	3,087	3,896	549	2020	1997	20
Cleveland, OH	1366 Commerce Drive		1,069	4,363	(220)	847	4,365	5,212	823	2020	1960	13
Cleveland, OH	2100 International Parkway		-	14,818	233	-	15,051	15,051	1,201	2020	2000	31
Cleveland, OH	2210 International Parkway		-	15,033	5	-	15,038	15,038	1,233	2020	2001	27
Cleveland, OH	Gilchrist Road I		1,775	6,541	185	1,775	6,726	8,501	1,026	2020	1961-1978	17
Cleveland, OH	Gilchrist Road II		2,671	14,959	154	2,671	15,113	17,784	2,210	2020	1994-1998	22
Cleveland, OH	Gilchrist Road III		977	12,416	139	977	12,555	13,532	1,319	2020	1994/1998	22
Cleveland, OH	4211 Shuffel Street NW		1,086	12,287	3	1,086	12,290	13,376	1,595	2020	1994	21
Cleveland, OH	31000 Viking Parkway		1,458	5,494	315	1,458	5,809	7,267	459	2021	1998	29
Cleveland, OH	1120 West 130th St		1,058	7,205	-	1,058	7,205	8,263	175	2022	2000	28
Cleveland, OH	22209 Rockside Road		2,198	13,265	-	2,198	13,265	15,463	324	2022	2008	31
Columbus, OH	3100 Creekside Parkway	(1)	1,203	9,603	555	1,203	10,158	11,361	3,487	2014	2000	27
Columbus, OH	3500 Southwest Boulevard	(1)	1,488	16,730	1,387	1,488	18,117	19,605	7,164	2014	1992/2018	22
Columbus, OH	7001 American Pkwy	(1)	331	1,416	82	331	1,498	1,829	794	2014	1986/2007 & 2012	20
Columbus, OH	8273 Green Meadows Dr.	(1)	341	2,266	393	341	2,659	3,000	932	2014	1996/2007	27
Columbus, OH	8288 Green Meadows Dr.	(1)	1,107	8,413	532	1,107	8,945	10,052	4,688	2014	1988	17
Columbus, OH	2120 - 2138 New World Drive	(1)	400	3,007	112	400	3,119	3,519	1,172	2017	1971	18
Columbus, OH	459 Orange Point Drive	(1)	1,256	6,793	408	1,256	7,201	8,457	796	2019	2001	40
Columbus, OH	7719 Graphics Way	(1)	1,297	2,743	142	1,297	2,885	4,182	395	2019	2000	40
Columbus, OH	100 Paragon Parkway		582	9,130	1	582	9,131	9,713	1,731	2020	1995	17
Columbus, OH	1650-1654 Williams Road		1,581	23,818	-	1,581	23,818	25,399	2,424	2021	1973/1974,1975	20
Columbus, OH	1520-1530 Experiment Farm Road		576	7,164	17	576	7,181	7,757	392	2021	1997	25
Columbus, OH	2180 Corporate Drive		586	8,311	12	586	8,323	8,909	449	2021	1996	27
Columbus, OH	2800 Howard Street		1,306	20,266	-	1,306	20,266	21,572	781	2021	2016	31
Columbus, OH	952 Dorset Road		242	3,492	-	242	3,492	3,734	189	2021	1988	25
Columbus, OH	2626 Port Road		1,149	8,212	-	1,149	8,212	9,361	317	2022	1994	26
Indianapolis, IN	3035 North Shadeland Ave	(1)	1,966	11,740	1,446	1,966	13,186	15,152	4,575	2017	1962/2001 & 2004	17
Indianapolis, IN	3169 North Shadeland Ave	(1)	148	884	(65)	148	819	967	374	2017	1979/1993	17
Indianapolis, IN	2900 N. Shadeland Avenue		4,632	14,572	1,059	4,632	15,631	20,263	4,323	2019	1957/1992	15
Indianapolis, IN	4430 Sam Jones Expressway		2,644	12,570	203	2,644	12,773	15,417	2,420	2019	1970	22
Indianapolis, IN	6555 East 30th Street		1,881	6,636	563	1,881	7,199	9,080	1,758	2019	1969/1997	17
Indianapolis, IN	6575 East 30th Street		566	1,408	2	566	1,410	1,976	335	2019	1998	19
Indianapolis, IN	6585 East 30th Street		669	2,216	144	669	2,360	3,029	538	2019	1998	19
Indianapolis, IN	6635 East 30th Street		535	2,567	24	535	2,591	3,126	510	2019	1998	19
Indianapolis, IN	6701 East 30th Street		334	428	2	334	430	764	176	2019	1990	17
Indianapolis, IN	6737 East 30th Street		609	1,858	25	609	1,883	2,492	463	2019	1995	17
Indianapolis, IN	6751 East 30th Street		709	2,083	133	709	2,216	2,925	489	2019	1997	18
Indianapolis, IN	6951 East 30th Street		424	1,323	64	424	1,387	1,811	318	2019	1995	21
Indianapolis, IN	7901 W. 21st Street		1,870	8,844	1,833	1,870	10,677	12,547	1,712	2019	1985/1994	20
Indianapolis, IN	3333 N. Franklin Road		1,363	6,525	25	1,363	6,550	7,913	1,517	2020	1967	15
Indianapolis, IN	3701 David Howarth Drive		938	21,471	-	938	21,471	22,409	847	2021	2008/2019	35
Indianapolis, IN	7750 Georgetown Road		1,943	5,605	8	1,943	5,613	7,556	286	2021	2006	32

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Indianapolis, IN	3525 South Arlington Avenue		2,569	10,764	10	2,569	10,774	13,343	465	2022	1990	23
Jacksonville, FL	Center Point Business Park	(1)	9,848	26,411	770	9,848	27,181	37,029	4,342	2018	1990-1997	35
Jacksonville, FL	Liberty Business Park	(1)	9,347	26,978	867	9,347	27,845	37,192	4,359	2018	1996-1999	38
Jacksonville, FL	Salisbury Business Park	(1)	4,354	9,049	70	4,354	9,119	13,473	1,588	2018	2001-2012	32
Jacksonville, FL	265, 338, 430 Industrial Boulevard		2,562	15,116	411	2,562	15,527	18,089	2,656	2020	1988-1996/1999, 2001	18
Jacksonville, FL	8451 Western Way		4,240	13,983	86	4,240	14,069	18,309	1,313	2020	1968/1975 & 1987	32
Jacksonville, FL	8000-8001 Belfort Parkway		1,836	9,460	81	1,836	9,541	11,377	294	2022	1999	40
Kansas City, MO	5450 Deramus Avenue		1,483	6,609	935	1,483	7,544	9,027	843	2021	1976/1986 & 1994	20
Memphis, TN	210 American Dr.	(1)	928	10,442	668	928	11,110	12,038	7,009	2014	1967/1981 & 2012	13
Memphis, TN	6005, 6045 & 6075 Shelby Dr.	(1)	488	4,919	1,990	488	6,909	7,397	2,933	2014	1989	19
Memphis, TN	3635 Knight Road	(1)	422	2,820	142	422	2,962	3,384	969	2017	1986	18
Memphis, TN	Airport Business Park		1,511	4,352	2,227	1,511	6,579	8,090	2,250	2017	1985-1989	26
Memphis, TN	4540-4600 Pleasant Hill Road		1,375	18,854	(161)	1,207	18,861	20,068	1,892	2019	1991/2005	37
Memphis, TN	1700-1710 Dunn Avenue		916	5,018	1,511	916	6,529	7,445	676	2021	1957-1959/1963 & 1973	13
Memphis, TN	2950 Brother Boulevard		1,089	7,515	126	1,089	7,641	8,730	833	2021	1987/2019	17
Memphis, TN	6290 Shelby View Drive		163	4,631	-	163	4,631	4,794	223	2021	1999/2003	36
Memphis, TN	10455 Marina Drive	(1)	613	6,154	-	613	6,154	6,767	360	2022	1986	20
Memphis, TN	10682 Ridgewood Road	(1)	261	3,513	-	261	3,513	3,774	161	2022	1985	23
Memphis, TN	1814 S Third Street	(1)	469	2,510	-	469	2,510	2,979	213	2022	1966	14
Memphis, TN	3650 Distriplex Drive	(1)	704	12,847	-	704	12,847	13,551	527	2022	1997	24
Memphis, TN	3670 South Perkins Road	(1)	215	2,242	-	215	2,242	2,457	122	2022	1974	18
Memphis, TN	3980 Premier Avenue	(1)	354	3,835	-	354	3,835	4,189	226	2022	1964	17
Memphis, TN	5846 Distribution Drive	(1)	164	2,092	-	164	2,092	2,256	84	2022	1984	30
Memphis, TN	7560 Priority Lane	(1)	159	1,561	-	159	1,561	1,720	84	2022	1988	21
Memphis, TN	8970 Deerfield Drive	(1)	241	2,256	334	241	2,590	2,831	129	2022	1977	22
Memphis, TN	Collins Industrial Memphis	(1)	950	12,889	117	950	13,006	13,956	595	2022	1989-2001	16-32
Memphis, TN	Outland Center Memphis I	(1)	678	9,227	56	678	9,283	9,961	429	2022	1988	21-25
Memphis, TN	Outland Center Memphis II	(1)	892	7,424	12	892	7,436	8,328	479	2022	1989	15-22
Memphis, TN	Outland/Burbank Industrial	(1)	924	12,805	63	924	12,868	13,792	600	2022	1969-1996	20-23
Memphis, TN	Place Industrial Memphis	(1)	342	3,529	404	342	3,933	4,275	195	2022	1980-1988	20-25
Memphis, TN	Shelby Distribution II	(1)	312	4,564	208	312	4,772	5,084	184	2022	1998	25-27
Memphis, TN	Willow Lake Industrial	(1)	231	2,861	17	231	2,878	3,109	136	2022	1989	23
Memphis, TN	AE Beaty Drive/Appling Road		850	6,589	-	850	6,589	7,439	171	2022	2006	45
Philadelphia, PA	4 East Stow Road	(1)	1,580	6,954	174	1,580	7,128	8,708	3,289	2014	1986	22
St. Louis, MO	2635-2645 Metro Boulevard		656	2,576	16	656	2,592	3,248	333	2019	1979	30
St. Louis, MO	5531 - 5555 Phantom Drive		1,133	3,976	1	1,133	3,977	5,110	692	2019	1971	22
St. Louis, MO	Grissom Drive		656	2,780	-	656	2,780	3,436	412	2020	1970	19
St. Louis, MO	St. Louis Commerce Center	(1)	3,927	20,995	404	3,927	21,399	25,326	1,819	2020	1999-2001	33
St. Louis, MO	11646 Lakeside Crossing		1,282	9,293	6	1,282	9,299	10,581	378	2021	2005	35
St. Louis, MO	160-275 Corporate Woods Place		2,183	5,956	187	2,183	6,143	8,326	608	2021	1990	19
St. Louis, MO	3919 Lakeview Corporate Drive		4,265	46,225	109	4,265	46,334	50,599	1,835	2021	1970	37
St. Louis, MO	3051 Gateway	(1)	3,148	29,791	-	3,148	29,791	32,939	1,207	2021	2016	36
St. Louis, MO	349 Gateway	(1)	3,255	36,451	-	3,255	36,451	39,706	1,978	2021	2016	36
St. Louis, MO	4848 Park 370 Boulevard		1,041	6,127	13	1,041	6,140	7,181	291	2021	2006	32
St. Louis, MO	9150 Latty Ave		1,674	5,076	54	1,674	5,130	6,804	526	2021	1965/2018	22
St. Louis, MO	1901-1939 Belt Way Drive		2,492	5,109	110	2,492	5,219	7,711	201	2022	1986	26
Total Real Estate Owned			$231,144	$1,215,869	$55,744	$230,754	$1,272,003	$1,502,757	$204,803
__________________

Note	(1)	These properties secure the $389,531 Secured Debt.
Note	(2)	Total does not include development projects of $45,317, corporate office leasehold improvements of $2,425, Columbus property management office of $4,476 and the finance lease right of use asset of $871 related to the ground sublease at 2100 International Parkway.
Note	(3)	Total does not include accumulated depreciation related to corporate office leasehold improvements of $722 and Columbus property management office of $104.
Note	(4)	Renovation means significant upgrades, alterations, or additions to building interiors or exteriors and/or systems.
Note	(5)	Depreciation is calculated over the remaining useful life of the respective property as determined at the time of the purchase allocation, ranging from 11-45 years for buildings and 3-13 years for improvements.

As of December 31, 2022, the gross aggregate basis for Federal tax purposes of investments in real estate properties was approximately $1,635,996.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2022 and 2021 ($ in thousands)

	Year Ended December 31,
	2022	2021	2020
Real Estate
Balance at the beginning of the year	$1,254,007	$886,681	$655,788
Additions during the year	302,265	374,461	231,040
Disposals during the year	(426)	(7,135)	(147)
Balance at the end of the year	$1,555,846	$1,254,007	$886,681

Accumulated Depreciation
Balance at the beginning of the year	$142,192	$98,283	$63,877
Depreciation expense	63,557	45,398	34,484
Disposals during the year	(120)	(1,489)	(78)
Balance at the end of the year	$205,629	$142,192	$98,283