Form 10-Q
period 2023-03-31
Plymouth Industrial REIT, Inc.
filed 2023-05-04
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2023

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

As of May 1, 2023, the Registrant had outstanding 43,030,864 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Real estate properties	$1,563,493	$1,555,846
Less accumulated depreciation	(222,418)	(205,629)
Real estate properties, net	1,341,075	1,350,217

Cash	20,396	11,003
Cash held in escrow	11,189	13,376
Restricted cash	6,847	6,834
Deferred lease intangibles, net	66,109	70,718
Interest rate swaps	23,045	30,115
Other assets	37,798	39,055
Total assets	$1,506,459	$1,521,318

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$387,942	$389,531
Unsecured debt, net	447,494	447,345
Borrowings under line of credit	87,500	77,500
Accounts payable, accrued expenses and other liabilities	70,739	72,551
Deferred lease intangibles, net	8,014	8,918
Financing lease liability	2,254	2,248
Total liabilities	1,003,943	998,093
Commitments and contingencies (Note 12)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 1,953,783 and 1,955,513 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (aggregate liquidation preference of $48,845 and $48,888 at March 31, 2023 and December 31, 2022, respectively)	46,803	46,844

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 43,030,864 and 42,849,489 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	430	428
Additional paid in capital	624,942	635,068
Accumulated deficit	(197,543)	(194,243)
Accumulated other comprehensive income	22,750	29,739
Total stockholders' equity	450,579	470,992
Non-controlling interest	5,134	5,389
Total equity	455,713	476,381
Total liabilities, preferred stock and equity	$1,506,459	$1,521,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022

Rental revenue	$49,371	$42,720
Management fee revenue and other income	29	86
Total revenues	49,400	42,806

Operating expenses:
Property	15,954	14,075
Depreciation and amortization	23,800	22,691
General and administrative	3,447	3,552
Total operating expenses	43,201	40,318

Other income (expense):
Interest expense	(9,535)	(6,395)
Earnings (loss) in investment of unconsolidated joint venture	—	(147)
Loss on extinguishment of debt	—	(2,176)
(Appreciation) depreciation of warrants	—	1,760
Total other income (expense)	(9,535)	(6,958)

Net loss	(3,336)	(4,470)
Less: Net loss attributable to non-controlling interest	(38)	(60)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,298)	(4,410)
Less: Preferred Stock dividends	916	1,699
Less: Series B Preferred Stock accretion to redemption value	—	1,500
Less: Loss on extinguishment of Series A Preferred Stock	2	—
Less: Amount allocated to participating securities	88	67
Net loss attributable to common stockholders	$(4,304)	$(7,676)
Net loss basic and diluted per share attributable to common stockholders	$(0.10)	$(0.21)

Weighted-average common shares outstanding basic and diluted	42,604,770	36,227,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022

Net loss	$(3,336)	$(4,470)

Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	(7,070)	10,068
Other comprehensive income	(7,070)	10,068
Comprehensive income (loss)	(10,406)	5,598
Less: Net loss attributable to non-controlling interest	(38)	(60)
Less: Other comprehensive income (loss) attributable to non-controlling interest	(81)	135
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$(10,287)	$5,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2023	1,955,513	$46,844	—	$—	42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381
Repurchase and extinguishment of Series A Preferred Stock	(1,730)	(41)	—	—	—	—	—	(2)	—	(2)	—	(2)
Net proceeds from common stock	—	—	—	—	—	—	(137)	—	—	(137)	—	(137)
Stock based compensation	—	—	—	—	—	—	585	—	—	585	—	585
Restricted shares issued (forfeited)	—	—	—	—	181,375	2	(2)	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(10,598)	—	—	(10,598)	(110)	(10,708)
Other comprehensive income	—	—	—	—	—	—	—	—	(6,989)	(6,989)	(81)	(7,070)
Reallocation of non-controlling interest	—	—	—	—	—	—	26	—	—	26	(26)	—
Net loss	—	—	—	—	—	—	—	(3,298)	—	(3,298)	(38)	(3,336)
Balance, March 31, 2023	1,953,783	$46,803	—	$—	43,030,864	$430	$624,942	$(197,543)	$22,750	$450,579	$5,134	$455,713

Balance, January 1, 2022	2,023,551	$48,473	4,411,764	$94,437	36,110,659	$361	$532,666	$(177,258)	$—	$355,769	$4,831	$360,600
Series B Preferred Stock accretion to redemption value	—	—	—	1,500	—	—	(1,500)	—	—	(1,500)	—	(1,500)
Net proceeds from common stock	—	—	—	—	614,800	7	17,116	—	—	17,123	—	17,123
Stock based compensation	—	—	—	—	—	—	442	—	—	442	—	442
Restricted shares issued (forfeited)	—	—	—	—	120,160	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(9,835)	—	—	(9,835)	(108)	(9,943)
Other comprehensive income	—	—	—	—	—	—	—	—	9,933	9,933	135	10,068
Conversion of common stock warrants	—	—	—	—	139,940	2	3,756	—	—	3,758	—	3,758
Reallocation of non-controlling interest	—	—	—	—	—	—	(122)	—	—	(122)	122	—
Net loss	—	—	—	—	—	—	—	(4,410)	—	(4,410)	(60)	(4,470)
Balance, March 31, 2022	2,023,551	$48,473	4,411,764	$95,937	36,985,559	$370	$542,523	$(181,668)	$9,933	$371,158	$4,920	$376,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(3,336)	$(4,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,800	22,691
Straight line rent adjustment	(912)	(822)
Intangible amortization in rental revenue, net	(734)	(1,546)
Loss on extinguishment of debt	—	2,176
Amortization of debt related costs	568	505
Appreciation (depreciation) of warrants	—	(1,760)
Stock based compensation	585	442
(Earnings) loss in investment of unconsolidated joint venture	—	147
Changes in operating assets and liabilities:
Other assets	1,946	362
Deferred leasing costs	(1,060)	(648)
Accounts payable, accrued expenses and other liabilities	(2,255)	(2,789)
Net cash provided by operating activities	18,602	14,288

Investing activities
Acquisition of real estate properties	—	(131,131)
Real estate improvements	(8,968)	(6,316)
Net cash used in investing activities	(8,968)	(137,447)

Financing activities
(Payment) Proceeds from issuance of common stock, net	(137)	17,123
Repayment of secured debt	(1,768)	(16,630)
Proceeds from line of credit facility	10,000	141,000
Repayment of line of credit facility	—	(10,000)
Repurchase of Series A Preferred Stock	(43)	—
Debt issuance costs	(17)	(101)
Dividends and distributions paid	(10,450)	(9,338)
Net cash provided (used in) by financing activities	(2,415)	122,054

Net (decrease) increase in cash, cash held in escrow, and restricted cash	7,219	(1,105)
Cash, cash held in escrow, and restricted cash at beginning of period	31,213	43,374
Cash, cash held in escrow, and restricted cash at end of period	$38,432	$42,269

Supplemental Cash Flow Disclosures:
Cash paid for interest	$9,008	$5,310
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$—	$2,895

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in dividends payable	$9,682	$8,887
Distribution payable to non-controlling interest holder	$110	$108
Series B accretion to redemption value	$—	$1,500
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$5,758	$3,321
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$1,913	$1,172
Conversion of common stock warrants	$—	$3,758
Consolidation of net book value of investment in joint venture	$—	$5,686
Assumption of other assets upon consolidation of investment in joint venture	$—	$638
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$—	$1,955
Assumption of secured debt upon consolidation of investment in joint venture	$—	$56,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of March 31, 2023 and December 31, 2022, the Company owned a 98.9% and 98.9%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of March 31, 2023, the Company, through its subsidiaries, owned 157 industrial properties comprising 210 buildings with an aggregate of approximately 34.2 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2022 and 2021. Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly present the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the United States Securities and Exchange Commission on February 23, 2023.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets and stock-based compensation. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, and cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2023, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2023	2022
Cash	$20,396	$11,003
Cash held in escrow	11,189	13,376
Restricted cash	6,847	6,834
Cash, cash held in escrow, and restricted cash	$38,432	$31,213

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $10,832 and $10,815 at March 31, 2023 and December 31, 2022, respectively, and related accumulated amortization amounted to $6,568 and $6,175 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the Company has classified net unamortized debt issuance costs of $2,083 and $2,306, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

Derivative Instruments and Hedging Activities

We record all derivatives on the accompanying condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of our debt and interest rate swaps, discussed in Notes 5 and 6, respectively.

Financial instruments, including cash, restricted cash, cash held in escrow, accounts receivable, accounts payable, accrued expenses and other current liabilities, are considered Level 1 in fair value hierarchy. The amounts reported on the condensed consolidated balance sheets for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates. Derivative financial instruments are considered Level 2 in the fair value hierarchy as discussed in Note 6.

Leases

For leases in which we are the lessee, a right of use asset and lease liability is recorded on the condensed consolidated balance sheets equal to the present value of the fixed lease payments of the corresponding lease. To determine our operating right of use asset and lease liability, we estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases by utilizing a market-based approach. Since the terms under our ground leases are significantly longer than the terms of borrowings available to us on a fully collateralized basis, the estimate of this rate requires significant judgment, and considers factors such as market-based pricing on longer duration financing instruments.

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

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020, and may be elected over time as reference rate activities occur. During the second quarter of 2022, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-bank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding instrument. To date, the adoption of ASU 2020-04 has not had a material impact and we do not anticipate a future material impact on our condensed consolidated financial statements.

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Land	$231,829	$231,829
Buildings and improvements	1,175,037	1,141,832
Site improvements	132,295	132,295
Construction in progress	24,332	49,890
	1,563,493	1,555,846
Less: accumulated depreciation	(222,418)	(205,629)
Real estate properties, net	$1,341,075	$1,350,217

Depreciation expense was $16,871 and $14,393 for the three months ended March 31, 2023 and 2022, respectively.

Acquisition of Properties

There were no acquisitions of properties during the three months ended March 31, 2023.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Income from leases	$35,940	$30,584
Straight-line rent adjustments	912	822
Tenant recoveries	11,785	9,768
Amortization of above market leases	(170)	(166)
Amortization of below market leases	904	1,712
Total	$49,371	$42,720

Tenant recoveries included within rental revenue for the three months ended March 31, 2023 and 2022 are variable in nature.

As a Lessee

Operating Leases

As of March 31, 2023, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 1.2 years to 32.8 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of March 31, 2023, total operating right of use assets and lease liabilities were approximately $5,487 and $6,586, respectively. The operating lease liability as of March 31, 2023 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.5 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three months ended March 31, 2023 and 2022 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended March 31,
	2023	2022
Operating lease expense included in general and administrative expense attributable to office leases	$192	$215
Operating lease expense included in property expense attributable to ground sublease	9	9
Non-cash adjustment due to straight-line rent adjustments	34	25
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$235	$249

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

April 1, 2023 - December 31, 2023	$985
2024	1,280
2025	894
2026	803
2027	818
Thereafter	3,491
Total minimum operating lease payments	$8,271
Less imputed interest	(1,685)
Total operating lease liability	$6,586

Financing Leases

As of March 31, 2023, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 32.8 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability as of March 31, 2023 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 32.8 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three months ended March 31, 2023 and 2022 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended March 31,
	2023	2022
Depreciation/amortization of financing lease right-of-use assets	$7	$7
Interest expense for financing lease liability	44	44
Total financing lease cost	$51	$51

The following table summarizes the maturity analysis of our financing lease (in thousands):

April 1, 2023 - December 31, 2023	$116
2024	155
2025	170
2026	170
2027	170
Thereafter	6,367
Total minimum financing lease payments	$7,148
Less imputed interest	(4,894)
Total financing lease liability	$2,254

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

5. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of March 31, 2023 and December 31, 2022.

	Outstanding Balance at
Debt	March 31, 2023	December 31, 2022	Interest rate at March 31, 2023	Final Maturity Date
Secured debt:
AIG Loan	$111,061	$111,758	4.08%	November 1, 2023
Transamerica Loan	67,061	67,398	4.35%	August 1, 2028
Allianz Loan	62,110	62,388	4.07%	April 10, 2026
Minnesota Life Loan	19,908	20,019	3.78%	May 1, 2028
Minnesota Life Memphis Industrial Loan(1)	55,812	56,000	3.15%	January 1, 2028
Ohio National Life Mortgage	18,887	19,045	4.14%	August 1, 2024
Nationwide Loan	15,000	15,000	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Midland National Life Insurance Mortgage	10,820	10,820	3.50%	March 10, 2028
Total secured debt	$389,459	$391,228
Unamortized debt issuance costs, net	(1,758)	(1,985)
Unamortized premium/(discount), net	241	288
Total secured debt, net	$387,942	$389,531

Unsecured debt:
$100m KeyBank Term Loan(2)	100,000	100,000	3.10%(3)(4)	August 11, 2026
$200m KeyBank Term Loan(2)	200,000	200,000	3.13%(3)(4)	February 11, 2027
$150m KeyBank Term Loan(2)	150,000	150,000	4.50%(3)(4)	May 2, 2027
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(2,506)	(2,655)
Total unsecured debt, net	$447,494	$447,345

Borrowings under line of credit:
KeyBank unsecured line of credit(2)	87,500	77,500	6.31%(3)	August 11, 2025
Total borrowings under line of credit	$87,500	$77,500

_______________

(1)	On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the properties. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.
(2)	On May 2, 2022, the Company entered into an amendment to the KeyBank unsecured facility. The credit facility agreement, as amended, expanded the availability on the KeyBank unsecured line of credit up to $350 million and entered into a new $150 million unsecured term loan (the “$150m KeyBank Term Loan”), with an accordion feature that allows the total borrowing capacity under the credit facility to be increased to $1 billion, subject to certain conditions. The $150m KeyBank Term Loan matures in May 2027. The maturity date for the KeyBank unsecured line of credit remains unchanged. The amendment also provided for the transition of the reference rate for the KeyBank unsecured line of credit and the $100m, $200m, and $150m KeyBank Term Loans from 1-month LIBOR to Secured Overnight Financing Rate (“SOFR”). Borrowings under the credit agreement, as amended, bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0% or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Company’s total leverage ratio.
(3)	For the month of March 2023, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 4.664%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(4)	As of March 31, 2023, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.5273%, respectively.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of March 31, 2023.

Fair Value of Debt

The fair value of our debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$389,459	$374,149	$391,228	$372,682
Unsecured debt	450,000	450,000	450,000	450,000
Borrowings under line of credit, net	87,500	87,500	77,500	77,500
Total	926,959	$911,649	918,728	$900,182
Unamortized debt issuance cost, net	(4,264)		(4,640)
Unamortized premium/(discount), net	241		288
Total carrying value	$922,936		$914,376

6. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table sets forth a summary of our interest rate swaps as of March 31, 2023 and December 31, 2022.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%(3)	$200,000	$200,000	$13,683	$17,062
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%(3)	$100,000	$100,000	$6,449	$7,932
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$1,465	$2,565
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$731	$1,273
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$717	$1,283

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

_______________
(1)	Represents the notional value of interest rate swaps effective as of March 31, 2023.
(2)	As of March 31, 2023, all our interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and were effective as of July 1, 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $15,212 will be reclassified as a decrease to interest expense.

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2023	2022
Amount of unrealized gain recognized in AOCI on derivatives	$23,045	$10,068
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,852	$704

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

		Fair Value Measurements as of March 31, 2023
Balance Sheet Line Item	Fair Value as of March 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$23,045	$—	$23,045	$—

		Fair Value Measurements as of December 31, 2022
Balance Sheet Line Item	Fair Value as of December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$30,115	$—	$30,115	$—

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

As of March 31, 2023, the Company does not have any derivatives in a net liability position. As of March 31, 2023, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at their termination value.

7. Common Stock

ATM Program

On February 28, 2023, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, Barclays Capital Inc., Berenberg Capital Markets LLC, BMO Capital Markets Corp., B. Riley Securities, Inc., Capital One Securities Inc., Colliers Securities LLC, JMP Securities LLC, J.P. Morgan Securities, LLC, Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross proceeds of $200,000 through an “at-the-market” equity offering program (the “2023 $200 Million ATM Program”). The 2023 $200 Million ATM Program replaced the previous $200 million ATM program, which was entered on November 9, 2021 (“2021 $200 Million ATM Program”).

For the three months ended March 31, 2023, the Company did not issue shares of its common stock under the 2023 $200 Million ATM Program or the 2021 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2023 $200 Million ATM Program.

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the three months ended March 31, 2023 and the year ended December 31, 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.2250	$9,682
Total	$0.2250	$9,682

2022
First quarter	$0.2200	$8,137
Second quarter	$0.2200	$8,829
Third quarter	$0.2200	$9,426
Fourth quarter	$0.2200	$9,426
Total	$0.8800	$35,818

8. Preferred Stock

Series A Preferred Stock

During the three months ended March 31, 2023, the Company repurchased and retired 1,730 shares of Series A Preferred Stock. The table below sets forth the Company’s outstanding Series A Preferred Stock as of March 31, 2023.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	1,953,783	$25.00	7.5%

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the 7.5% Series A Preferred Stock dividends that were declared during the three months ended March 31, 2023 and the year ended December 31, 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.468750	$916
Total	$0.468750	$916

2022
First quarter	$0.468750	$949
Second quarter	$0.468750	$945
Third quarter	$0.468750	$930
Fourth quarter	$0.468750	$917
Total	$1.875000	$3,741

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

OP Units outstanding as of March 31, 2023 and December 31, 2022 was 490,299.

The following table sets forth the OP Unit distributions that were declared during the three months ended March 31, 2023 and the year ended December 31, 2022.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2023
First quarter	$0.2250	$110
Total	$0.2250	$110

2022
First quarter	$0.2200	$108
Second quarter	$0.2200	$108
Third quarter	$0.2200	$108
Fourth quarter	$0.2200	$108
Total	$0.8800	$432

The proportionate share of the loss attributed to the OP Units was $38 and $60 for the three months ended March 31, 2023 and 2022, respectively.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

10. Incentive Award Plan

The following table is a summary of the total restricted shares granted, forfeited and vested for the three months ended March 31, 2023:

Shares
Unvested restricted stock at January 1, 2023	280,074
Granted	181,375
Forfeited	—
Vested	(69,290)
Unvested restricted stock at March 31, 2023	392,159

The Company recorded equity-based compensation expense in the amount of $585 and $442 for the three months ended March 31, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2023 was approximately $7,069 and is expected to be recognized over a weighted average period of approximately 3.3 years. The fair value of the 181,375 restricted shares granted during the three months ended March 31, 2023 was approximately $3,896 with a weighted average fair value of $21.48 per share.

11. Earnings per Share

Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(3,336)	$(4,470)
Less: Net loss attributable to non-controlling interest	(38)	(60)
Net loss attributable to Plymouth Industrial REIT, Inc.	(3,298)	(4,410)
Less: Preferred Stock dividends	916	1,699
Less: Series B Preferred Stock accretion to redemption value	—	1,500
Less: Loss on extinguishment of Series A Preferred Stock	2	—
Less: Amount allocated to participating securities	88	67
Net loss attributable to common stockholders	$(4,304)	$(7,676)
Denominator
Weighted-average common shares outstanding basic and diluted	42,604,770	36,227,582
Net loss per share attributable to common stockholders – basic and diluted	$(0.10)	$(0.21)

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

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at March 31, 2023 include the 392,159 shares of restricted common stock. The restricted common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2023, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2022 and 2021 contained therein, which is accessible on the SEC’s website at www.sec.gov.

Overview

We are a full service, vertically integrated real estate investment company focused on the acquisition, ownership, and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. Our mission is to provide tenants with cost effective space that is functional, flexible and safe.

As of March 31, 2023, the Company, through its subsidiaries, owned 157 industrial properties comprising 210 buildings with an aggregate of approximately 34.2 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of March 31, 2023, the Company’s portfolio was approximately 98.1% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from April 1, 2023 through to December 31, 2025, an aggregate of 46.1% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market leases to reflect current market conditions.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the three months ended March 31, 2023.

Period	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Three Months Ended March 31, 2023
	Renewals	645,885	84.0%	$4.62	$5.16	11.7%	$0.14	$0.15
	New Leases	123,081	16.0%	$4.56	$6.29	37.9%	$0.69	$0.27
	Total/weighted average	768,966	100%	$4.61	$5.34	15.9%	$0.23	$0.17

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, impairments of long-lived assets and stock-based compensation. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 23, 2023, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2022 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies.

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

For the three months ended March 31, 2023 and 2022, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repurposing during the period from January 1, 2022 through March 31, 2023.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change			Three Months Ended March 31,		Change
	2023	2022	$	%	2023	2022	$	%		2023	2022	$	%
Revenue:
Rental revenue	$41,792	$40,749	$1,043	2.6%	$7,579	$1,971	$5,608	284.5%		$49,371	$42,720	$6,651	15.6%
Management fee revenue and other income	—	—	—	—	29	86	(57)	(66.3%	)	29	86	(57)	(66.3%	)
Total revenues	41,792	40,749	1,043	2.6%	7,608	2,057	5,551	269.9%		49,400	42,806	6,594	15.4%

Property expenses	13,289	12,992	297	2.3%	2,665	1,083	1,582	146.1%		15,954	14,075	1,879	13.3%
Depreciation and amortization										23,800	22,691	1,109	4.9%
General and administrative										3,447	3,552	(105)	(3.0%	)
Total operating expenses										43,201	40,318	2,883	7.2%

Other income (expense):
Interest expense										(9,535)	(6,395)	(3,140)	49.1%
Earnings (loss) in investment of unconsolidated joint venture										—	(147)	147	(100%	)
Loss on extinguishment of debt										—	(2,176)	2,176	(100%	)
(Appreciation) depreciation of warrants										—	1,760	(1,760)	(100%	)
Total other income (expense)										(9,535)	(6,958)	(2,577)	37.0%

Net loss										$(3,336)	$(4,470)	$1,134	(25.4%	)

Rental revenue: Rental revenue increased by $6,651 to $49,371 for the three months ended March 31, 2023 as compared to $42,720 for the three months ended March 31, 2022. This was primarily related to a net increase of $5,608 within Acquisitions, Dispositions and Other primarily due to an increase in rental revenue from acquisitions, an increase of $1,043 from Same Store Portfolio primarily from an increase in rent income of $1,720 due to scheduled rent steps and leasing activities, an increase of $688 in tenant reimbursements, and an increase in early termination revenue of $104, offset by a decrease in non-cash rent adjustments of $1,469 for the three months ended March 31, 2023.

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

Property expenses: Property expenses increased $1,879 for the three months ended March 31, 2023 to $15,954 as compared to $14,075 for the three months ended March 31, 2022. This was primarily due to a net increase of $1,582 within Acquisitions, Dispositions and Other due to property expenses related to acquisitions. Property expenses for the Same Store Portfolio increased approximately $297 driven by an increase in real estate taxes, partially offset by a decrease in utilities.

Depreciation and amortization: Depreciation and amortization expense increased by $1,109 to $23,800 for the three months ended March 31, 2023 as compared to $22,691 for the three months ended March 31, 2022, primarily due to a net increase of $3,625 within Acquisitions, Dispositions and Other, partially offset by a decrease of $2,516 for the Same Store Portfolio due to full depreciation and amortization of certain assets during the three months ended March 31, 2023.

General and administrative: General and administrative expenses decreased approximately $105 to $3,447 for the three months ended March 31, 2023 as compared to $3,552 for the three months ended March 31, 2022. The decrease is attributable primarily to decreased compensation expense of $210, offset by an increase in non-cash stock compensation of $143.

Interest expense: Interest expense increased by approximately $3,140 to $9,535 for the three months ended March 31, 2023, as compared to $6,395 for the three months ended March 31, 2022. The increase is primarily due to increased interest rates on the borrowings under the line of credit during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The schedule below is a comparative analysis of the components of interest expense for the three months March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Changes in accrued interest	$294	$644
Amortization of debt related costs	568	505
Total change in accrued interest and amortization of debt related costs	862	1,149
Cash interest paid	9,008	5,310
Capitalized interest	(335)	(64)
Total interest expense	$9,535	$6,395

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

(Appreciation) depreciation of warrants: (Appreciation) depreciation of warrants represents the change in the fair market value of our common stock warrants. For the three months ended March 31, 2022, the Company recorded depreciation of warrants of $1,760. During Q1 2022, all common stock warrants were fully exercised on a cash-less basis and no warrants remained outstanding as of March 31, 2023.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months
(In thousands)	Ended March 31,
	2023	2022
NOI:
Net loss	$(3,336)	$(4,470)
General and administrative	3,447	3,552
Depreciation and amortization	23,800	22,691
Interest expense	9,535	6,395
(Earnings) loss in investment of unconsolidated joint venture	—	147
Loss on extinguishment of debt	—	2,176
Appreciation (depreciation) of warrants	—	(1,760)
Management fee revenue and other income	(29)	(86)
NOI	$33,417	$28,645

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

	For the Three Months
(In thousands)	Ended March 31,
	2023	2022
EBITDAre:
Net loss	$(3,336)	$(4,470)
Depreciation and amortization	23,800	22,691
Interest expense	9,535	6,395
Loss on extinguishment of debt	—	2,176
Appreciation (depreciation) of warrants	—	(1,760)
EBITDAre	$29,999	$25,032

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

We define FFO consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends. Core FFO represents FFO reduced by dividends paid (or declared) to holders of our preferred stock, acquisition and transaction related expenses for transactions not completed, and certain non-cash operating expenses such as impairment on real estate lease, appreciation (depreciation) of warrants and loss on extinguishment of debt. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	For the Three Months
(In thousands)	Ended March 31,
	2023	2022
FFO:
Net loss	$(3,336)	$(4,470)
Depreciation and amortization	23,800	22,691
Depreciation and amortization from unconsolidated joint venture	—	268
FFO:	$20,464	$18,489
Preferred stock dividends	(916)	(1,699)
Acquisition expenses	81	—
Appreciation (depreciation) of warrants	—	(1,760)
Loss on extinguishment of debt	—	2,176
Core FFO	$19,629	$17,206

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months
(In thousands)	Ended March 31,
	2023	2022
AFFO:
Core FFO	$19,629	$17,206
Amortization of debt related costs	568	505
Non-cash interest expense	294	644
Stock compensation	585	442
Capitalized interest	(335)	(64)
Straight line rent	(912)	(822)
Above/below market lease rents	(734)	(1,546)
Recurring capital expenditures (1)	(1,806)	(1,673)
AFFO:	$17,289	$14,692

______________

(1)	Excludes non-recurring capital expenditures of $8,413 and $8,289 for the three months ended March 31, 2023 and 2022, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$18,602	$14,288
Net cash used in investing activities	$(8,968)	$(137,447)
Net cash provided by (used in) financing activities	$(2,415)	$122,054

Operating activities: Net cash provided by operating activities for the three months ended March 31, 2023 increased approximately $4,314 compared to the three months ended March 31, 2022. The increase was primarily attributable to incremental operating cash flows from acquisitions completed between Q2 2022 and Q1 2023 and same store properties.

Investing activities: Net cash used in investing activities for the three months ended March 31, 2023 decreased approximately $128,479 compared to the three months ended March 31, 2022 primarily due to property acquisitions completed during the first three months in 2023 totaling $0 as opposed to $131,131 during the first three months of 2022, offset by an increase in capital expenditures of $2,652.

Financing activities: Net cash provided by (used in) financing activities for the three months ended March 31, 2023 decreased $124,469 compared to the three months ended March 31, 2022. The change was predominantly driven by a decrease of $106,138 in net proceeds from secured and unsecured debt and the line of credit, a decrease of $17,260 in net proceeds from the issuance of common stock, a decrease in debt offering costs of $84, offset by an increase of $43 in repurchase and extinguishment of Series A Preferred Stock and an increase of $1,112 in dividends paid.

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

As of March 31, 2023, we had available liquidity of approximately $300.9 million, comprised of $38.4 million in cash and cash equivalents and $262.5 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of March 31, 2023

The following is a schedule of our indebtedness as of March 31, 2023 ($ in thousands):

Debt	Outstanding Balance	Interest rate at March 31, 2023	Final Maturity Date
Secured debt:
AIG Loan	$111,061	4.08%	November 1, 2023
Transamerica Loan	67,061	4.35%	August 1, 2028
Allianz Loan	62,110	4.07%	April 10, 2026
Minnesota Life Loan	19,908	3.78%	May 1, 2028
Minnesota Life Memphis Industrial Loan	55,812	3.15%	January 1, 2028
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Ohio National Life Mortgage	18,887	4.14%	August 1, 2024
Nationwide Loan	15,000	2.97%	October 1, 2027
Midland National Life Insurance Mortgage	10,820	3.50%	March 10, 2028
Total secured debt	$389,459
Unamortized debt issuance costs, net	(1,758)
Unamortized premium/(discount), net	241
Secured debt, net	$387,942
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.10%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.13%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.50%(1)(2)	May 2, 2027
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(2,506)
Unsecured debt, net	$447,494

Borrowings under line of credit:
KeyBank unsecured line of credit	87,500	6.31%(1)	August 11, 2025
Total borrowings under line of credit	$87,500

_______________

(1)	For the month of March 2023, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 4.664%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of March 31, 2023, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.5273%, respectively.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of March 31, 2023, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

Stock Issuances (dollars in thousands)

Universal Shelf S-3 Registration Statement

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S-3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of March 31, 2023, the Company has $583,401 available for issuance under the 2021 $750 Million S-3 Filing.

ATM Program

On February 28, 2023, the Company entered into a distribution agreement with KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, Barclays Capital Inc., Berenberg Capital Markets LLC, BMO Capital Markets Corp., B. Riley Securities, Inc., Capital One Securities Inc., Colliers Securities LLC, JMP Securities LLC, J.P. Morgan Securities, LLC, Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross proceeds of $200,000 through an “at-the-market” equity offering program (the “2023 $200 Million ATM Program”). The 2023 $200 Million ATM Program replaced the previous $200 million ATM program, which was entered on November 9, 2021 (“2021 $200 Million ATM Program”).

For the three months ended March 31, 2023, the Company did not issue shares of its common stock under the 2023 $200 Million ATM Program or the 2021 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2023 $200 Million ATM Program.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have no off-balance sheet arrangements.

Inflation

Prior to 2021, the rate of inflation was low and had minimal impact on the performance of our industrial properties in the markets in which we operate, however, recently inflation has increased and may remain at an elevated level or increase further. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of March 31, 2023, all our outstanding variable rate debt, with the exception of the KeyBank unsecured line of credit, was fixed with interest rate swaps through maturity. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of March 31, 2023, the Company has entered into five interest rate swap agreements.

The following table details our outstanding interest rate swaps as of March 31, 2023 ($ in thousands):

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	March 31, 2023
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%(3)	$200,000	$13,683
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%(3)	$100,000	$6,449
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$1,465
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$731
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$717

_______________

(1)	Represents the notional value of interest rate swaps effective as of March 31, 2023.
(2)	As of March 31, 2023, all our interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and are effective as of July 1, 2022.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $15,212 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At March 31, 2023, we had $537,500 of outstanding variable rate debt. As of March 31, 2023, all our outstanding variable debt, with the exception of the KeyBank unsecured line of credit which had balance of $87,500, was fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 6.17% during the three months ended March 31, 2023. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the three months ended March 31, 2023, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the three months ended March 31, 2023, our interest expense for the quarter would have increased by approximately $54. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of March 31, 2023, our interest rate swaps are indexed to SOFR.

For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not our earnings or cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on us until we are required to refinance such debt. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the maturity dates of our various fixed rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. For a full description of these risk factors, please refer to "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, hereunto duly authorized.

PLYMOUTH INDUSTRIAL REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer and
Chairman of the Board of Directors

By: /s/ Anthony Saladino

Anthony Saladino,

Chief Financial Officer

Dated: May 4, 2023