Form 10-Q
period 2023-06-30
Plymouth Industrial REIT, Inc.
filed 2023-08-03
CIK 1515816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2023

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

As of July 31, 2023, the Registrant had outstanding 44,254,684 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Real estate properties	$1,571,334	$1,555,846
Less accumulated depreciation	(239,306)	(205,629)
Real estate properties, net	1,332,028	1,350,217

Cash	19,010	11,003
Cash held in escrow	12,498	13,376
Restricted cash	7,009	6,834
Deferred lease intangibles, net	60,304	70,718
Interest rate swaps	31,180	30,115
Other assets	38,631	39,055
Total assets	$1,500,660	$1,521,318

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$386,191	$389,531
Unsecured debt, net	447,655	447,345
Borrowings under line of credit	87,500	77,500
Accounts payable, accrued expenses and other liabilities	70,492	72,551
Deferred lease intangibles, net	7,179	8,918
Financing lease liability	2,260	2,248
Total liabilities	1,001,277	998,093
Commitments and contingencies (Note 12)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 1,953,783 and 1,955,513 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (aggregate liquidation preference of $48,845 and $48,888 at June 30, 2023 and December 31, 2022, respectively)	46,803	46,844

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 43,100,864 and 42,849,489 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	431	428
Additional paid in capital	616,414	635,068
Accumulated deficit	(200,147)	(194,243)
Accumulated other comprehensive income	30,792	29,739
Total stockholders' equity	447,490	470,992
Non-controlling interest	5,090	5,389
Total equity	452,580	476,381
Total liabilities, preferred stock and equity	$1,500,660	$1,521,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Rental revenue	$49,899	$45,612	$99,270	$88,332
Management fee revenue and other income	—	2	29	88
Total revenues	49,899	45,614	99,299	88,420

Operating expenses:
Property	15,690	13,799	31,644	27,874
Depreciation and amortization	23,417	24,208	47,217	46,899
General and administrative	3,842	4,146	7,289	7,698
Total operating expenses	42,949	42,153	86,150	82,471

Other income (expense):
Interest expense	(9,584)	(7,925)	(19,119)	(14,320)
Earnings (loss) in investment of unconsolidated joint venture	—	—	—	(147)
Loss on extinguishment of debt	—	—	—	(2,176)
(Appreciation) depreciation of warrants	—	—	—	1,760
Total other income (expense)	(9,584)	(7,925)	(19,119)	(14,883)

Net loss	(2,634)	(4,464)	(5,970)	(8,934)
Less: Net loss attributable to non-controlling interest	(30)	(55)	(68)	(115)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,604)	(4,409)	(5,902)	(8,819)
Less: Preferred Stock dividends	916	1,320	1,832	3,019
Less: Series B Preferred Stock accretion to redemption value	—	750	—	2,250
Less: Loss on extinguishment of Series A Preferred Stock	—	24	2	24
Less: Amount allocated to participating securities	82	65	170	132
Net loss attributable to common stockholders	$(3,602)	$(6,568)	$(7,906)	$(14,244)
Net loss basic and diluted per share attributable to common stockholders	$(0.08)	$(0.17)	$(0.19)	$(0.38)

Weighted-average common shares outstanding basic and diluted	42,646,535	39,106,576	42,625,768	37,675,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(2,634)	$(4,464)	$(5,970)	$(8,934)

Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	8,135	5,860	1,065	15,928
Other comprehensive income	8,135	5,860	1,065	15,928
Comprehensive income (loss)	5,501	1,396	(4,905)	6,994
Less: Net loss attributable to non-controlling interest	(30)	(55)	(68)	(115)
Less: Other comprehensive income (loss) attributable to non-controlling interest	93	73	12	208
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$5,438	$1,378	$(4,849)	$6,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value			Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount		Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2023	1,955,513	$46,844	-	42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381
Repurchase and extinguishment of Series A Preferred Stock	(1,730)	(41)		—	—	—	(2)	—	(2)	—	(2)
Net proceeds from common stock	—	—		—	—	(137)	—	—	(137)	—	(137)
Stock based compensation	—	—		—	—	585	—	—	585	—	585
Restricted shares issued (forfeited)	—	—		181,375	2	(2)	—	—	—	—	—
Dividends and distributions	—	—		—	—	(10,598)	—	—	(10,598)	(110)	(10,708)
Other comprehensive income	—	—		—	—	—	—	(6,989)	(6,989)	(81)	(7,070)
Reallocation of non-controlling interest	—	—		—	—	26	—	—	26	(26)	—
Net loss	—	—	-	—	—	—	(3,298)	—	(3,298)	(38)	(3,336)
Balance, March 31, 2023	1,953,783	$46,803	-	43,030,864	$430	$624,942	$(197,543)	$22,750	$450,579	$5,134	$455,713
Net proceeds from common stock	—	—		70,000	1	1,384	—	—	1,385	—	1,385
Stock based compensation	—	—		—	—	716	—	—	716	—	716
Dividends and distributions	—	—		—	—	(10,625)	—	—	(10,625)	(110)	(10,735)
Other comprehensive income	—	—		—	—	—	—	8,042	8,042	93	8,135
Reallocation of non-controlling interest	—	—		—	—	(3)	—	—	(3)	3	—
Net loss	—	—	-	—	—	—	(2,604)	—	(2,604)	(30)	(2,634)
Balance, June 30, 2023	1,953,783	$46,803	-	43,100,864	$431	$616,414	$(200,147)	$30,792	$447,490	$5,090	$452,580

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2022	2,023,551	$48,473	4,411,764	$94,437	36,110,659	$361	$532,666	$(177,258)	$—	$355,769	$4,831	$360,600
Series B Preferred Stock accretion to redemption value	—	—	—	1,500	—	—	(1,500)	—	—	(1,500)	—	(1,500)
Net proceeds from common stock	—	—	—	—	614,800	7	17,116	—	—	17,123	—	17,123
Stock based compensation	—	—	—	—	—	—	442	—	—	442	—	442
Restricted shares issued (forfeited)	—	—	—	—	120,160	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(9,835)	—	—	(9,835)	(108)	(9,943)
Reallocation of non-controlling interest	—	—	—	—	—	—	(122)	—	—	(122)	122	—
Other comprehensive income	—	—	—	—	—	—	—	—	9,933	9,933	135	10,068
Conversion of common stock warrants	—	—	—	—	139,940	2	3,756	—	—	3,758	—	3,758
Net loss	—	—	—	—	—	—	—	(4,410)	—	(4,410)	(60)	(4,470)
Balance, March 31, 2022	2,023,551	$48,473	4,411,764	$95,937	36,985,559	$370	$542,523	$(181,668)	$9,933	$371,158	$4,920	$376,078
Repurchase and extinguishment of Series A Preferred Stock	(16,381)	(392)	—	—	—	—	—	(24)	—	(24)	—	(24)
Conversion of Series B Preferred Stock	—	—	(2,205,882)	(47,970)	2,205,882	22	47,948	—	—	47,970	—	47,970
Series B Preferred Stock accretion to redemption value	—	—	—	750	—	—	(750)	—	—	(750)	—	(750)
Net proceeds from common stock	—	—	—	—	927,900	9	24,375	—	—	24,384	—	24,384
Stock based compensation	—	—	—	—	—	—	538	—	—	538	—	538
Restricted shares issued (forfeited)	—	—	—	—	13,970	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(10,149)	—	—	(10,149)	(108)	(10,257)
Reallocation of non-controlling interest	—	—	—	—	—	—	(472)	—	—	(472)	472	—
Other comprehensive income	—	—	—	—	—	—	—	—	5,787	5,787	73	5,860
Net loss	—	—	—	—	—	—	—	(4,409)	—	(4,409)	(55)	(4,464)
Balance, June 30, 2022	2,007,170	$48,081	2,205,882	$48,717	40,133,311	$401	$604,013	$(186,101)	$15,720	$434,033	$5,302	$439,335

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(5,970)	$(8,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,217	46,899
Straight line rent adjustment	(1,617)	(1,726)
Intangible amortization in rental revenue, net	(1,403)	(2,091)
Loss on extinguishment of debt	—	2,176
Amortization of debt related costs	1,138	1,032
Appreciation (depreciation) of warrants	—	(1,760)
Stock based compensation	1,301	980
(Earnings) loss in investment of unconsolidated joint venture	—	147
Changes in operating assets and liabilities:
Other assets	1,595	1,146
Deferred leasing costs	(2,812)	(2,107)
Accounts payable, accrued expenses and other liabilities	50	(103)
Net cash provided by operating activities	39,499	35,659

Investing activities
Acquisition of real estate properties	—	(180,275)
Real estate improvements	(18,520)	(17,464)
Proceeds from sale of real estate, net	—	222
Net cash used in investing activities	(18,520)	(197,517)

Financing activities
(Payment) Proceeds from issuance of common stock, net	1,248	41,507
Repayment of secured debt	(3,695)	(18,073)
Proceeds from issuance of unsecured debt	—	150,000
Proceeds from line of credit facility	10,000	161,000
Repayment of line of credit facility	—	(158,500)
Repurchase of Series A Preferred Stock	(43)	(416)
Debt issuance costs	(27)	(1,690)
Dividends and distributions paid	(21,158)	(19,278)
Net cash (used in) provided by financing activities	(13,675)	154,550

Net increase (decrease) in cash, cash held in escrow, and restricted cash	7,304	(7,308)
Cash, cash held in escrow, and restricted cash at beginning of period	31,213	43,374
Cash, cash held in escrow, and restricted cash at end of period	$38,517	$36,066

Supplemental Cash Flow Disclosures:
Cash paid for interest	$18,215	$12,588
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$—	$2,895

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in dividends payable	$9,709	$9,204
Distribution payable to non-controlling interest holder	$110	$108
Series B accretion to redemption value	$—	$2,250
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$4,050	$6,373
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$1,048	$1,809
Conversion of common stock warrants	$—	$3,758
Conversion of Series B Preferred Stock	$—	$47,970
Consolidation of net book value of investment in joint venture	$—	$5,686
Assumption of other assets upon consolidation of investment in joint venture	$—	$638
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$—	$1,955
Assumption of secured debt upon consolidation of investment in joint venture	$—	$56,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of June 30, 2023 and December 31, 2022, the Company owned a 98.9% and 98.9%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of June 30, 2023, the Company, through its subsidiaries, owned 157 industrial properties comprising 210 buildings with an aggregate of approximately 34.2 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet.

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

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any Variable Interest Entities (“VIEs”) in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a VIE and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our condensed consolidated financial statements.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, and cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2023, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2023	2022
Cash	$19,010	$11,003
Cash held in escrow	12,498	13,376
Restricted cash	7,009	6,834
Cash, cash held in escrow, and restricted cash	$38,517	$31,213

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $10,842 and $10,815 at June 30, 2023 and December 31, 2022, respectively, and related accumulated amortization amounted to $6,962 and $6,175 at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the Company has classified net unamortized debt issuance costs of $1,860 and $2,306, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Earnings (Loss) per Share

The Company follows the two-class method when computing net earnings (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. See Note 11 for details.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of our debt, interest rate swaps and performance stock units discussed in Notes 5, 6 and 10 respectively.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Stock Based Compensation

The Company grants stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock and performance stock units for certain executive officers and key employees. The Company measures stock-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period. Forfeitures of unvested shares are recognized in the period the forfeiture occurs.

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020, and may be elected over time as reference rate activities occur. During the second quarter of 2022, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-bank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding instrument. The adoption of ASU 2020-04 did not have a material impact on our condensed consolidated financial statements.

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Land	$231,829	$231,829
Buildings and improvements	1,178,128	1,141,832
Site improvements	132,295	132,295
Construction in progress	29,082	49,890
	1,571,334	1,555,846
Less: accumulated depreciation	(239,306)	(205,629)
Real estate properties, net	$1,332,028	$1,350,217

Depreciation expense was $16,891 and $16,093 for the three months ended June 30, 2023 and 2022, respectively, and $33,762 and $30,486 for the six months ended June 30, 2023 and 2022, respectively.

Acquisition of Properties

There were no acquisitions of properties during the six months ended June 30, 2023.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the six months ended June 30, 2023 and 2022, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from leases	$36,440	$33,362	$72,380	$63,946
Straight-line rent adjustments	705	904	1,617	1,726
Tenant recoveries	12,085	10,801	23,870	20,569
Amortization of above market leases	(166)	(198)	(336)	(364)
Amortization of below market leases	835	743	1,739	2,455
Total	$49,899	$45,612	$99,270	$88,332

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Tenant recoveries included within rental revenue for the six months ended June 30, 2023 and 2022 are variable in nature.

As a Lessee

Operating Leases

As of June 30, 2023, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 0.9 years to 32.5 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of June 30, 2023, total operating right of use assets and lease liabilities were approximately $5,269 and $6,325, respectively. The operating lease liability as of June 30, 2023 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.4 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three and six months ended June 30, 2023 and 2022 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense included in general and administrative expense attributable to office leases	$190	$207	$382	$422
Operating lease expense included in property expense attributable to ground sublease	9	9	18	18
Non-cash adjustment due to straight-line rent adjustments	35	25	69	50
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$234	$241	$469	$490

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

July 1, 2023 - December 31, 2023	$658
2024	1,280
2025	894
2026	803
2027	818
Thereafter	3,491
Total minimum operating lease payments	$7,944
Less imputed interest	(1,619)
Total operating lease liability	$6,325

Financing Leases

As of June 30, 2023, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 32.5 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability as of June 30, 2023 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 32.5 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three and six months ended June 30, 2023 and 2022 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation/amortization of financing lease right-of-use assets	$6	$7	$13	$14
Interest expense for financing lease liability	45	44	89	88
Total financing lease cost	$51	$51	$102	$102

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our financing lease (in thousands):

July 1, 2023 - December 31, 2023	$77
2024	155
2025	170
2026	170
2027	170
Thereafter	6,367
Total minimum financing lease payments	$7,109
Less imputed interest	(4,849)
Total financing lease liability	$2,260

5. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of June 30, 2023 and December 31, 2022.

	Outstanding Balance at
Debt	June 30, 2023	December 31, 2022	Interest rate at June 30, 2023	Final Maturity Date
Secured debt:
AIG Loan	$110,357	$111,758	4.08%	November 1, 2023
Transamerica Loan	66,720	67,398	4.35%	August 1, 2028
Allianz Loan	61,830	62,388	4.07%	April 10, 2026
Minnesota Life Loan	19,796	20,019	3.78%	May 1, 2028
Minnesota Life Memphis Industrial Loan(1)	55,529	56,000	3.15%	January 1, 2028
Ohio National Life Mortgage	18,732	19,045	4.14%	August 1, 2024
Nationwide Loan	15,000	15,000	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Midland National Life Insurance Mortgage	10,769	10,820	3.50%	March 10, 2028
Total secured debt	$387,533	$391,228
Unamortized debt issuance costs, net	(1,535)	(1,985)
Unamortized premium/(discount), net	193	288
Total secured debt, net	$386,191	$389,531

Unsecured debt:
$100m KeyBank Term Loan(2)	100,000	100,000	3.10%(3)(4)	August 11, 2026
$200m KeyBank Term Loan(2)	200,000	200,000	3.13%(3)(4)	February 11, 2027
$150m KeyBank Term Loan(2)	150,000	150,000	4.50%(3)(4)	May 2, 2027
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(2,345)	(2,655)
Total unsecured debt, net	$447,655	$447,345

Borrowings under line of credit:
KeyBank unsecured line of credit(2)	87,500	77,500	6.82%(3)	August 11, 2025
Total borrowings under line of credit	$87,500	$77,500

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

_______________

(1)	On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the properties. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.
(2)	On May 2, 2022, the Company entered into an amendment to the KeyBank unsecured facility. The credit facility agreement, as amended, expanded the availability on the KeyBank unsecured line of credit up to $350 million and entered into a new $150 million unsecured term loan (the “$150m KeyBank Term Loan”), with an accordion feature that allows the total borrowing capacity under the credit facility to be increased to $1 billion, subject to certain conditions. The $150m KeyBank Term Loan matures in May 2027. The maturity date for the KeyBank unsecured line of credit remains unchanged. The amendment also provided for the transition of the reference rate for the KeyBank unsecured line of credit and the $100m, $200m, and $150m KeyBank Term Loans from 1-month LIBOR to Secured Overnight Financing Rate (“SOFR”). Borrowings under the credit agreement, as amended, bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0% or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Company’s total leverage ratio.
(3)	For the month of June 2023, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 5.172%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(4)	As of June 30, 2023, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of June 30, 2023.

Fair Value of Debt

The fair value of our debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$387,533	$368,645	$391,228	$372,682
Unsecured debt	450,000	450,000	450,000	450,000
Borrowings under line of credit, net	87,500	87,500	77,500	77,500
Total	925,033	$906,145	918,728	$900,182
Unamortized debt issuance cost, net	(3,880)		(4,640)
Unamortized premium/(discount), net	193		288
Total carrying value	$921,346		$914,376

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

The following table sets forth a summary of our interest rate swaps as of June 30, 2023 and December 31, 2022.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%(3)	$200,000	$200,000	$17,078	$17,062
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%(3)	$100,000	$100,000	$8,002	$7,932
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$3,063	$2,565
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$1,528	$1,283
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$1,509	$1,273

_______________

(1)	Represents the notional value of interest rate swaps effective as of June 30, 2023.
(2)	As of June 30, 2023, all our interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and were effective as of July 1, 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $17,967 will be reclassified as a decrease to interest expense.

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2023	2022	2023	2022
Amount of unrealized gain recognized in AOCI on derivatives	$8,135	$5,860	$1,065	$15,928
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,414	$635	$6,266	$1,339

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following tables summarize the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

		Fair Value Measurements as of June 30, 2023
Balance Sheet Line Item	Fair Value as of June 30, 2023	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$31,180	$—	$31,180	$—

		Fair Value Measurements as of December 31, 2022
Balance Sheet Line Item	Fair Value as of December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$30,115	$—	$30,115	$—

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

As of June 30, 2023, the Company does not have any derivatives in a net liability position. As of June 30, 2023, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at their termination value.

7. Common Stock

ATM Program

On February 28, 2023, the Company entered into a distribution agreement with certain sales agents pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross proceeds of $200,000 through an “at-the-market” equity offering program (the “2023 $200 Million ATM Program”). The 2023 $200 Million ATM Program replaced the previous $200 million ATM program, which was entered on November 9, 2021 (“2021 $200 Million ATM Program”).

For the six months ended June 30, 2023, the Company issued 70,000 shares of its common stock under the 2023 $200 Million ATM Program for aggregate net proceeds of approximately $1,248. The Company has approximately $198,379 available for issuance under the 2023 $200 Million ATM Program. No shares were issued under the 2021 $200 Million ATM Program for the six months ended June 30, 2023.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the six months ended June 30, 2023 and the year ended December 31, 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.2250	$9,682
Second quarter	$0.2250	$9,709
Total	$0.4500	$19,391

2022
First quarter	$0.2200	$8,137
Second quarter	$0.2200	$8,829
Third quarter	$0.2200	$9,426
Fourth quarter	$0.2200	$9,426
Total	$0.8800	$35,818

8. Preferred Stock

Series A Preferred Stock

During the six months ended June 30, 2023, the Company repurchased and retired 1,730 shares of Series A Preferred Stock. The table below sets forth the Company’s outstanding Series A Preferred Stock as of June 30, 2023.

Preferred Stock Issuance	Issuance Date	Number of Shares	Liquidation Value per Share	Dividend Rate
7.5% Series A Preferred Stock	10/25/2017	1,953,783	$25.00	7.5%

The following table sets forth the 7.5% Series A Preferred Stock dividends that were declared during the six months ended June 30, 2023 and the year ended December 31, 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.468750	$916
Second quarter	$0.468750	$916
Total	$0.937500	$1,832

2022
First quarter	$0.468750	$949
Second quarter	$0.468750	$945
Third quarter	$0.468750	$930
Fourth quarter	$0.468750	$917
Total	$1.875000	$3,741

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

OP Units outstanding as of June 30, 2023 and December 31, 2022 was 490,299.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the OP Unit distributions that were declared during the six months ended June 30, 2023 and the year ended December 31, 2022.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2023
First quarter	$0.2250	$110
Second quarter	$0.2250	$110
Total	$0.4500	$220

2022
First quarter	$0.2200	$108
Second quarter	$0.2200	$108
Third quarter	$0.2200	$108
Fourth quarter	$0.2200	$108
Total	$0.8800	$432

The proportionate share of the loss attributed to the OP Units was $30 and $55 for the three months ended June 30, 2023 and 2022, respectively, and $68 and $115 for the six months ended June 30, 2023 and 2022, respectively.

10. Incentive Award Plan

Restricted Stock

The following table is a summary of the total restricted shares granted, forfeited and vested for the six months ended June 30, 2023:

Shares
Unvested restricted stock at January 1, 2023	280,074
Granted	181,375
Forfeited	—
Vested	(97,109)
Unvested restricted stock at June 30, 2023	364,340

The Company recorded equity-based compensation expense related to restricted stock in the amount of $1,276 and $980 for the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2023 was approximately $6,378 and is expected to be recognized over a weighted average period of approximately 3.1 years. The fair value of the 181,375 restricted shares granted during the six months ended June 30, 2023 was approximately $3,896 with a weighted average fair value of $21.48 per share.

Performance Stock Units

On June 15, 2023, the compensation committee of the board of directors approved, and the Company granted, 51,410 Performance Stock Units (“PSUs”) under the 2014 Incentive Award Plan to certain executive officers and key employees of the Company. The PSUs are subject to performance-based criteria including the Company’s total shareholder return (65%) and total shareholder return compared to the MSCI US REIT Index (35%) over a three-year performance period. Upon conclusion of the performance period, the final number of PSUs vested will range between zero to a maximum of 102,820 PSUs. All vested performance stock units will convert into shares of common stock on a 1-to-1 basis. Compensation expense is charged to earnings ratably from the grant date through to the end of the performance period.

The fair value of the PSUs of $1,550 was determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation applying Level 3 inputs as described in Note 2. The significant inputs into the model were: grant date of June 15, 2023, volatility of 29.0%, an expected annual dividend of 4.2%, and an annual risk-free interest rate of 4.2%.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes activity related to the Company’s unvested PSUs during the six months ended June 30, 2023. No PSUs were granted for the year ended December 31, 2022.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	—	$—
Granted	51,410	$30.15
Vested	—	$—
Forfeited	—	$—
Balance at June 30, 2023	51,410	$30.15

The Company recorded equity-based compensation expense related to the PSUs in the amount of $25 and $0 for the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at June 30, 2023 was approximately $1,525 and is expected to be recognized over a weighted average period of approximately 2.5 years.

11. Earnings per Share

Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(2,634)	$(4,464)	$(5,970)	$(8,934)
Less: Net loss attributable to non-controlling interest	(30)	(55)	(68)	(115)
Net loss attributable to Plymouth Industrial REIT, Inc.	(2,604)	(4,409)	(5,902)	(8,819)
Less: Preferred Stock dividends	916	1,320	1,832	3,019
Less: Series B Preferred Stock accretion to redemption value	—	750	—	2,250
Less: Loss on extinguishment of Series A Preferred Stock	—	24	2	24
Less: Amount allocated to participating securities	82	65	170	132
Net loss attributable to common stockholders	$(3,602)	$(6,568)	$(7,906)	$(14,244)
Denominator
Weighted-average common shares outstanding basic and diluted	42,646,535	39,106,576	42,625,768	37,675,032
Net loss per share attributable to common stockholders – basic and diluted	$(0.08)	$(0.17)	$(0.19)	$(0.38)

The Company uses the two-class method of computing earnings per common share in which participating securities are included within the basic earnings per share (“EPS”) calculation. The amount allocated to participating securities is according to dividends declared (whether paid or unpaid). The restricted stock does not have any participatory rights in undistributed earnings. The unvested shares of restricted stock are accounted for as participating securities as they contain nonforfeitable rights to dividends. PSUs, which are subject to vesting based on the Company achieving certain total shareholder return thresholds over a three-year performance period, are included as contingently issuable shares in the calculation of diluted EPS when the total shareholder return thresholds are achieved at or above the threshold levels specific in the award agreements, assuming the reporting period is the end of the performance period, and the effect is dilutive.

In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities at June 30, 2023 include the 364,340 shares of restricted common stock and the 51,410 PSUs. The restricted common shares and PSUs have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect of including them would reduce the net loss per share.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

12. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, President and Chief Investment Officer, Chief Financial Officer, and Executive Vice President Asset Management. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $300 to $600 annually with discretionary cash performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

13. Subsequent Events

On August 2, 2023, the Company issued a notice of redemption for all outstanding shares of its 7.50% Series A Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock will be redeemed in cash at a redemption price equal to $25.00 per share plus any accrued and unpaid dividends from the last dividend payment date, if any, up to but not including the Redemption Date (the “Redemption Price”). The Redemption Price is expected to be paid on September 6, 2023. From and after the Redemption Date, dividends shall cease to accrue on the Series A Preferred Stock and the Series A Preferred Stock will no longer be deemed outstanding and all rights of the holders of the Series A Preferred Stock, other than the right to receive the Redemption Price upon Redemption, will cease and terminate. Upon Redemption, the shares of Series A Preferred Stock will be delisted from trading on the NYSE American.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2023, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2022 and 2021 contained therein, which is accessible on the SEC’s website at www.sec.gov.

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

As of June 30, 2023, the Company, through its subsidiaries, owned 157 industrial properties comprising 210 buildings with an aggregate of approximately 34.2 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Factors That May Influence Future Results of Operations

Business and Strategy

Our core investment strategy is to acquire industrial properties located in primary and secondary markets across the U.S, as well as select sub-markets across the U.S. We expect to acquire these properties through third-party purchases and structured sale-leasebacks where we believe we can achieve attractive initial yields and strong ongoing cash-on-cash returns.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of June 30, 2023, the Company’s portfolio was approximately 98.0% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from July 1, 2023 through to December 31, 2025, an aggregate of 42.7% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market leases to reflect current market conditions.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the six months ended June 30, 2023.

Period	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Six Months Ended June 30, 2023
	Renewals	2,086,050	72.6%	$3.83	$4.27	11.5%	$0.10	$0.11
	New Leases	786,011	27.4%	$3.76	$5.13	36.4%	$0.27	$0.35
	Total/weighted average	2,872,061	100%	$3.81	$4.50	18.1%	$0.16	$0.17

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 23, 2023, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2022 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies.

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

For the three and six months ended June 30, 2023 and 2022, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repurposing during the period from January 1, 2022 through June 30, 2023.

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change			Three Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%		2023	2022	$	%
Revenue:
Rental revenue	$41,695	$40,104	$1,591	4.0%	$8,204	$5,508	$2,696	48.9%		$49,899	$45,612	$4,287	9.4%
Management fee revenue and other income	—	—	—	—	—	2	(2)	(100.0%	)	—	2	(2)	(100.0%	)
Total revenues	41,695	40,104	1,591	4.0%	8,204	5,510	2,694	48.9%		49,899	45,614	4,285	9.4%

Property expenses	12,887	11,660	1,227	10.5%	2,803	2,139	664	31.0%		15,690	13,799	1,891	13.7%
Depreciation and amortization										23,417	24,208	(791)	(3.3%	)
General and administrative										3,842	4,146	(304)	(7.3%	)
Total operating expenses										42,949	42,153	796	1.9%

Other income (expense):
Interest expense										(9,584)	(7,925)	(1,659)	20.9%
Total other income (expense)										(9,584)	(7,925)	(1,659)	20.9%

Net loss										$(2,634)	$(4,464)	$1,830	(41.0%	)

Rental revenue: Rental revenue increased by $4,287 to $49,899 for the three months ended June 30 2023 as compared to $45,612 for the three months ended June 30, 2022. This was primarily related to a net increase of $2,696 within Acquisitions, Dispositions and Other primarily due to an increase in rental revenue from acquisitions, an increase of $1,591 from Same Store Portfolio primarily from an increase in rent income of $1,523 due to scheduled rent steps and leasing activities, an increase of $665 in tenant reimbursements, and an increase in early termination revenue of $30, partially offset by a decrease in non-cash rent adjustments of $627 for the three months ended June 30, 2023.

Property expenses: Property expenses increased $1,891 for the three months ended June 30, 2023 to $15,690 as compared to $13,799 for the three months ended June 30, 2022. This was primarily due to a net increase of $664 within Acquisitions, Dispositions and Other due to property expenses related to acquisitions. Property expenses for the Same Store Portfolio increased approximately $1,227 driven primarily by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense decreased by $791 to $23,417 for the three months ended June 30, 2023 as compared to $24,208 for the three months ended June 30 2022, primarily due to a net decrease of $1,371 for the Same Store Portfolio due to full depreciation and amortization of certain assets during the three months ended June 30, 2023 partially offset by an increase in $580 within Acquisitions, Dispositions and Other.

General and administrative: General and administrative expenses decreased approximately $304 to $3,842 for the three months ended June 30, 2023 as compared to $4,146 for the three months ended June 30, 2022. The decrease is attributable primarily to decreased compensation expense of $230 and acquisition expenses of $145, partially offset by an increase in non-cash stock compensation of $178.

Interest expense: Interest expense increased by approximately $1,659 to $9,584 for the three months ended June 30, 2023, as compared to $7,925 for the three months ended June 30, 2022. The increase is primarily due to increased interest rates on the borrowings under the line of credit during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The schedule below is a comparative analysis of the components of interest expense for the three months June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022
Changes in accrued interest	$158	$262
Amortization of debt related costs	570	527
Total change in accrued interest and amortization of debt related costs	728	789
Cash interest paid	9,207	7,278
Capitalized interest	(351)	(142)
Total interest expense	$9,584	$7,925

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Six Months Ended June 30,		Change		Six Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%		2023	2022	$	%
Revenue:
Rental revenue	$83,487	$80,853	$2,634	3.3%	$15,783	$7,479	$8,304	111.0%		$99,270	$88,332	$10,938	12.4%
Management fee revenue and other income	—	—	—	—	29	88	(59)	(67.0%	)	29	88	(59)	(67.0%	)
Total revenues	83,487	80,853	2,634	3.3%	15,812	7,567	8,245	109.0%		99,299	88,420	10,879	12.3%

Property expenses	26,176	24,650	1,526	6.2%	5,468	3,224	2,244	69.6%		31,644	27,874	3,770	13.5%
Depreciation and amortization										47,217	46,899	318	0.7%
General and administrative										7,289	7,698	(409)	(5.3%	)
Total operating expenses										86,150	82,471	3,679	4.5%

Other income (expense):
Interest expense										(19,119)	(14,320)	(4,799)	33.5%
Earnings (loss) in investment of unconsolidated joint venture										—	(147)	147	(100%	)
Loss on extinguishment of debt										—	(2,176)	2,176	(100%	)
(Appreciation) depreciation of warrants										—	1,760	(1,760)	(100%	)
Total other income (expense)										(19,119)	(14,883)	(4,236)	28.5%

Net loss										$(5,970)	$(8,934)	$2,964	(33.2%	)

Rental revenue: Rental revenue increased by $10,938 to $99,270 for the six months ended June 30, 2023 as compared to $88,332 for the six months ended June 30, 2022. This was primarily related to a net increase of $8,304 within Acquisitions, Dispositions and Other primarily due to an increase in rental revenue from acquisitions, an increase of $2,634 from Same Store Portfolio primarily from an increase in rent income of $3,244 due to scheduled rent steps and leasing activities, an increase of $1,353 in tenant reimbursements, and an increase in early termination revenue of $133, partially offset by a decrease in non-cash rent adjustments of $2,096 for the six months ended June 30, 2023.

Property expenses: Property expenses increased $3,770 for the six months ended June 30, 2023 to $31,644 as compared to $27,874 for the six months ended June 30, 2022. This was primarily due to a net increase of $2,244 within Acquisitions, Dispositions and Other due to property expenses related to acquisitions. Property expenses for the Same Store Portfolio increased approximately $1,526 driven by an increase in real estate taxes and operating expenses, partially offset by a decrease in utilities.

Depreciation and amortization: Depreciation and amortization expense increased by $318 to $47,217 for the six months ended June 30, 2023 as compared to $46,899 for the six months ended June 30, 2022, primarily due to a net increase of $4,206 within Acquisitions, Dispositions and Other, partially offset by a decrease of $3,888 for the Same Store Portfolio due to full depreciation and amortization of certain assets during the six months ended June 30, 2023.

General and administrative: General and administrative expenses decreased approximately $409 to $7,289 for the six months ended June 30, 2023 as compared to $7,698 for the six months ended June 30, 2022. The decrease is attributable primarily to decreased compensation expense of $441, professional fees of $111 and acquisition expenses of $70, partially offset by an increase in non-cash stock compensation of $320.

Interest expense: Interest expense increased by approximately $4,799 to $19,119 for the six months ended June 30, 2023, as compared to $14,320 for the six months ended June 30, 2022. The increase is primarily due to increased interest rates on the borrowings under the line of credit during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The schedule below is a comparative analysis of the components of interest expense for the six months June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Changes in accrued interest	$452	$906
Amortization of debt related costs	1,138	1,032
Total change in accrued interest and amortization of debt related costs	1,590	1,938
Cash interest paid	18,215	12,588
Capitalized interest	(686)	(206)
Total interest expense	$19,119	$14,320

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

Loss on extinguishment of debt: Loss on extinguishment of debt of $2,176 for the six months ended June 30, 2022 was due to the repayment of the JPMorgan Chase Loan.

(Appreciation) depreciation of warrants: (Appreciation) depreciation of warrants represents the change in the fair market value of our common stock warrants. For the six months ended June 30, 2022, the Company recorded depreciation of warrants of $1,760. During Q1 2022, all common stock warrants were fully exercised on a cash-less basis and no warrants remained outstanding as of June 30, 2023.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Six Months
(In thousands)	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
NOI:
Net loss	$(2,634)	$(4,464)	$(5,970)	$(8,934)
General and administrative	3,842	4,146	7,289	7,698
Depreciation and amortization	23,417	24,208	47,217	46,899
Interest expense	9,584	7,925	19,119	14,320
(Earnings) loss in investment of unconsolidated joint venture	—	—	—	147
Loss on extinguishment of debt	—	—	—	2,176
Appreciation (depreciation) of warrants	—	—	—	(1,760)
Management fee revenue and other income	—	(2)	(29)	(88)
NOI	$34,209	$31,813	$67,626	$60,458

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

	For the Three Months		For the Six Months
(In thousands)	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
EBITDAre:
Net loss	$(2,634)	$(4,464)	$(5,970)	$(8,934)
Depreciation and amortization	23,417	24,208	47,217	46,899
Interest expense	9,584	7,925	19,119	14,320
Loss on extinguishment of debt	—	—	—	2,176
Appreciation (depreciation) of warrants	—	—	—	(1,760)
EBITDAre	$30,367	$27,669	$60,366	$52,701

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

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	For the Three Months		For the Six Months
(In thousands)	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
FFO:
Net loss	$(2,634)	$(4,464)	$(5,970)	$(8,934)
Depreciation and amortization	23,417	24,208	47,217	46,899
Depreciation and amortization from unconsolidated joint venture	—	—	—	268
FFO:	$20,783	$19,744	$41,247	$38,233
Preferred stock dividends	(916)	(1,320)	(1,832)	(3,019)
Acquisition expenses	4	150	85	150
Appreciation (depreciation) of warrants	—	—	—	(1,760)
Loss on extinguishment of debt	—	—	—	2,176
Core FFO	$19,871	$18,574	$39,500	$35,780

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Six Months
(In thousands)	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
AFFO:
Core FFO	$19,871	$18,574	39,500	$35,780
Amortization of debt related costs	570	527	1,138	1,032
Non-cash interest expense	158	262	452	906
Stock compensation	716	538	1,301	980
Capitalized interest	(351)	(142)	(686)	(206)
Straight line rent	(705)	(904)	(1,617)	(1,726)
Above/below market lease rents	(669)	(545)	(1,403)	(2,091)
Recurring capital expenditures (1)	(1,092)	(1,782)	(2,898)	(3,455)
AFFO:	$18,498	$16,528	$35,787	$31,220

______________

(1)	Excludes non-recurring capital expenditures of $7,640 and $14,515 for the three months ended June 30, 2023 and 2022, respectively, and $16,053 and $22,804 for the six months ended June 30, 2023 and 2022 respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$39,499	$35,659
Net cash used in investing activities	$(18,520)	$(197,517)
Net cash (used in) provided by financing activities	$(13,675)	$154,550

Operating activities: Net cash provided by operating activities for the six months ended June 30, 2023 increased approximately $3,840 compared to the six months ended June 30, 2022. The increase was primarily attributable to incremental operating cash flows from developments placed in service and acquisitions completed between Q3 2022 and Q2 2023 and same store properties.

Investing activities: Net cash used in investing activities for the six months ended June 30, 2023 decreased approximately $178,997 compared to the six months ended June 30, 2022 primarily due to property acquisitions completed during the first six months in 2023 totaling $0 as opposed to $180,275 during the first six months of 2022, partially offset by an increase in capital expenditures of $1,056.

Financing activities: Net cash (used in) provided by financing activities for the six months ended June 30, 2023 decreased $168,225 compared to the six months ended June 30, 2022. The change was predominantly driven by a decrease of $40,259 in net proceeds from the issuance of common stock, a decrease in debt offering costs of $1,663, a decrease of $373 in repurchase and extinguishment of Series A Preferred Stock, a decrease of $128,122 in net proceeds from secured and unsecured debt and the line of credit, offset by an increase of $1,880 in dividends paid.

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

As of June 30, 2023, we had available liquidity of approximately $294.0 million, comprised of $31.5 million in cash and cash equivalents and $262.5 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of June 30, 2023

The following is a schedule of our indebtedness as of June 30, 2023 ($ in thousands):

Debt	Outstanding Balance	Interest rate at June 30, 2023	Final Maturity Date
Secured debt:
AIG Loan	$110,357	4.08%	November 1, 2023
Transamerica Loan	66,720	4.35%	August 1, 2028
Allianz Loan	61,830	4.07%	April 10, 2026
Minnesota Life Loan	19,796	3.78%	May 1, 2028
Minnesota Life Memphis Industrial Loan	55,529	3.15%	January 1, 2028
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Ohio National Life Mortgage	18,732	4.14%	August 1, 2024
Nationwide Loan	15,000	2.97%	October 1, 2027
Midland National Life Insurance Mortgage	10,769	3.50%	March 10, 2028
Total secured debt	$387,533
Unamortized debt issuance costs, net	(1,535)
Unamortized premium/(discount), net	193
Secured debt, net	$386,191
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.10%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.13%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.50%(1)(2)	May 2, 2027
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(2,345)
Unsecured debt, net	$447,655

Borrowings under line of credit:
KeyBank unsecured line of credit	87,500	6.82%(1)	August 11, 2025
Total borrowings under line of credit	$87,500

_______________

(1)	For the month of June 2023, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 5.172%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of June 30, 2023, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of June 30, 2023, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

Stock Issuances (dollars in thousands)

Universal Shelf S-3 Registration Statement

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S-3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of June 30, 2023, the Company has $581,401 available for issuance under the 2021 $750 Million S-3 Filing.

ATM Program

On February 28, 2023, the Company entered into a distribution agreement with certain sales agents pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross proceeds of $200,000 through an “at-the-market” equity offering program (the “2023 $200 Million ATM Program”). The 2023 $200 Million ATM Program replaced the previous $200 Million ATM program, which was entered on November 9, 2021 (“2021 $200 Million ATM Program”).

For the six months ended June 30, 2023, the Company has issued 70,000 shares of its common stock under the 2023 $200 Million ATM Program for aggregate net proceeds of approximately $1,248. The Company has approximately $198,379 available for issuance under the 2023 $200 Million ATM Program. No shares were issued under the 2021 $200 Million ATM Program for the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023, we have no off-balance sheet arrangements.

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

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of June 30, 2023, all our outstanding variable rate debt, with the exception of the KeyBank unsecured line of credit, was fixed with interest rate swaps through maturity. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of June 30, 2023, the Company had entered into five interest rate swap agreements.

The following table details our outstanding interest rate swaps as of June 30, 2023 ($ in thousands):

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	June 30, 2023
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%(3)	$200,000	$17,078
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%(3)	$100,000	$8,002
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$3,063
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,528
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,509

_______________

(1)	Represents the notional value of interest rate swaps effective as of June 30, 2023.
(2)	As of June 30, 2023, all our interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and are effective as of July 1, 2022.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $17,967 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At June 30, 2023, we had $537,500 of outstanding variable rate debt. As of June 30, 2023, all our outstanding variable debt, with the exception of the KeyBank unsecured line of credit which had balance of $87,500, was fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 6.65% during the six months ended June 30, 2023. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the six months ended June 30, 2023, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the six months ended June 30, 2023, our interest expense for the quarter would have increased by approximately $39. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of June 30, 2023, our interest rate swaps are indexed to SOFR.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

10.1*	Third Amended and Restated 2014 Incentive Award Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

_____________

* Indicates management compensation plan.

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

Dated: August 3, 2023