Form 10-Q
period 2023-09-30
Plymouth Industrial REIT, Inc.
filed 2023-11-02
CIK 1515816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2023

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

As of October 30, 2023, the Registrant had outstanding 45,250,184 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Real estate properties	$1,570,624	$1,555,846
Less accumulated depreciation	(254,402)	(205,629)
Real estate properties, net	1,316,222	1,350,217

Cash	12,034	11,003
Cash held in escrow	11,143	13,376
Restricted cash	7,095	6,834
Deferred lease intangibles, net	56,316	70,718
Interest rate swaps	34,115	30,115
Other assets	39,585	39,055
Total assets	$1,476,510	$1,521,318

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$377,714	$389,531
Unsecured debt, net	447,823	447,345
Borrowings under line of credit	65,000	77,500
Accounts payable, accrued expenses and other liabilities	75,112	72,551
Deferred lease intangibles, net	6,604	8,918
Financing lease liability	2,265	2,248
Total liabilities	974,518	998,093
Commitments and contingencies (Note 12)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 0 and 1,955,513 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (aggregate liquidation preference of $0 and $48,888 at September 30, 2023 and December 31, 2022, respectively)	—	46,844

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 45,250,184 and 42,849,489 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	452	428
Additional paid in capital	654,346	635,068
Accumulated deficit	(191,882)	(194,243)
Accumulated other comprehensive income	33,695	29,739
Total stockholders' equity	496,611	470,992
Non-controlling interest	5,381	5,389
Total equity	501,992	476,381
Total liabilities, preferred stock and equity	$1,476,510	$1,521,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Rental revenue	$49,736	$47,788	$149,006	$136,120
Management fee revenue and other income	29	2	58	90
Total revenues	49,765	47,790	149,064	136,210

Operating expenses:
Property	15,754	14,495	47,398	42,369
Depreciation and amortization	22,881	24,860	70,098	71,759
General and administrative	3,297	4,078	10,586	11,776
Total operating expenses	41,932	43,433	128,082	125,904

Other income (expense):
Interest expense	(9,473)	(8,983)	(28,592)	(23,303)
Earnings (loss) in investment of unconsolidated joint venture	—	—	—	(147)
Loss on extinguishment of debt	(72)	—	(72)	(2,176)
Gain on sale of real estate	12,112	—	12,112	—
(Appreciation) depreciation of warrants	—	—	—	1,760
Total other income (expense)	2,567	(8,983)	(16,552)	(23,866)

Net income (loss)	10,400	(4,626)	4,430	(13,560)
Less: Net income (loss) attributable to non-controlling interest	114	(55)	46	(170)
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	10,286	(4,571)	4,384	(13,390)
Less: Preferred Stock dividends	677	930	2,509	3,949
Less: Series B Preferred Stock accretion to redemption value	—	2,371	—	4,621
Less: Loss on extinguishment/redemption of Series A Preferred Stock	2,021	56	2,023	80
Less: Amount allocated to participating securities	83	62	253	194
Net income (loss) attributable to common stockholders	$7,505	$(7,990)	$(401)	$(22,234)
Net income (loss) per share attributable to common stockholders — basic	$0.17	$(0.19)	$(0.01)	$(0.57)
Net income (loss) per share attributable to common stockholders — diluted	$0.17	$(0.19)	$(0.01)	$(0.57)

Weighted-average common shares outstanding — basic	44,056,855	41,128,421	43,108,039	38,838,811
Weighted-average common shares outstanding — diluted	44,139,603	41,128,421	43,108,039	38,838,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$10,400	$(4,626)	$4,430	$(13,560)

Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	2,935	16,476	4,000	32,404
Other comprehensive income	2,935	16,476	4,000	32,404
Comprehensive income (loss)	13,335	11,850	8,430	18,844
Less: Net income (loss) attributable to non-controlling interest	114	(55)	46	(170)
Less: Other comprehensive income (loss) attributable to non-controlling interest	32	194	44	402
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$13,189	$11,711	$8,340	$18,612

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value				Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount			Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2023	1,955,513	$46,844		-	42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381
Repurchase and extinguishment of Series A Preferred Stock	(1,730)	(41)			—	—	—	(2)	—	(2)	—	(2)
Net proceeds from common stock	—	—			—	—	(137)	—	—	(137)	—	(137)
Stock based compensation	—	—			—	—	585	—	—	585	—	585
Restricted shares issued (forfeited)	—	—			181,375	2	(2)	—	—	—	—	—
Dividends and distributions	—	—			—	—	(10,598)	—	—	(10,598)	(110)	(10,708)
Other comprehensive income	—	—			—	—	—	—	(6,989)	(6,989)	(81)	(7,070)
Reallocation of non-controlling interest	—	—			—	—	26	—	—	26	(26)	—
Net loss	—	—		-	—	—	—	(3,298)	—	(3,298)	(38)	(3,336)
Balance, March 31, 2023	1,953,783	$46,803	-	-	43,030,864	$430	$624,942	$(197,543)	$22,750	$450,579	$5,134	$455,713
Net proceeds from common stock	—	—			70,000	1	1,384	—	—	1,385	—	1,385
Stock based compensation	—	—			—	—	716	—	—	716	—	716
Dividends and distributions	—	—			—	—	(10,625)	—	—	(10,625)	(110)	(10,735)
Other comprehensive income	—	—			—	—	—	—	8,042	8,042	93	8,135
Reallocation of non-controlling interest	—	—			—	—	(3)	—	—	(3)	3	—
Net loss	—	—	-	-	—	—	—	(2,604)	—	(2,604)	(30)	(2,634)
Balance, June 30, 2023	1,953,783	$46,803		-	43,100,864	$431	$616,414	$(200,147)	$30,792	$447,490	$5,090	$452,580
Redemption of Series A Preferred Stock	(1,953,783)	(46,803)			—	—	(19)	(2,021)	—	(2,040)	—	(2,040)
Net proceeds from common stock	—	—			2,130,600	21	48,249	—	—	48,270	—	48,270
Stock based compensation	—	—			—	—	827	—	—	827	—	827
Restricted shares issued (forfeited)	—	—			18,720	—	—	—	—	—	—	—
Dividends and distributions	—	—			—	—	(10,870)	—	—	(10,870)	(110)	(10,980)
Other comprehensive income	—	—			—	—	—	—	2,903	2,903	32	2,935
Reallocation of non-controlling interest	—	—			—	—	(255)	—	—	(255)	255	—
Net income (loss)	—	—		-	—	—	—	10,286	—	10,286	114	10,400
Balance, September 30, 2023	—	$—		-	45,250,184	$452	$654,346	$(191,882)	$33,695	$496,611	$5,381	$501,992

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

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$4,430	$(13,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,098	71,759
Straight line rent adjustment	(1,833)	(3,045)
Intangible amortization in rental revenue, net	(1,820)	(2,632)
Loss on extinguishment of debt	72	2,176
Amortization of debt related costs	1,708	1,597
Appreciation (depreciation) of warrants	—	(1,760)
Stock based compensation	2,128	1,498
(Earnings) loss in investment of unconsolidated joint venture	—	147
Gain on sale of real estate	(12,112)	—
Changes in operating assets and liabilities:
Other assets	588	1,160
Deferred leasing costs	(4,400)	(4,316)
Accounts payable, accrued expenses and other liabilities	4,400	5,828
Net cash provided by operating activities	63,259	58,852

Investing activities
Acquisition of real estate properties	—	(197,085)
Real estate improvements	(26,542)	(39,687)
Proceeds from sale of real estate, net	18,231	222
Net cash used in investing activities	(8,311)	(236,550)

Financing activities
Proceeds from issuance of common stock, net	49,499	58,319
Repayment of secured debt	(12,352)	(19,621)
Proceeds from issuance of unsecured debt	—	150,000
Proceeds from line of credit facility	27,500	203,000
Repayment of line of credit facility	(40,000)	(173,500)
Repurchase of Series A Preferred Stock	(43)	(1,304)
Redemption of Series A Preferred Stock	(48,824)	—
Redemption of Series B Preferred Stock	—	(15,000)
Debt issuance costs	(27)	(1,798)
Dividends and distributions paid	(31,642)	(29,519)
Net cash (used in) provided by financing activities	(55,889)	170,577

Net increase (decrease) in cash, cash held in escrow, and restricted cash	(941)	(7,121)
Cash, cash held in escrow, and restricted cash at beginning of period	31,213	43,374
Cash, cash held in escrow, and restricted cash at end of period	$30,272	$36,253

Supplemental Cash Flow Disclosures:
Cash paid for interest	$27,450	$20,645
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$—	$2,895

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in dividends payable	$10,205	$9,427
Distribution payable to non-controlling interest holder	$110	$108
Series B accretion to redemption value	$—	$4,621
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$3,981	$5,261
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$1,605	$634
Conversion of common stock warrants	$—	$3,758
Conversion of Series B Preferred Stock	$—	$84,058
Consolidation of net book value of investment in joint venture	$—	$5,686
Assumption of other assets upon consolidation of investment in joint venture	$—	$638
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$—	$1,955
Assumption of secured debt upon consolidation of investment in joint venture	$—	$56,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of September 30, 2023 and December 31, 2022, the Company owned a 98.9% and 98.9%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of September 30, 2023, the Company, through its subsidiaries, owned 156 industrial properties comprising 211 buildings with an aggregate of approximately 34.1 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet.

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

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly state the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the United States Securities and Exchange Commission on February 23, 2023.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, and cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2023, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2023	2022
Cash	$12,034	$11,003
Cash held in escrow	11,143	13,376
Restricted cash	7,095	6,834
Cash, cash held in escrow, and restricted cash	$30,272	$31,213

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $10,842 and $10,815 at September 30, 2023 and December 31, 2022, respectively, and related accumulated amortization amounted to $7,357 and $6,175 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the Company has classified net unamortized debt issuance costs of $1,636 and $2,306, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Land	$227,599	$231,829
Buildings and improvements	1,196,838	1,141,832
Site improvements	131,714	132,295
Construction in progress	14,473	49,890
Real estate properties at cost	1,570,624	1,555,846
Less: accumulated depreciation	(254,402)	(205,629)
Real estate properties, net	$1,316,222	$1,350,217

Depreciation expense was $16,943 and $16,565 for the three months ended September 30, 2023 and 2022, respectively, and $50,705 and $47,051 for the nine months ended September 30, 2023 and 2022, respectively.

Acquisition of Properties

There were no acquisitions of properties during the nine months ended September 30, 2023.

Sale of Real Estate

During the nine months ended September 30, 2023, the Company sold a single, 306,000 square foot property located in Chicago, IL for approximately $19,926, recognizing a net gain of $12,112.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2023 and 2022, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from leases	$36,783	$34,886	$109,163	$98,832
Straight-line rent adjustments	216	1,319	1,833	3,045
Tenant recoveries	12,320	11,042	36,190	31,611
Amortization of above market leases	(158)	(184)	(494)	(548)
Amortization of below market leases	575	725	2,314	3,180
Total	$49,736	$47,788	$149,006	$136,120

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Tenant recoveries included within rental revenue for the three and nine months ended September 30, 2023 and 2022 are variable in nature.

As a Lessee

Operating Leases

As of September 30, 2023, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 0.7 years to 32.3 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of September 30, 2023, total operating right of use assets and lease liabilities were approximately $5,050 and $6,059, respectively. The operating lease liability as of September 30, 2023 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.4 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three and nine months ended September 30, 2023 and 2022 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense included in general and administrative expense attributable to office leases	$195	$210	$577	$632
Operating lease expense included in property expense attributable to ground sublease	9	9	27	27
Non-cash adjustment due to straight-line rent adjustments	36	28	105	78
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$240	$247	$709	$737

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee (in thousands):

October 1, 2023 - December 31, 2023	$330
2024	1,280
2025	894
2026	803
2027	818
Thereafter	3,491
Total minimum operating lease payments	$7,616
Less imputed interest	(1,557)
Total operating lease liability	$6,059

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Financing Leases

As of September 30, 2023, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 32.3 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability as of September 30, 2023 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 32.3 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three and nine months ended September 30, 2023 and 2022 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation/amortization of financing lease right-of-use assets	$7	$7	$20	$21
Interest expense for financing lease liability	45	44	134	132
Total financing lease cost	$52	$51	$154	$153

The following table summarizes the maturity analysis of our financing lease (in thousands):

October 1, 2023 - December 31, 2023	$39
2024	155
2025	170
2026	170
2027	170
Thereafter	6,367
Total minimum financing lease payments	$7,071
Less imputed interest	(4,806)
Total financing lease liability	$2,265

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

5. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of September 30, 2023 and December 31, 2022.

	Outstanding Balance at
Debt	September 30, 2023	December 31, 2022	Interest rate at September 30, 2023	Final Maturity Date
Secured debt:
AIG Loan	$109,646	$111,758	4.08%	November 1, 2023
Ohio National Life Mortgage	18,572	19,045	4.14%	August 1, 2024
Allianz Loan	61,546	62,388	4.07%	April 10, 2026
Nationwide Loan	15,000	15,000	2.97%	October 1, 2027
Minnesota Life Memphis Industrial Loan(1)	55,244	56,000	3.15%	January 1, 2028
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Midland National Life Insurance Mortgage	10,717	10,820	3.50%	March 10, 2028
Minnesota Life Loan	19,683	20,019	3.78%	May 1, 2028
Transamerica Loan	59,669	67,398	4.35%	August 1, 2028
Total secured debt	$378,877	$391,228
Unamortized debt issuance costs, net	(1,308)	(1,985)
Unamortized premium/(discount), net	145	288
Total secured debt, net	$377,714	$389,531

Unsecured debt:
$100m KeyBank Term Loan(2)	100,000	100,000	3.10%(3)(4)	August 11, 2026
$200m KeyBank Term Loan(2)	200,000	200,000	3.13%(3)(4)	February 11, 2027
$150m KeyBank Term Loan(2)	150,000	150,000	4.50%(3)(4)	May 2, 2027
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(2,177)	(2,655)
Total unsecured debt, net	$447,823	$447,345

Borrowings under line of credit:
KeyBank unsecured line of credit(2)	65,000	77,500	6.98%(3)	August 11, 2025
Total borrowings under line of credit	$65,000	$77,500

_______________

(1)	On March 11, 2022, a wholly-owned subsidiary of the Operating Partnership assumed a mortgage (the “Minnesota Life Memphis Industrial Loan”) with a balance of $56,000 in conjunction with our acquisition of all outstanding interests in the entity owning the portfolio in Memphis, Tennessee. The Minnesota Life Memphis Industrial Loan, held by Minnesota Life Insurance Company, matures on January 1, 2028, bears interest at 3.15% and is secured by the properties. The Minnesota Life Memphis Industrial Loan requires monthly installments of interest only through January 1, 2023, and afterwards, monthly installments of principal plus accrued interest through January 1, 2028, at which time a balloon payment is required. The Company has the right to prepay the borrowings outstanding, subject to a prepayment penalty in effect until the loan approaches maturity.
(2)	On May 2, 2022, the Company entered into an amendment to the KeyBank unsecured facility. The credit facility agreement, as amended, expanded the availability on the KeyBank unsecured line of credit up to $350 million and entered into a new $150 million unsecured term loan (the “$150m KeyBank Term Loan”), with an accordion feature that allows the total borrowing capacity under the credit facility to be increased to $1 billion, subject to certain conditions. The $150m KeyBank Term Loan matures in May 2027. The maturity date for the KeyBank unsecured line of credit remains unchanged. The amendment also provided for the transition of the reference rate for the KeyBank unsecured line of credit and the $100m, $200m, and $150m KeyBank Term Loans from 1-month LIBOR to Secured Overnight Financing Rate (“SOFR”). Borrowings under the credit agreement, as amended, bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0% or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Company’s total leverage ratio.
(3)	For the month of September 2023, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 5.327%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(4)	As of September 30, 2023, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of September 30, 2023.

Fair Value of Debt

The fair value of our debt and borrowings under line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Indebtedness (in thousands)	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$378,877	$358,727	$391,228	$372,682
Unsecured debt	450,000	450,000	450,000	450,000
Borrowings under line of credit, net	65,000	65,000	77,500	77,500
Total	893,877	$873,727	918,728	$900,182
Unamortized debt issuance cost, net	(3,485)		(4,640)
Unamortized premium/(discount), net	145		288
Total carrying value	$890,537		$914,376

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth a summary of our interest rate swaps as of September 30, 2023 and December 31, 2022.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%(3)	$200,000	$200,000	$18,258	$17,062
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%(3)	$100,000	$100,000	$8,258	$7,932
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$3,809	$2,565
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$1,901	$1,283
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$1,889	$1,273

_______________

(1)	Represents the notional value of interest rate swaps effective as of September 30, 2023.
(2)	As of September 30, 2023, all our interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and were effective as of July 1, 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $18,286 will be reclassified as a decrease to interest expense.

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2023	2022	2023	2022
Amount of unrealized gain recognized in AOCI on derivatives	$2,935	$16,476	$4,000	$32,404
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,764	$423	$10,030	$1,762

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following tables summarize the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

		Fair Value Measurements as of September 30, 2023
Balance Sheet Line Item	Fair Value as of September 30, 2023	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$34,115	$—	$34,115	$—

		Fair Value Measurements as of December 31, 2022
Balance Sheet Line Item	Fair Value as of December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$30,115	$—	$30,115	$—

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

As of September 30, 2023, the Company does not have any derivatives in a net liability position. As of September 30, 2023, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at their termination value.

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

For the nine months ended September 30, 2023, the Company issued 2,200,600 shares of its common stock under the 2023 $200 Million ATM Program for aggregate net proceeds of approximately $49,518. The Company has approximately $149,292 available for issuance under the 2023 $200 Million ATM Program. No shares were issued under the 2021 $200 Million ATM Program for the nine months ended September 30, 2023.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the nine months ended September 30, 2023 and the year ended December 31, 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.2250	$9,682
Second quarter	$0.2250	$9,709
Third quarter	$0.2250	$10,193
Total	$0.6750	$29,584

2022
First quarter	$0.2200	$8,137
Second quarter	$0.2200	$8,829
Third quarter	$0.2200	$9,426
Fourth quarter	$0.2200	$9,426
Total	$0.8800	$35,818

8. Preferred Stock

Series A Preferred Stock

On September 6, 2023 (“Redemption Date”), the Series A Preferred Stock was redeemed in cash at a redemption price equal to $25.00 per share, and a dividend in the amount of $0.34647 per share of Series A Preferred Stock was paid in cash to holders of record at the close of business on August 25, 2023. As of the Redemption Date and through September 30, 2023, the shares of Series A Preferred Stock were no longer outstanding.

The following table sets forth the Series A Preferred Stock dividends that were declared during the nine months ended September 30, 2023 and the year ended December 31, 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.468750	$916
Second quarter	$0.468750	$916
Third quarter	$0.346470	$677
Total	$1.283970	$2,509

2022
First quarter	$0.468750	$949
Second quarter	$0.468750	$945
Third quarter	$0.468750	$930
Fourth quarter	$0.468750	$917
Total	$1.875000	$3,741

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

OP Units outstanding as of September 30, 2023 and December 31, 2022 was 490,299.

The following table sets forth the OP Unit distributions that were declared during the nine months ended September 30, 2023 and the year ended December 31, 2022.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2023
First quarter	$0.2250	$110
Second quarter	$0.2250	$110
Third quarter	$0.2250	$110
Total	$0.6750	$330

2022
First quarter	$0.2200	$108
Second quarter	$0.2200	$108
Third quarter	$0.2200	$108
Fourth quarter	$0.2200	$108
Total	$0.8800	$432

The proportionate share of the gain (loss) attributed to the OP Units was $114 and ($55) for the three months ended September 30, 2023 and 2022, respectively, and $46 and ($170) for the nine months ended September 30, 2023 and 2022, respectively.

10. Incentive Award Plan

Restricted Stock

The following table is a summary of the total restricted shares granted, forfeited and vested for the nine months ended September 30, 2023:

Shares
Unvested restricted stock at January 1, 2023	280,074
Granted	200,095
Forfeited	—
Vested	(109,326)
Unvested restricted stock at September 30, 2023	370,843

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The Company recorded equity-based compensation expense related to restricted stock in the amount of $674 and $538 for the three months ended September 30, 2023 and 2022, respectively, and $1,950 and $1,498 for the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2023 was approximately $6,127 and is expected to be recognized over a weighted average period of approximately 2.9 years. The fair value of the 200,095 restricted shares granted during the nine months ended September 30, 2023 was approximately $4,320 with a weighted average fair value of $21.59 per share.

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

The following table summarizes activity related to the Company’s unvested PSUs during the nine months ended September 30, 2023. No PSUs were granted for the year ended December 31, 2022.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	—	$—
Granted	51,410	$30.15
Vested	—	$—
Forfeited	—	$—
Balance at September 30, 2023	51,410	$30.15

The Company recorded equity-based compensation expense related to the PSUs in the amount of $153 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $178 and $0 for the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at September 30, 2023 was approximately $1,372 and is expected to be recognized over a weighted average period of approximately 2.3 years.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

11. Earnings per Share

Net Income (Loss) per Common Share

Basic and diluted earnings per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$10,400	$(4,626)	$4,430	$(13,560)
Less: Net income (loss) attributable to non-controlling interest	114	(55)	46	(170)
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	10,286	(4,571)	4,384	(13,390)
Less: Preferred Stock dividends	677	930	2,509	3,949
Less: Series B Preferred Stock accretion to redemption value	—	2,371	—	4,621
Less: Loss on extinguishment/redemption of Series A Preferred Stock	2,021	56	2,023	80
Less: Amount allocated to participating securities	83	62	253	194
Net income (loss) attributable to common stockholders	$7,505	$(7,990)	$(401)	$(22,234)
Denominator
Weighted-average common shares outstanding — basic	44,056,855	41,128,421	43,108,039	38,838,811
Effect of dilutive securities
Add: Stock-based compensation(1)	82,748	—	—	—
Weighted-average common shares outstanding — diluted	44,139,603	41,128,421	43,108,039	38,838,811
Net income (loss) per share – basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.17	$(0.19)	$(0.01)	$(0.57)
Net income (loss) per share attributable to common stockholders — diluted	$0.17	$(0.19)	$(0.01)	$(0.57)

_______________

(1)	During the three months ended September 30, 2023, there were approximately 1,196 unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share as including these shares would be anti-dilutive. During the three months ended September 30, 2022 and the nine months ended September 30, 2023 and 2022, all unvested restricted shares of common stock were deemed to be anti-dilutive due to the net loss attributable to common stockholders.

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

In periods where there is a net loss attributable to common stockholders, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities for the three months ended September 30, 2023 include the 370,843 shares of restricted common stock and the 51,410 PSUs. The restricted common shares and PSUs have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the three months ended September 30, 2022 and the nine months ended September 30, 2023 and 2022 as the effect of including them would reduce the net loss per share.

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

Contingent Liability

Under the terms of the Plymouth MIR JV II LLC agreement executed July 6, 2023, the majority partner has the right to require us to purchase its 98% interest in the 297,583 square foot property located in Atlanta, GA at the greater of the property’s then-current fair market value, or, 150% of aggregate capital contributions made by the majority partner. Such right can be executed by the majority partner no sooner than June 1, 2025, and no later than August 29, 2025. As of September 30, 2023, the projected fair market value of the property at the date the put option is exercisable is expected to exceed the 150% of the aggregate capital contributions made by the majority partner, and as such, there is no contingent liability to recognize.

13. Subsequent Events

On November 1, 2023, the Company repaid in full the outstanding principal and interest balance of approximately $110,019 on the AIG Loan using proceeds from the KeyBank unsecured line of credit.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K“) filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2023, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2022 and 2021 contained therein, which is accessible on the SEC’s website at www.sec.gov.

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

As of September 30, 2023, the Company, through its subsidiaries, owned 156 industrial properties comprising 211 buildings with an aggregate of approximately 34.1 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of September 30, 2023, the Company’s portfolio was approximately 97.6% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from October 1, 2023 through to December 31, 2025, an aggregate of 38.8% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market leases to reflect current market conditions.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the nine months ended September 30, 2023.

Period	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Nine Months Ended September 30, 2023
	Renewals	3,280,867	70.8%	$3.76	$4.35	15.7%	$0.11	$0.14
	New Leases	1,352,909	29.2%	$3.76	$4.96	31.9%	$0.34	$0.36
	Total/weighted average	4,633,776	100%	$3.76	$4.53	20.5%	$0.18	$0.20

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 23, 2023, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2022 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies.

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

For the three and nine months ended September 30, 2023 and 2022, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repurposing during the period from January 1, 2022 through September 30, 2023.

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change			Three Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%		2023	2022	$	%
Revenue:
Rental revenue	$41,812	$40,104	$1,708	4.3%	$7,924	$7,684	$240	3.1%		$49,736	$47,788	$1,948	4.1%
Management fee revenue and other income	—	—	—	—	29	2	27	(1,350%	)	29	2	27	(1,350%	)
Total revenues	41,812	40,104	1,708	4.3%	7,953	7,686	267	3.5%		49,765	47,790	1,975	4.1%

Property expenses	13,116	11,660	1,456	12.5%	2,638	2,835	(197)	(6.9%	)	15,754	14,495	(1,259)	8.7%
Depreciation and amortization										22,881	24,860	(1,979)	(8.0%	)
General and administrative										3,297	4,078	(781)	(19.2%	)
Total operating expenses										41,932	43,433	(1,501)	(3.5%	)

Other income (expense):
Interest expense										(9,473)	(8,983)	(490)	5.5%
Loss on extinguishment of debt										(72)	—	(72)	0.0%
Gain on sale of real estate										12,112	—	12,112	0.0%
Total other income (expense)										2,567	(8,983)	11,550	128.6%

Net income (loss)										$10,400	$(4,626)	$15,026	324.8%

Rental revenue: Rental revenue increased by $1,948 to $49,736 for the three months ended September 30, 2023 as compared to $47,788 for the three months ended September 30, 2022. This was primarily related to a net increase of $240 within Acquisitions, Dispositions and Other primarily due to an increase in rental revenue from acquisitions, an increase of $1,708 from Same Store Portfolio primarily from an increase in rent income of $1,872 due to scheduled rent steps and leasing activities, an increase of $909 in tenant reimbursements, partially offset by a decrease in non-cash rent adjustments of $1,073 for the three months ended September 30, 2023.

Property expenses: Property expenses increased $1,259 for the three months ended September 30, 2023 to $15,754 as compared to $14,495 for the three months ended September 30, 2022. This was primarily due to property expenses for the Same Store Portfolio increasing approximately $1,456 driven primarily by an increase in real estate taxes and operating expenses, partially offset by a net decrease of $197 within Acquisitions, Dispositions and Other due to property expenses related to acquisitions.

Depreciation and amortization: Depreciation and amortization expense decreased by $1,979 to $22,881 for the three months ended September 30, 2023 as compared to $24,860 for the three months ended September 30 2022, primarily due to a net decrease of $1,421 for the Same Store Portfolio and $558 within Acquisitions, Dispositions and Other due to full depreciation and amortization of certain assets during the three months ended September 30, 2023.

General and administrative: General and administrative expenses decreased approximately $781 to $3,297 for the three months ended September 30, 2023 as compared to $4,078 for the three months ended September 30, 2022. The decrease is attributable primarily to decreased compensation and professional expenses of $1,031, partially offset by an increase in non-cash stock compensation of $309.

Interest expense: Interest expense increased by approximately $490 to $9,473 for the three months ended September 30, 2023, as compared to $8,983 for the three months ended September 30, 2022. The increase is primarily due to increased interest rates on the borrowings under the line of credit during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The schedule below is a comparative analysis of the components of interest expense for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Changes in accrued interest	$(50)	$676
Amortization of debt related costs	570	565
Total change in accrued interest and amortization of debt related costs	520	1,241
Cash interest paid	9,235	8,057
Capitalized interest	(282)	(315)
Total interest expense	$9,473	$8,983

Gain on sale of real estate: Gain on sale of real estate of $12,112 represents the gain realized on the sale of real estate for the three months ended September 30, 2023. There was no gain/loss on sales of real estate during the three months ended September 30, 2022.

Loss on extinguishment of debt: Loss on extinguishment of debt of $72 for the three months ended September 30, 2023 was due to the partial repayment of the Transamerica Loan.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change			Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%		2023	2022	$	%
Revenue:
Rental revenue	$125,299	$121,516	$3,783	3.1%	$23,707	$14,604	$9,103	62.3%		$149,006	$136,120	$12,886	9.5%
Management fee revenue and other income	—	—	—	—	58	90	(32)	(35.6%	)	58	90	(32)	(35.6%	)
Total revenues	125,299	121,516	3,783	3.1%	23,765	14,694	9,071	61.7%		149,064	136,210	12,854	9.4%

Property expenses	39,458	36,902	2,556	6.9%	7,940	5,467	2,473	45.2%		47,398	42,369	5,029	11.9%
Depreciation and amortization										70,098	71,759	(1,661)	(2.3%	)
General and administrative										10,586	11,776	(1,190)	(10.1%	)
Total operating expenses										128,082	125,904	2,178	1.7%

Other income (expense):
Interest expense										(28,592)	(23,303)	(5,289)	22.7%
Earnings (loss) in investment of unconsolidated joint venture										—	(147)	147	(100%	)
Loss on extinguishment of debt										(72)	(2,176)	2,104	(96.7%	)
(Appreciation) depreciation of warrants										—	1,760	(1,760)	(100%	)
Gain on sale of real estate										12,112	—	12,112	0.0%
Total other income (expense)										(16,552)	(23,866)	7,314	(30.6%	)

Net income (loss)										$4,430	$(13,560)	$17,990	(132.7%	)

Rental revenue: Rental revenue increased by $12,886 to $149,006 for the nine months ended September 30, 2023 as compared to $136,120 for the nine months ended September 30, 2022. This was primarily related to a net increase of $9,103 within Acquisitions, Dispositions and Other primarily due to an increase in rental revenue from acquisitions, an increase of $3,783 from Same Store Portfolio primarily from an increase in rent income of $4,741 due to scheduled rent steps and leasing activities, an increase of $2,451 in tenant reimbursements, partially offset by a decrease in non-cash rent adjustments of $3,409 for the nine months ended September 30, 2023.

Property expenses: Property expenses increased $5,029 for the nine months ended September 30, 2023 to $47,398 as compared to $42,369 for the nine months ended September 30, 2022. This was primarily due to a net increase of $2,473 within Acquisitions, Dispositions and Other due to property expenses related to acquisitions. Property expenses for the Same Store Portfolio increased approximately $2,556 driven by an increase in real estate taxes and operating expenses, partially offset by a decrease in utilities.

Depreciation and amortization: Depreciation and amortization expense decreased by $1,661 to $70,098 for the nine months ended September 30, 2023 as compared to $71,759 for the nine months ended September 30, 2022, primarily due to a net increase of $3,692 within Acquisitions, Dispositions and Other, offset by a decrease of $5,353 for the Same Store Portfolio due to full depreciation and amortization of certain assets during the nine months ended September 30, 2023.

General and administrative: General and administrative expenses decreased approximately $1,190 to $10,586 for the nine months ended September 30, 2023 as compared to $11,776 for the nine months ended September 30, 2022. The decrease is attributable primarily to decreased compensation and professional expenses of $1,584, partially offset by an increase in non-cash stock compensation of $629.

Interest expense: Interest expense increased by approximately $5,289 to $28,592 for the nine months ended September 30, 2023, as compared to $23,303 for the nine months ended September 30, 2022. The increase is primarily due to increased interest rates on the borrowings under the line of credit during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The schedule below is a comparative analysis of the components of interest expense for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Changes in accrued interest	$402	$1,582
Amortization of debt related costs	1,708	1,597
Total change in accrued interest and amortization of debt related costs	2,110	3,179
Cash interest paid	27,450	20,645
Capitalized interest	(968)	(521)
Total interest expense	$28,592	$23,303

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

Gain on sale of real estate: Gain on sale of real estate of $12,112 represents the gain realized on the sale of real estate for the nine months ended September 30, 2023. There was no gain/loss on sales of real estate during the nine months ended September 30, 2022.

Loss on extinguishment of debt: Loss on extinguishment of debt of $73 for the nine months ended September 30, 2023 was due to the partial repayment of the Transamerica Loan.

(Appreciation) depreciation of warrants: (Appreciation) depreciation of warrants represents the change in the fair market value of our common stock warrants. For the nine months ended September 30, 2022, the Company recorded depreciation of warrants of $1,760. During Q1 2022, all common stock warrants were fully exercised on a cash-less basis and no warrants remained outstanding as of September 30, 2023.

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

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
NOI:
Net income (loss)	$10,400	$(4,626)	$4,430	$(13,560)
General and administrative	3,297	4,078	10,586	11,776
Depreciation and amortization	22,881	24,860	70,098	71,759
Interest expense	9,473	8,983	28,592	23,303
(Earnings) loss in investment of unconsolidated joint venture	—	—	—	147
Loss on extinguishment of debt	72	—	72	2,176
Gain on sale of real estate	(12,112)	—	(12,112)	—
Appreciation (depreciation) of warrants	—	—	—	(1,760)
Management fee revenue and other income	(29)	(2)	(58)	(90)
NOI	$33,982	$33,293	$101,608	$93,751

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

	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
EBITDAre:
Net income (loss)	$10,400	$(4,626)	$4,430	$(13,560)
Depreciation and amortization	22,881	24,860	70,098	71,759
Interest expense	9,473	8,983	28,592	23,303
Loss on extinguishment of debt	72	—	72	2,176
Gain on sale of real estate	(12,112)	—	(12,112)	—
Appreciation (depreciation) of warrants	—	—	—	(1,760)
EBITDAre	$30,714	$29,217	$91,080	$81,918

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

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
FFO:
Net income (loss)	$10,400	$(4,626)	$4,430	$(13,560)
Gain on sale of real estate	(12,112)	—	(12,112)	—
Depreciation and amortization	22,881	24,860	70,098	71,759
Depreciation and amortization from unconsolidated joint venture	—	—	—	268
FFO:	$21,169	$20,234	$62,416	$58,467
Preferred stock dividends	(677)	(930)	(2,509)	(3,949)
Acquisition expenses	—	51	85	201
Appreciation (depreciation) of warrants	—	—	—	(1,760)
Loss on extinguishment of debt	72	—	72	2,176
Core FFO	$20,564	$19,355	$60,064	$55,135

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
AFFO:
Core FFO	$20,564	$19,355	60,064	$55,135
Amortization of debt related costs	570	565	1,708	1,597
Non-cash interest expense	(50)	676	402	1,582
Stock compensation	827	518	2,128	1,498
Capitalized interest	(282)	(315)	(968)	(521)
Straight line rent	(216)	(1,319)	(1,833)	(3,045)
Above/below market lease rents	(417)	(541)	(1,820)	(2,632)
Recurring capital expenditures (1)	(1,965)	(1,985)	(4,863)	(5,440)
AFFO:	$19,031	$16,954	$54,818	$48,174

______________

(1)	Excludes non-recurring capital expenditures of $8,132 and $20,157 for the three months ended September 30, 2023 and 2022, respectively, and $24,185 and $42,960 for the nine months ended September 30, 2023 and 2022, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$63,259	$58,852
Net cash used in investing activities	$(8,311)	$(236,550)
Net cash (used in) provided by financing activities	$(55,889)	$170,577

Operating activities: Net cash provided by operating activities for the nine months ended September 30, 2023 increased approximately $4,407 compared to the nine months ended September 30, 2022. The increase was primarily attributable to incremental operating cash flows from developments placed in service between Q4 2022 and Q3 2023 and Same Store properties.

Investing activities: Net cash used in investing activities for the nine months ended September 30, 2023 decreased approximately $228,239 compared to the nine months ended September 30, 2022 primarily due to property acquisitions completed during the first nine months in 2023 totaling $0 as opposed to $197,085 during the first nine months of 2022, a decrease in capital expenditures of $13,145, partially offset by an increase in net proceeds from the sale of real estate of $18,009.

Financing activities: Net cash (used in) provided by financing activities for the nine months ended September 30, 2023 decreased $226,466 compared to the nine months ended September 30, 2022. The change was predominantly driven by a decrease of $8,820 in net proceeds from the issuance of common stock, a decrease in debt issuance costs of $1,771, a decrease of $1,261 in repurchase and extinguishment of Series A Preferred Stock, a decrease of $184,731 in net proceeds from secured and unsecured debt and the line of credit, offset by an increase of $2,123 in dividends paid, and an increase of $33,824 in redemption of preferred stock.

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

As of September 30, 2023, we had available liquidity of approximately $308.2 million, comprised of $23.2 million in cash and cash equivalents and $285.0 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of September 30, 2023

The following is a schedule of our indebtedness as of September 30, 2023 ($ in thousands):

Debt	Outstanding Balance	Interest rate at September 30, 2023	Final Maturity Date
Secured debt:
AIG Loan	$109,646	4.08%	November 1, 2023
Ohio National Life Mortgage	18,572	4.14%	August 1, 2024
Allianz Loan	61,546	4.07%	April 10, 2026
Nationwide Loan	15,000	2.97%	October 1, 2027
Minnesota Life Memphis Industrial Loan	55,244	3.15%	January 1, 2028
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Midland National Life Insurance Mortgage	10,717	3.50%	March 10, 2028
Minnesota Life Loan	19,683	3.78%	May 1, 2028
Transamerica Loan	59,669	4.35%	August 1, 2028
Total secured debt	$378,877
Unamortized debt issuance costs, net	(1,308)
Unamortized premium/(discount), net	145
Secured debt, net	$377,714
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.10%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.13%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.50%(1)(2)	May 2, 2027
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(2,177)
Unsecured debt, net	$447,823

Borrowings under line of credit:
KeyBank unsecured line of credit	65,000	6.98%(1)	August 11, 2025
Total borrowings under line of credit	$65,000

_______________

(1)	For the month of September 2023, the one-month term SOFR for our unsecured debt and borrowings under line of credit was 5.327%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of September 30, 2023, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of September 30, 2023, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

Stock Issuances (dollars in thousands)

Universal Shelf S-3 Registration Statement

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S-3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of September 30, 2023, the Company has $532,693 available for issuance under the 2021 $750 Million S-3 Filing.

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

For the nine months ended September 30, 2023, the Company has issued 2,200,600 shares of its common stock under the 2023 $200 Million ATM Program for aggregate net proceeds of approximately $49,518. The Company has approximately $149,292 available for issuance under the 2023 $200 Million ATM Program. No shares were issued under the 2021 $200 Million ATM Program for the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2023, we have no off-balance sheet arrangements.

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

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of September 30, 2023, all our outstanding variable rate debt, with the exception of the KeyBank unsecured line of credit, was fixed with interest rate swaps through maturity. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of September 30, 2023, the Company had entered into five interest rate swap agreements.

The following table details our outstanding interest rate swaps as of September 30, 2023 ($ in thousands):

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	September 30, 2023
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%(3)	$200,000	$18,258
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%(3)	$100,000	$8,258
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$3,809
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,901
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,889

_______________

(1)	Represents the notional value of interest rate swaps effective as of September 30, 2023.
(2)	As of September 30, 2023, all our interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and are effective as of July 1, 2022.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $18,286 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At September 30, 2023, we had $515,000 of outstanding variable rate debt. As of September 30, 2023, all our outstanding variable debt, with the exception of the KeyBank unsecured line of credit which had balance of $65,000, was fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 6.90% during the nine months ended September 30, 2023. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the nine months ended September 30, 2023, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the nine months ended September 30, 2023, our interest expense for the quarter would have increased by approximately $45. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

The Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. As a result, in the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in debt and derivative financial instruments. As of September 30, 2023, our interest rate swaps are indexed to SOFR.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Dated: November 2, 2023