Form 10-K
period 2023-12-31
Plymouth Industrial REIT, Inc.
filed 2024-02-22
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38106

PLYMOUTH INDUSTRIAL REIT, INC.

(Exact name of registrant in its charter)

Maryland	27-5466153
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

20 Custom House Street, 11th Floor Boston, MA 02110

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the NYSE on June 30, 2023) was $978,879,966.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 19, 2024 was 45,382,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2023.

Plymouth Industrial REIT, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Additionally, unforeseen factors emerge from time to time, and we cannot predict which factors will arise or their ultimate impact on our business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	the general level of interest rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	the uncertainty and economic impacts of pandemics, epidemics or other public health emergencies or fear of such events, such as the outbreak of COVID-19, including, without limitation, its impact on the Company’s ability to pay common stock dividends and/or the amount and frequency of those dividends;
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust, or REIT, tax laws, and potential increases in real property tax rates;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Glossary

In this Annual Report on Form 10-K:

•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2023, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Company Portfolio” means the 156 distribution centers, warehouse, light industrial and small bay industrial properties which we wholly own as of December 31, 2023, and does not include our property management office located in Columbus, Ohio;
•	“gateway markets” means gateway cities and the following six largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Washington, DC, Miami and Seattle;
•	“OP units” means units of limited partnership interest in our operating partnership;
•	“our operating partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“Plymouth,” “our company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation, and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., the issuer of the shares of Common and Preferred stock, in this annual report;
•	“primary markets” means the following two metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Chicago and Atlanta; and
•	“secondary markets” means for our purposes non-primary markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the U.S.: Austin, Baltimore, Boston, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa.

Our definitions of primary and secondary markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

PART I

Item 1. Business

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership, management, redevelopment and development of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. The Company was founded in March 2011 by Jeffrey Witherell and Pendleton White, Jr., each of whom have over 25 years of experience acquiring, owning and operating commercial real estate properties. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange under the symbol “PLYM”. Our headquarters and executive offices are located in Boston, Massachusetts. Additionally, we have regional offices in Columbus, Ohio, Jacksonville, Florida, Memphis, Tennessee, and Atlanta, Georgia.

We are structured as an umbrella partnership REIT, commonly called an UPREIT, and own substantially all of our assets and conduct substantially all of our business through Plymouth Industrial OP, LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2023, the Company owned a 98.9% equity interest in the Operating Partnership. Any net proceeds from our public offerings will be contributed to the Operating Partnership in exchange for OP units. Our interest in the Operating Partnership will generally entitle us to share in cash distributions from, and in the profits and losses of, our Operating Partnership in proportion to our percentage ownership. As the sole general partner of the Operating Partnership, we generally have the exclusive power under the partnership agreement to manage and conduct its business and affairs, subject to certain limited approval and voting rights of the limited partners.

As of December 31, 2023, the Company’s portfolio consists of 156 industrial properties (the “Company Portfolio”) comprising of 211 buildings located in twelve states with an aggregate of approximately 34.0 million rentable square feet. The Company Portfolio was 98.1% leased to 465 different tenants across 33 industry types as of December 31, 2023.

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

Human Capital

As of December 31, 2023, we had forty-three full time employees. None of our employees are represented by a collective bargaining agreement.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional development of our employees and advancement based on merit. As of December 31, 2023, females constituted approximately 40% of our workforce and 40% of our managerial employees. We intend to continue utilizing a multifaceted recruiting, talent development, and internal promotion strategy to expand the diversity of our employee base across all roles and functions.

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

Summary of Risk Factors

Risks Related to Our Business and Operations:

•	Our assets are concentrated in the industrial real estate sector, and our business could be materially and adversely affected by an economic downturn in that sector.
•	We are subject to risks associated with single tenant leases, and the default by one or more tenants could materially and adversely affect our results of operations and financial results.
•	We are subject to risks related to tenant concentration, which could materially adversely affect our cash flows, result of operations and financial condition.
•	Our assets are geographically concentrated in two of our primary markets and ten of our secondary markets, which causes us to be especially susceptible to adverse developments in those markets.
•	Our assets are comprised entirely of industrial properties located in primary and secondary markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States, which subjects us to risks associated with concentrating the Company’s portfolio on such assets.

Risks Associated with Our Indebtedness:

•	Debt service payments on our significant indebtedness may leave us with insufficient cash resources to operate our properties or pay dividends as current contemplated or necessary to maintain our REIT qualification.
•	Continued increases in interest rates, or a prolonged period with rates at current levels, could adversely impact our financial condition, results of operations and cash flows.
•	Our hedging strategies are subject to the risks that the counterparty fails to perform or that the contacts may not mitigate the risks related to our variable rate debt.
•	Restrictive covenants in our debt instruments could restrict our operations and failure to comply with these restrictions could result in the acceleration of our debt.
•	Unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire.
•	Our existing loan agreements contain balloon payment obligations, which may materially and adversely affect our financial condition and our ability to make distributions.
•	Our existing loan agreements are secured by various properties within our portfolio or the equity of our property-owning subsidiaries, so a default under any of these loan documents could result in a loss of the secured properties.

Risks Related to the Real Estate Industry and the Broader Economy:

•	The illiquidity of real estate assets could significantly impede our ability to response to adverse changes in the performance of our properties and harm our financial results.
•	Any resurgence of the COVID-19 pandemic or any unforeseen factor that emerges out of that pandemic or any other public health crisis could materially adversely affect our results of operations and financial results.
•	Declining real estate valuations and impairment charges could materially adversely affect our financial condition and results of operations.
•	Adverse economic conditions and any dislocations in the credit markets could materially adversely affect our financial condition and results of operations.

Risks Related to Our Organizational Structure:

•	Our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategy.
•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of the holders of the partnership interests of our operating partnership.
•	Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer, or prevent a change of control transaction.
•	Our charter contains certain ownership limits with respect to our stock.
•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Risks Related to Our Status as a REIT:

•	Failure to maintain our qualification as a REIT would have significant adverse consequences to us.
•	If our operating partnership failed to qualify as a partnership or a disregarded entity for federal tax purposes, we would cease to qualify as a REIT.
•	To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

Risks Related to Our Business and Operations

Our portfolio is concentrated in the industrial real estate sector, and our business could be adversely affected by an economic downturn in that sector.

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

Our portfolio is geographically concentrated in two of our primary markets and ten of our secondary markets, which causes us to be especially susceptible to adverse developments in those markets.

In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our wholly owned portfolio consists of holdings in the following markets (which accounted for the percentage of our total annualized rent indicated) as of December 31, 2023: Chicago (20.1%); Cleveland (12.3%); Memphis (11.8%); Jacksonville (10.4%); St. Louis (10.1%); Indianapolis (10.0%); Columbus (9.0%); Cincinnati (7.2%); Atlanta (6.5%); Boston (1.4%); Charlotte (0.8%); and Kansas City (0.4%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. We cannot assure you that any of our target markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be affected if competing properties are built in our target markets. Any adverse economic or real estate developments in our target markets, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

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

Leases representing 13.4%, 23.2% and 16.7% of the rentable square footage of the industrial properties in our portfolio will expire in 2024, 2025 and 2026, respectively. We cannot assure you that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, or if our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock could be adversely affected.

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

In connection with future acquisitions, we may be required to incur debt and expenditures and issue additional common stock, preferred stock, or units of limited partnership interest in our operating partnership, or OP units, to pay for the acquired properties. These acquisitions may dilute our stockholders’ ownership interests, delay or prevent our profitability and expose us to risks such as:

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

We may not be able to successfully operate our business or implement our operating policies and investment strategy as described in this prospectus. Failure to operate successfully as a listed public company, to develop and implement appropriate control systems and procedures in accordance with the Sarbanes-Oxley Act or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our stock. Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt we may incur in the future and make distributions to our stockholders. Our ability to successfully operate our business and implement our operating policies and investment strategy will depend on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;
•	our ability to contain renovation, maintenance, marketing, and other operating costs for our properties;
•	our ability to maintain high occupancy rates and target rent levels;
•	costs that are beyond our control, including title litigation, litigation with tenants, legal compliance, real estate taxes and insurance; interest rate levels and volatility, such as the accessibility of short- and long-term financing on desirable terms; and
•	economic conditions in our target markets as well as the condition of the financial and real estate markets and the economy generally.

We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners, and operators of real estate, many of whom own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the value of, our stock could be adversely affected.

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

A substantial majority of the leases in our portfolio are with tenants who have non-investment grade credit ratings. The ability of a non-investment grade tenant to meet its obligations to us cannot be considered as well assured as that of an investment grade tenant. All of our tenants may face exposure to adverse business or economic conditions which could lead to an inability to meet their obligations to us. However, non-investment grade tenants may not have the financial capacity or liquidity to adapt to these conditions or may have less diversified businesses, which may exacerbate the effects of adverse conditions on their businesses. Moreover, the fact that so many of our tenants are not investment grade may cause investors or lenders to view our cash flows as less stable, which may increase our cost of capital, limit our financing options, or adversely affect the trading price of our stock.

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

We have acquired, and in the future we may acquire, properties or portfolios of properties through tax-deferred contribution transactions in exchange for OP units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we are able to deduct over the tax life of the acquired properties, and requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Potential losses, including from adverse weather conditions and natural disasters, may not be covered by insurance.

We carry commercial property, liability, and terrorism coverage on all the properties in our portfolio under a blanket insurance policy, in addition to other coverages that may be appropriate for certain of our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. In addition, we may discontinue terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. We do not carry insurance for certain types of extraordinary losses, such as loss from riots, war, earthquakes, and wildfires because such coverage may not be available or is cost prohibitive or available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from riots, war, earthquakes, wildfires, and other uninsured losses.

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

We have co-invested and may co-invest in the future with third parties through partnerships, joint ventures, or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we have not been and would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturers would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our company’s status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

If we fail to implement and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

We are required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd Frank, and the NYSE or other relevant listing standards. As a result, we will incur significant legal, accounting, and other expenses, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and control systems and procedures demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect.

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

In recent years, the capital markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our portfolio, satisfy our debt service obligations, or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Risks Related to Our Indebtedness

We have significant indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

Our total consolidated indebtedness as of December 31, 2023 consists of approximately $873.4 million of indebtedness. We may incur significant additional debt to finance future acquisition and development activities.

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

Continued increases in interest rates, or prolonged rates at current levels, could adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be significantly negatively affected by increases in interest rates and other actions taken by the Federal Reserve or changes in the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve raised interest rates by 525 basis points during the past two years. Future increases in market interest rates, or a prolonged period with rates at current levels, would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward. At December 31, 2023, we had approximately $55.4 million (or 6.3% of our indebtedness then outstanding) in variable rate debt outstanding not hedged by interest rate swaps. If we are unable to enter into hedge agreements with respect to, or otherwise refinance, this indebtedness with acceptable terms, the ultimate impact of future interest rate increases could result in unanticipated reductions in our net operating income.

Our hedging strategies may not mitigate our risks associated with variable interest rates.

Changes in the interest rates on a material portion of our variable rate debt (69.3%) have been hedged by interest rate swap agreements. These derivative financial instruments involve certain risks, such as the risk of failure of the counterparty to perform under the terms of the contract, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also produce non-qualifying REIT income for purposes of REIT income tests. In addition, the nature, timing and costs of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. We cannot assure you that our hedging strategies and derivative financial instruments will adequately offset the risk of interest rate volatility or that such instruments will not result in losses that may adversely impact our financial condition.

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

Risks Related to the Real Estate Industry and the Broader Economy

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	local oversupply or reduction in demand for industrial space;
•	adverse changes in financial conditions of buyers, sellers, and tenants of properties;
•	vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-lease space;
•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;
•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, floods, and wildfires, which may result in uninsured or underinsured losses;
•	decreases in the underlying value of our real estate;
•	changing submarket demographics; and
•	changing traffic patterns.

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

Any resurgence of the COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, operating results, and cash flows due to, among other factors, the following:

•	governmental authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as a result of, or in order to avoid, exposure to a contagious disease;
•	disruption in supply and delivery chains;
•	a general decline in business activity and demand for real estate;
•	the repurposing or redevelopment of properties made obsolete by the pandemic;
•	reduced economic activity, general economic decline, or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of their lease obligations;

•	difficulty accessing debt and equity capital on attractive terms, or at all, and a significant disruption and instability in global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital to fund business operations or address maturing liabilities on a timely basis; and
•	the potential negative impact on the health of our personnel, particularly if a significant number of our employees are impacted, which may result in a deterioration of our ability to maintain business continuity during a disruption.

The COVID-19 pandemic did not have a significant negative impact on our operations for the year ended December 31, 2023. We did not enter into any rent deferrals or rent abatements as a result of the pandemic during the year ended December 31, 2023.

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

We intend to review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We intend to consider factors such as future operating income, trends, and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

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

Independent environmental consultants conducted a Phase I or similar environmental site assessment of our properties at the time of their acquisition or in connection with subsequent financings. Such Phase I or similar environmental site assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the relevant properties. We have not obtained and do not intend to obtain new or updated Phase I or similar environmental site assessments, which may expose us to liability related to unknown or unanticipated environmental matters. Unless required by applicable laws or regulations, we may not further investigate, remedy, or ameliorate the liabilities disclosed in the existing Phase I or similar environmental site assessments and this failure may expose us to liability in the future.

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

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing building materials, or ACBM, and may impose fines and penalties for failure to comply with these requirements. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify, or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, the presence of ACBM in our properties may expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos).

In addition, the properties in our portfolio also are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.

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

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state, and local laws, regulations and covenants that are applicable to our properties.

The properties in our portfolio are subject to various covenants and federal, state, and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances and zoning restrictions may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our portfolio. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be adversely affected by our ability to obtain permits, licenses, and zoning relief. Our failure to obtain such permits, licenses, and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our stock.

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

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Mr. Jeffrey E. Witherell, our Chief Executive Officer, and Mr. Anthony Saladino, our Chief Financial Officer, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity.

Our ability to retain our senior management, particularly Messrs. Witherell and Saladino, or to attract suitable replacements should any member of our senior management leave, is dependent on the competitive nature of the employment market. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants. Further, the loss of a member of our senior management team could be negatively perceived in the capital markets. Any of these developments could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the value of, our stock.

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

Certain provisions of the MGCL permit the board of directors of a Maryland corporation with at least three independent directors and a class of stock registered under the Securities Exchange Act of 1934 (“Exchange Act”) without stockholder approval and regardless of what is currently provided in its charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for our company or of delaying, deferring, or preventing a change in control under circumstances that otherwise could provide the holders of our stock with the opportunity to realize a premium over the current market price.

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

Provisions of the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders or limited partners might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;
•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;
•	transfer restrictions on OP units;
•	our ability, as general partner, in some cases, to amend the partnership agreement and to cause our operating partnership to issue additional partnership interests with terms that could delay, defer, or prevent a merger or other change of control of us or our operating partnership without the consent of our stockholders or the limited partners; and
•	the right of the limited partners to consent to certain transfers of our general partnership interest (whether by sale, disposition, statutory merger or consolidation, liquidation or otherwise).

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Our charter contains certain ownership limits with respect to our stock.

Our charter authorizes our board of directors to take such actions as it determines are advisable, in its sole and absolute discretion, to preserve our qualification as a REIT. Our charter also prohibits the actual, beneficial, or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, in each case excluding any shares that are not treated as outstanding for federal income tax purposes. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. However, our bylaws provide that the board of directors must waive the ownership limit with respect to a particular person if it: (1) determines that such person’s ownership will not cause any individual’s beneficial ownership of shares of our stock to violate the ownership limit and that any exemption from the ownership limit will not jeopardize our status as a REIT; and (2) determines that such stockholder does not and will not own, actually or constructively, an interest in a tenant of ours (or a tenant of any entity whose operations are attributed in whole or in part to us) that would cause us to own, actually or constructively, more than a 9.8% interest (as set forth in Section 856(d)(2)(B) of the Code) in such tenant or that any such ownership would not cause us to fail to qualify as a REIT under the Code. The restrictions on ownership and transfer of our stock may:

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

As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property, or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

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

As of December 31, 2023, we have 490,299 OP units outstanding, which were issued in connection with the acquisition of certain properties in our portfolio, and we may in the future, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Risks Related to Our Status as a REIT

Failure to maintain our qualification as a REIT would have significant adverse consequences to us and the per share trading price of our stock.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012, and have operated in a manner that we believe will allow us to maintain our qualification as a REIT. We cannot assure you that we will remain qualified as a REIT in the future. If we lose our REIT qualification, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains and losses. In addition, legislation, new regulations, administrative interpretations, or court decisions may materially adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, any taxable REIT subsidiaries that we own will be subject to tax as regular C corporations in the jurisdictions in which they operate.

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

The tax laws or regulations governing REITs, or the administrative interpretations thereof, may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and any such change may apply retroactively. New or amended laws, regulations, or administrative interpretations, could significantly and negatively affect our ability to qualify as a REIT or the federal income consequences of such qualification or may reduce the relative attractiveness of an investment in a REIT compared to other corporations not qualified as a REIT.

The Tax Cuts and Jobs Act made significant changes to the U.S. federal tax rules related to the taxation of individuals and corporations, including REITs and their stockholders. Additional technical corrections, amendments, or administrative guidance with respect to the Tax Cut and Jobs Act may be issued at any time, and we cannot predict the long-term impact of any future changes on REITs and their stockholders.

Other General Risks

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology systems.

Our IT related systems are essential to the operation of our business and our ability to perform day-to-day operations. We face risks associated with security breaches, whether through cyber-attacks, computer viruses, attachments to e-mails, phishing schemes, persons inside our organization or persons with access to systems inside of our organization, and other significant disruptions of our IT related systems. The risk of a cybersecurity breach or disruption, particularly through a cyber-incident, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

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

An increased focus on metrics and reporting related to corporate responsibility, specifically related to ESG factors, may impose additional costs, and expose us to new risks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF and AI Risk Management Framework). This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management (“ERM”).

Key components of our cybersecurity risk management program include:

•	risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•	cybersecurity awareness training of our employees, incident response personnel and senior management;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•	a third-party cyber risk management process for vendors including, among other things, a security assessment and contracting program for vendors based on their risk profile.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors

- We face risks associated with security breaches through cyber-attacks, cyber intrusions, as well as other significant disruptions of our information systems.”

Cybersecurity Governance

Our Board of Directors recognizes the critical importance of maintaining the trust and confidence of our tenants, business partners, investors, and employees. Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Cybersecurity Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations. The Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The Committee provides regular reports to our Board of Directors and provides our Board of Directors with timely updates regarding any ongoing cybersecurity incident. On an annual basis, our Board of Directors and the Committee discuss our approach to cybersecurity risk management with members of our management’s cybersecurity committee.

Our management cybersecurity committee, led by our CFO and Director of Information Technology, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants. Our Director of Information Security has served in various roles in information technology and information security for over 20 years. Our managed service provider has over 20 years of experience managing multi-national IT operations, including strategy, applications, infrastructure, information security, support, and execution.

Our management cybersecurity committee is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties

The following table provides certain information with respect to the Company Portfolio, as of December 31, 2023.

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Atlanta	1099 Dodds Avenue	Adairsville	GA	Warehouse/Distribution	2005	150,000	100%	$637,500	0.4%	$4.25
	11236 Harland Drive	Covington	GA	Warehouse/Distribution	1988	32,361	100%	$137,534	0.1%	$4.25
	1413 Lovers Lane	Augusta	GA	Warehouse/Distribution	1999	200,000	100%	$721,527	0.5%	$3.61
	1665 Dogwood Drive SW	Conyers	GA	Warehouse/Distribution	1973	198,000	100%	$723,987	0.5%	$3.66
	1715 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	100,000	100%	$233,431	0.2%	$2.33
	32 Dart Road	Newnan	GA	Warehouse/Light Manufacturing	1988/2014	194,800	100%	$873,000	0.6%	$4.48
	40 Pinyon Road	Covington	GA	Warehouse/Distribution	1997	60,148	100%	$360,648	0.2%	$6.00
	6739 New Calhoun Highway NE	Rome	GA	Warehouse/Distribution	1981/1996 & 2017	320,000	100%	$998,400	0.7%	$3.12
	6777-6785 New Calhoun Highway NE	Rome	GA	Warehouse/Distribution	2022	416,600	100%	$2,386,950	1.6%	$5.73
	Peachtree City	Peachtree City	GA	Small Bay Industrial	1979-2013	297,926	100%	$1,743,901	1.2%	$5.86
	Peachtree City II	Peachtree City	GA	Small Bay Industrial	1989	117,000	99%	$937,516	0.6%	$8.08

Boston	54-56 Milliken	Portland	ME	Warehouse/Light Manufacturing	1966-2022/1995, 2005, 2013, 2022	268,713	100%	$2,118,916	1.4%	$7.89

Charlotte	1570 East P Street Extension	Newton	NC	Warehouse/Light Manufacturing	2005	155,220	100%	$1,229,184	0.8%	$7.92

Chicago	11351 W. 183rd	Orland Park	IL	Warehouse/Distribution	2000	18,768	100%	$211,970	0.1%	$11.29
	11601 Central	Alsip	IL	Warehouse/Distribution	1970	260,000	100%	$780,000	0.5%	$3.00
	11746 Austin Ave	Alsip	IL	Warehouse/Light Manufacturing	1970	162,714	100%	$727,808	0.5%	$4.47
	1301 Ridgeview Drive	McHenry	IL	Warehouse/Light Manufacturing	1995/2020	218,064	100%	$931,994	0.6%	$4.27
	13040 South Pulaski	Alsip	IL	Warehouse/Distribution	1976	388,403	100%	$1,971,174	1.3%	$5.08
	1355 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1976/1998	82,456	100%	$463,723	0.3%	$5.62
	13970 West Laurel	Lake Forest	IL	Small Bay Industrial	1990	70,196	100%	$356,423	0.2%	$5.08
	144 Tower Drive	Burr Ridge	IL	Warehouse/Distribution	1971/1988 & 2015	73,785	97%	$494,762	0.3%	$6.90
	1445 Greenleaf	Elk Grove Village	IL	Warehouse/Light Manufacturing	1968	150,000	100%	$981,007	0.7%	$6.54
	1600 Fleetwood	Elgin	IL	Warehouse/Distribution	1968/2016	247,000	100%	$1,421,086	0.9%	$5.75
	16801 Exchange Avenue	Lansing	IL	Warehouse/Light Manufacturing	1987	455,886	100%	$1,684,577	1.1%	$3.70
	1717 West Harvester Road	Chicago	IL	Warehouse/Distribution	1970	465,940	100%	$1,757,411	1.2%	$3.77
	1750 South Lincoln	Freeport	IL	Warehouse/Distribution	2001	499,200	100%	$1,638,144	1.1%	$3.28
	1796 Sherwin	Des Plaines	IL	Warehouse/Distribution	1964	98,879	100%	$639,508	0.4%	$6.47
	1875 Holmes	Elgin	IL	Warehouse/Light Manufacturing	1989	134,415	100%	$643,383	0.4%	$4.79
	189 Seeger Ave	Elk Grove	IL	Small Bay Industrial	1972	25,245	100%	$155,860	0.1%	$6.17
	1900 S. Batavia Ave	Geneva	IL	Warehouse/Distribution	1958/1989 & 2010	513,512	100%	$2,341,615	1.6%	$4.56
	2401 Commerce	Libertyville	IL	Small Bay Industrial	1994/2009	78,574	100%	$659,505	0.4%	$8.39
	2600-2620 Commerce Drive	Libertyville	IL	Warehouse/Distribution	2001	78,743	100%	$556,961	0.4%	$7.07
	28160 North Keith	Lake Forest	IL	Small Bay Industrial	1989	77,924	100%	$395,662	0.3%	$5.08
	3 West College	Arlington Heights	IL	Warehouse/Light Manufacturing	1978/2016	33,263	100%	$291,218	0.2%	$8.76
	350 Armory Drive	South Holland	IL	Warehouse/Light Manufacturing	1972	64,310	100%	$395,691	0.3%	$6.15
	3841 Swanson	Gurnee	IL	Small Bay Industrial	1978	99,625	74%	$359,458	0.2%	$4.88
	3940 Stern	St. Charles	IL	Warehouse/Light Manufacturing	1987	146,959	100%	$677,676	0.4%	$4.61
	4491 Mayflower Road	South Bend	IN	Warehouse/Distribution	2000	77,000	100%	$295,680	0.2%	$3.84
	4915 W 122nd	Alsip	IL	Small Bay Industrial	1972	153,368	100%	$889,407	0.6%	$5.80
	4955 Ameritech Drive	South Bend	IN	Warehouse/Distribution	2004	228,000	100%	$1,073,100	0.7%	$4.71
	5110 South 6th	Milwaukee	WI	Warehouse/Distribution	1972	58,500	100%	$234,000	0.2%	$4.00
	5502 W. Brick Road	South Bend	IN	Warehouse/Distribution	1998	101,450	100%	$361,162	0.2%	$3.56
	5681 Cleveland Road	South Bend	IN	Warehouse/Distribution	1994	62,550	100%	$222,678	0.1%	$3.56
	5855 Carbonmill Road	South Bend	IN	Warehouse/Distribution	2002	198,000	100%	$900,900	0.6%	$4.55
	6000 West 73rd	Bedford Park	IL	Warehouse/Distribution	1974	148,091	100%	$628,318	0.4%	$4.24
	6035 West Gross Point Road	Niles	IL	Warehouse/Light Manufacturing	1956/1985	149,474	100%	$631,233	0.4%	$4.22
	6558 West 73rd	Bedford Park	IL	Warehouse/Light Manufacturing	1975	301,000	100%	$1,622,729	1.1%	$5.39
	6751 Sayre	Bedford Park	IL	Warehouse/Light Manufacturing	1973	242,690	100%	$839,707	0.6%	$3.46
	7200 Mason Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1974	207,345	100%	$879,720	0.6%	$4.24
	7207 Mason Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	84,195	100%	$323,564	0.2%	$3.84
	7420 Meade Avenue	Bedford Park	IL	Warehouse/Light Manufacturing	1970	52,344	100%	$302,025	0.2%	$5.77
	800 Church Street	Lake Zurich	IL	Warehouse/Distribution	1974/2020	116,467	100%	$538,398	0.4%	$4.62

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Cincinnati	11540-11630 Mosteller	Sharonville	OH	Warehouse/Light Manufacturing	1959	358,386	100%	$1,216,271	0.8%	$3.39
	2700 Kemper Road	Sharonville	OH	Small Bay Industrial	1990	85,718	100%	$609,756	0.4%	$7.12
	2800 Kemper Road	Sharonville	OH	Small Bay Industrial	1989	82,832	100%	$673,622	0.4%	$8.13
	3741 Port Union Rd	Fairfield	OH	Warehouse/Distribution	1995/2001	53,602	100%	$229,288	0.2%	$4.28
	4115 Thunderbird	Fairfield	OH	Warehouse/Distribution	1991	70,000	100%	$273,105	0.2%	$3.90
	4225-4331 Dues Drive	Cincinnati	OH	Warehouse/Distribution	1972	303,000	100%	$1,400,169	0.9%	$4.62
	7585 Empire Drive	Florence	KY	Warehouse/Light Manufacturing	1973	148,415	100%	$578,577	0.4%	$3.90
	Cornell Commerce Center	Blue Ash	OH	Small Bay Industrial	1976	165,521	95%	$1,062,369	0.7%	$6.75
	Fairfield Business Center	Fairfield	OH	Small Bay Industrial	1990	39,558	100%	$243,282	0.2%	$6.15
	Fisher Industrial Park	Fairfield	OH	Warehouse/Light Manufacturing	1946, 2023	1,403,932	91%	$4,530,062	3.1%	$3.55

Cleveland	1120 West 130th St	Brunswick	OH	Warehouse/Distribution	2000	100,301	100%	$524,362	0.3%	$5.23
	1200 Chester Industrial Parkway N	Avon	OH	Warehouse/Distribution	2007/2009	207,160	100%	$942,578	0.6%	$4.55
	1200 Chester Industrial Parkway S	Avon	OH	Warehouse/Light Manufacturing	1991	90,628	100%	$447,720	0.3%	$4.94
	1350 Moore Road	Avon	OH	Warehouse/Distribution	1997	109,075	100%	$559,009	0.4%	$5.12
	1366 Commerce Drive	Stow	OH	Warehouse/Distribution	1960	216,000	93%	$750,000	0.5%	$3.75
	14801 County Rd 212	Findlay	OH	Warehouse/Distribution	1998	405,000	100%	$1,530,200	1.0%	$3.78
	1755 Enterprise	Twinsburg	OH	Warehouse/Light Manufacturing	1978/2005	255,570	98%	$1,351,880	0.9%	$5.40
	2100 International Parkway	Canton	OH	Warehouse/Light Manufacturing	2000	274,464	100%	$1,356,374	0.9%	$4.94
	2210 International Parkway	Canton	OH	Warehouse/Distribution	2001	350,000	100%	$1,491,000	1.0%	$4.26
	22209 Rockside Road	Bedford	OH	Warehouse/Distribution	2008/2021	197,518	100%	$1,088,324	0.7%	$5.51
	30339 Diamond Parkway	Glenwillow	OH	Warehouse/Distribution	2007	400,184	100%	$2,674,630	1.8%	$6.68
	31000 Viking Parkway	Westlake	OH	Small Bay Industrial	1998	100,150	93%	$561,634	0.4%	$6.01
	4211 Shuffel Street NW	Canton	OH	Warehouse/Light Manufacturing	1994	255,000	100%	$1,437,563	1.0%	$5.64
	Gilchrist Road I	Mogadore	OH	Warehouse/Distribution	1961-1978	209,592	100%	$860,933	0.6%	$4.11
	Gilchrist Road II	Mogadore	OH	Warehouse/Distribution	1991-1994	473,046	100%	$1,720,216	1.1%	$3.64
	Gilchrist Road III	Mogadore	OH	Warehouse/Distribution	1994/1998	335,521	92%	$1,258,500	0.8%	$4.08

Columbus	100 Paragon Parkway	Mansfield	OH	Warehouse/Distribution	1995	314,736	100%	$975,000	0.6%	$3.10
	1520 Experiment Farm Road	Troy	OH	Warehouse/Light Manufacturing	1997	160,000	100%	$740,765	0.5%	$4.63
	1650-1654 Williams Road	Columbus	OH	Warehouse/Distribution	1973/1974 & 1975	772,450	100%	$2,312,163	1.5%	$2.99
	2120-2138 New World	Columbus	OH	Warehouse/Distribution	1971	121,200	100%	$428,861	0.3%	$3.54
	2180 Corporate Drive	Troy	OH	Warehouse/Light Manufacturing	1996	160,000	100%	$725,663	0.5%	$4.54
	2626 Port Road	Columbus	OH	Warehouse/Distribution	1994	156,641	100%	$518,398	0.3%	$3.31
	2800 Howard Street	Sidney	OH	Warehouse/Distribution	2016	480,000	100%	$1,640,807	1.1%	$3.42
	3100 Creekside	Lockbourne	OH	Warehouse/Distribution	2000	340,000	100%	$1,434,800	1.0%	$4.22
	3500 Southwest	Grove City	OH	Warehouse/Distribution	1992/2018	527,127	100%	$1,535,584	1.0%	$2.91
	7001 Americana	Reynoldsburg	OH	Warehouse/Distribution	1986/2007 & 2012	54,100	100%	$267,795	0.2%	$4.95
	8273 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1996/2007	77,271	100%	$407,741	0.3%	$5.28
	8288 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1988	300,000	100%	$1,067,912	0.7%	$3.56
	952 Dorset Road	Troy	OH	Small Bay Industrial	1988/1999	76,800	100%	$296,841	0.2%	$3.87
	Graphics Way	Lewis Center	OH	Small Bay Industrial	2000	73,426	100%	$464,699	0.3%	$6.33
	Orange Point	Lewis Center	OH	Small Bay Industrial	2001	143,863	100%	$811,879	0.5%	$5.64

Indianapolis	2900 Shadeland	Indianapolis	IN	Warehouse/Distribution	1957/1992	933,439	87%	$2,458,329	1.6%	$3.04
	3035 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1962/2001 & 2004	562,497	91%	$1,761,689	1.2%	$3.45
	3169 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1979/1993	44,374	95%	$217,668	0.1%	$5.19
	3333 N. Franklin Road	Indianapolis	IN	Warehouse/Distribution	1967	276,240	100%	$856,344	0.6%	$3.10
	3525 S. Arlington	Indianapolis	IN	Warehouse/Distribution	1990	219,104	100%	$769,691	0.5%	$3.51
	3701 David Howarth Drive	Lafayette	IN	Warehouse/Distribution	2008/2019	294,730	100%	$1,795,934	1.2%	$6.09
	6555 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1969/1997	314,775	100%	$1,486,940	1.0%	$4.72
	6575 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	60,000	100%	$324,600	0.2%	$5.41
	6585 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	100,000	100%	$399,139	0.3%	$3.99
	6635 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	99,877	100%	$464,428	0.3%	$4.65
	6701 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1990	7,820	100%	$88,139	0.1%	$11.27
	6737 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	87,500	100%	$460,250	0.3%	$5.26
	6751 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1997	100,000	100%	$460,439	0.3%	$4.60
	6951 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	44,000	100%	$217,247	0.1%	$4.94
	7750 Georgetown Road	Indianapolis	IN	Warehouse/Distribution	2006	102,934	100%	$694,805	0.5%	$6.75
	7901 W. 21st Street	Indianapolis	IN	Warehouse/Distribution	1985/1994	353,000	100%	$1,284,774	0.9%	$3.64
	Sam Jones	Indianapolis	IN	Warehouse/Light Manufacturing	1970	484,879	100%	$1,399,951	0.9%	$2.89

Jacksonville	265 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988/1999	187,205	100%	$334,350	0.2%	$1.79
	338 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1996/2001	309,084	100%	$970,231	0.6%	$3.14
	430 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988	47,599	100%	$168,825	0.1%	$3.55
	8000-8001 Belfort Parkway	Jacksonville	FL	Small bay Industrial	1999	85,920	90%	$811,763	0.5%	$10.55
	8451 Western Way	Jacksonville	FL	Warehouse/Light Manufacturing	1968/1975& 1986-1987	288,750	100%	$2,104,112	1.4%	$7.29
	Center Point Business Park	Jacksonville	FL	Small Bay Industrial	1990-1997	537,800	100%	$4,320,700	3.0%	$8.03
	Liberty Business Park	Jacksonville	FL	Small Bay Industrial	1996-2023	466,666	100%	$4,722,609	3.2%	$10.12
	Salisbury Business Park	Jacksonville	FL	Small Bay Industrial	2001-2023	209,372	100%	$2,163,558	1.4%	$10.33

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)

Kansas City	5450 Deramus Avenue	Kansas City	MO	Warehouse/Light Manufacturing	1976/1986 & 1994	221,911	69%	$557,666	0.4%	$3.64

Memphis	1700-1710 Dunn Avenue	Memphis	TN	Warehouse/Distribution	1957-1959/1963/1973	316,935	100%	$902,295	0.6%	$2.85
	210 American	Jackson	TN	Warehouse/Distribution	1967/1981 & 2012	638,400	100%	$1,489,872	1.0%	$2.33
	2950 Brother Boulevard	Bartlett	TN	Warehouse/Distribution	1987/2019	232,375	87%	$884,313	0.6%	$4.39
	6290 Shelby View Drive	Memphis	TN	Warehouse/Distribution	1999/2003	74,665	100%	$427,333	0.3%	$5.72
	7585 AE Beaty Drive/2995 Appling Road	Barlett	TN	Warehouse/Distribution	2006	67,557	89%	$598,439	0.4%	$9.96
	Airport Business Park	Memphis	TN	Small Bay Industrial	1985-1989	235,071	93%	$2,653,705	1.8%	$12.14
	Knight Road	Memphis	TN	Warehouse/Distribution	1986	131,904	100%	$213,782	0.1%	$1.62
	Shelby Distribution	Memphis	TN	Warehouse/Distribution	1989	202,303	100%	$659,891	0.4%	$3.26
	South Park	Memphis	TN	Warehouse/Distribution	1991/2005	566,281	100%	$1,892,967	1.3%	$3.34
	10455 Marina Drive	Olive Branch	MS	Warehouse/Light Manufacturing	1986	161,200	100%	$533,804	0.4%	$3.31
	10682 Ridgewood Road	Olive Branch	MS	Warehouse/Distribution	1985	90,000	100%	$333,720	0.2%	$3.71
	1814 S Third Street	Memphis	TN	Warehouse/Distribution	1966	88,950	100%	$180,569	0.1%	$2.03
	3650 Distriplex Drive	Memphis	TN	Warehouse/Distribution	1997	330,253	100%	$1,370,550	0.9%	$4.15
	3670 South Perkins Road	Memphis	TN	Warehouse/Light Manufacturing	1974	74,582	100%	$198,388	0.1%	$2.66
	3980 Premier Avenue	Memphis	TN	Warehouse/Distribution	1964	141,256	98%	$343,895	0.2%	$2.49
	5846 Distribution Drive	Memphis	TN	Warehouse/Distribution	1984	34,560	100%	$159,322	0.1%	$4.61
	7560 Priority Lane	Olive Branch	MS	Warehouse/Distribution	1988	48,750	100%	$187,688	0.1%	$3.85
	8970 Deerfield Drive	Olive Branch	MS	Warehouse/Distribution	1977	51,320	100%	$196,488	0.1%	$3.83
	Collins Industrial Memphis	Memphis	TN	Small Bay Industrial	1989-2001	247,217	95%	$1,160,136	0.8%	$4.93
	Outland/Burbank Industrial	Memphis	TN	Warehouse/Distribution	1969-1996	367,416	81%	$818,100	0.5%	$2.75
	Outland Center Memphis I	Memphis	TN	Warehouse/Distribution	1988-1989	175,337	92%	$751,395	0.5%	$4.66
	Outland Center Memphis II	Memphis	TN	Warehouse/Distribution	1989	232,200	100%	$795,611	0.5%	$3.43
	Place Industrial Memphis	Memphis	TN	Warehouse/Distribution	1980-1988	85,631	88%	$326,920	0.2%	$4.32
	Shelby Distribution II	Memphis	TN	Warehouse/Distribution	1998	113,240	100%	$429,571	0.3%	$3.79
	Willow Lake Industrial	Memphis	TN	Warehouse/Distribution	1989	75,643	100%	$349,429	0.2%	$4.62

St. Louis	11646 Lakeside Crossing	St. Louis	MO	Warehouse/Distribution	2005	100,021	100%	$748,492	0.5%	$7.48
	160-275 Corporate Woods Place	Bridgeton	MO	Warehouse/Distribution	1990	155,434	100%	$625,772	0.4%	$4.03
	1901-1939 Beltway Dr	Overland	MO	Warehouse/Light Manufacturing	1986	76,485	81%	$605,910	0.4%	$9.84
	3051 Gateway	Edwardsville	IL	Warehouse/Light Manufacturing	2016	521,171	100%	$2,549,828	1.7%	$4.89
	349 Gateway	Edwardsville	IL	Warehouse/Light Manufacturing	2016	624,159	100%	$2,718,992	1.8%	$4.36
	3919 Lakeview Corporate Drive	Edwardsville	IL	Warehouse/Distribution	2019	769,500	100%	$3,539,875	2.3%	$4.60
	4848 Park 370 Boulevard	Hazelwood	MO	Warehouse/Light Manufacturing	2006	76,092	100%	$487,650	0.3%	$6.41
	9150 Latty Avenue	Berkeley	MO	Warehouse/Distribution	1965/2018	142,364	100%	$640,638	0.4%	$4.50
	Grissom Drive	St. Louis	MO	Warehouse/Light Manufacturing	1970	79,258	100%	$309,899	0.2%	$3.91
	Metro St Louis	Maryland Heights	MO	Warehouse/Light Manufacturing	1979	59,055	100%	$322,509	0.2%	$5.46
	Phantom Drive	Hazelwood	MO	Warehouse/Distribution	1971	129,000	97%	$546,002	0.4%	$4.36
	St. Louis Commerce Center	St. Louis	MO	Warehouse/Distribution	1999-2001	487,150	100%	$2,117,316	1.4%	$4.35

Existing Portfolio – Industrial Properties						34,025,101	98.1%	$150,747,310	100%	$4.52

_______________

(1)	Property listing includes all wholly owned properties as of December 31, 2023.
(2)	Renovation means significant upgrades, alterations, or additions to building areas, interiors, exteriors and/or systems.
(3)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2023, by 12.
(4)	Represents the percentage of total annualized rent for properties owned as of December 31, 2023.
(5)	Calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2023, by 12, and then dividing by leased square feet for such property as of December 31, 2023.

As of December 31, 2023, 51 of our 156 properties were encumbered by mortgage indebtedness totaling $267,964, excluding unamortized deferred financing fees and debt issuance costs. See Note 7 in the accompanying Notes to the Consolidated Financial Statements for additional information.

Functionality Diversification

The following tables set forth information relating to functionality diversification by building type based on total square footage and annualized rent as of December 31, 2023.

Property Type	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Warehouse/Distribution	96	98.3%	21,677,544	63.7%	$84,902,285	56.3%	$3.98
Warehouse/Light Manufacturing	38	97.6%	8,877,785	26.1%	39,790,739	26.4%	4.59
Small Bay Industrial (1)	22	97.7%	3,469,772	10.2%	26,054,286	17.3%	7.69
Total Company Portfolio	156	98.1%	34,025,101	100%	$150,747,310	100%	$4.52

______________

(1)	Small bay industrial is inclusive of flex space totaling 606,799 rentable square feet and annualized base rent of $6,930,211.

Geographic Diversification

The following tables set forth information relating to geographic diversification of the Company Portfolio by market based on total annualized rent as of December 31, 2023.

Market	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent
Chicago	39	99.6%	6,624,335	19.5%	$30,279,237	20.1%
Memphis	25	96.6%	4,783,046	14.1%	17,858,182	11.8%
Indianapolis	17	95.6%	4,085,169	12.0%	15,140,367	10.0%
Cleveland	16	98.6%	3,979,209	11.7%	18,554,921	12.3%
Columbus	15	100.0%	3,757,614	11.0%	13,628,907	9.0%
St. Louis	12	99.4%	3,219,689	9.4%	15,212,883	10.1%
Atlanta	11	99.9%	2,086,835	6.1%	9,754,395	6.5%
Cincinnati	10	95.0%	2,710,964	8.0%	10,816,501	7.2%
Jacksonville	8	99.6%	2,132,396	6.3%	15,596,150	10.4%
Kansas City	1	69.1%	221,911	0.6%	557,666	0.4%
Boston	1	100.0%	268,713	0.8%	2,118,917	1.4%
Charlotte	1	100.0%	155,220	0.5%	1,229,184	0.8%
Total Company Portfolio	156	98.1%	34,025,101	100%	$150,747,310	100%

Industry Diversification

The following tables set forth information relating to tenant diversification of the Company Leased Portfolio by industry based on total square feet occupied and annualized rent as of December 31, 2023.

Industry	Total Leased Square Feet	Number of Leases	Percentage of Leased Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Logistics & Transportation	9,856,430	86	29.5%	$40,658,335	27.0%	$4.13
Wholesale/Retail	2,239,538	28	6.7%	11,418,223	7.6%	5.10
Automotive	2,192,860	26	6.6%	9,884,416	6.6%	4.51
Printing & Paper	1,935,478	15	5.8%	7,332,446	4.9%	3.79
Home & Garden	1,972,186	20	5.9%	6,813,922	4.5%	3.46
Construction	1,784,318	41	5.3%	8,072,615	5.4%	4.52
Cardboard and Packaging	1,630,027	20	4.9%	6,688,586	4.4%	4.10
Food & Beverage	1,568,810	22	4.7%	7,956,872	5.3%	5.07
Light Manufacturing	1,234,493	12	3.7%	4,490,559	3.0%	3.64
Healthcare	1,017,495	39	3.0%	6,146,387	4.1%	6.04
Other Industries	7,934,042	201	23.9%	41,284,949	27.2%	5.20
Total Company Portfolio	33,365,677	510	100%	$150,747,310	100%	$4.52

Tenants

The following table sets forth information about the ten largest tenants in our Company Portfolio based on total annualized rent as of December 31, 2023.

Tenant	Market	Industry	# of Leases	Total Leased Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Total Annualized Rent
FedEx Supply Chain, Inc.	St. Louis	Logistics & Transportation	1	769,500	7/31/2024	$4.60	$3,539,875	2.3%
Geodis Logistics, LLC	St. Louis	Logistics & Transportation	1	624,159	8/31/2025	4.36	2,718,993	1.8%
Royal Canin U.S.A, Inc.	St. Louis	Wholesale/Retail	1	521,171	12/31/2025	4.89	2,549,829	1.7%
Houghton Mifflin Harcourt Company	Chicago	Education	1	513,512	3/31/2026	4.56	2,341,615	1.6%
ODW Logistics, Inc.	Columbus	Logistics & Transportation	1	772,450	6/30/2025	2.99	2,312,163	1.5%
Archway Marketing Holdings, Inc.	Chicago	Logistics & Transportation	3	503,000	3/31/2026	4.51	2,268,180	1.5%
ASW Supply Chain Services, LLC	Cleveland	Logistics & Transportation	5	577,237	11/30/2027	3.67	2,118,373	1.4%
Balta US, Inc.	Jacksonville	Home & Garden	2	629,084	10/31/2029	3.13	1,968,631	1.3%
Communications Test Design, Inc.	Memphis	Logistics & Transportation	2	566,281	12/31/2024	3.34	1,892,967	1.3%
Winston Products, LLC	Cleveland	Wholesale/Retail	2	266,803	4/30/2032	6.94	1,852,295	1.2%
Ten Largest Tenants by Annualized Rent			19	5,743,197		$4.10	$23,562,921	15.6%
All Other			491	27,622,480		4.60	127,184,389	84.4%
Total Company Portfolio			510	33,365,677		$4.52	$150,747,310	100%

Lease Overview

Triple-net lease: In our triple-net leases, the tenant is responsible for all aspects of, and costs related to, the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure, or certain building systems, such as heating and air conditioning and fire suppression. As of December 31, 2023, there were 402 triple-net leases in the Company Portfolio, representing approximately 81.0% of our total annualized base rent.

Modified net lease: In our modified net leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant. As of December 31, 2023, there were 63 modified net leases in the Company Portfolio, representing approximately 12.6% of our total annualized base rent.

Gross lease: In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. As of December 31, 2023, there were 45 gross leases in the Company Portfolio, representing approximately 6.4% of the annualized base rent.

Lease Expirations

As of December 31, 2023, the weighted average in-place remaining lease term of the Company Portfolio was 3.3 years. The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2023, plus available space, for each of the ten full calendar years commencing December 31, 2023, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Expiration	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (2)	Annualized Base Rent per Square Foot (3)
Available	659,424	1.9%	$—	—	$—
2024	4,580,860	13.5%	20,209,067	13.4%	4.41
2025	7,914,431	23.3%	35,008,462	23.2%	4.42
2026	5,310,169	15.6%	25,270,933	16.7%	4.76
2027	4,422,175	13.0%	20,397,378	13.5%	4.61
2028	3,638,154	10.7%	16,117,289	10.7%	4.43
2029	3,319,346	9.8%	13,876,537	9.2%	4.18
2030	1,046,115	3.1%	4,935,476	3.3%	4.72
2031	1,202,167	3.5%	4,621,662	3.1%	3.84
2032	1,341,397	3.9%	6,790,894	4.5%	5.06
2033	206,055	0.6%	1,008,234	0.7%	4.89
Thereafter	384,808	1.1%	2,511,378	1.7%	6.53
Total Company Portfolio	34,025,101	100%	$150,747,310	100%	$4.52

____________________

(1)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2023, by 12.
(2)	Calculated as annualized base rent set forth in this table divided by total annualized base rent for the Company Portfolio as of December 31, 2023.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2023.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 19, 2024, we had 45,382,076 shares of common stock outstanding held of record by a total of approximately 134 stockholders; however, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of stockholders is based on the records of Continental Stock Transfer & Trust, which serves as our transfer agent.

Market Information

Our common stock is traded on the NYSE under the symbol “PLYM.” On December 31, 2023, the closing price of our common stock, as reported on the NYSE, was $24.07.

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

Issuer Purchases of Equity Securities

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2018 to December 31, 2023 and assumes that $100 was invested in our common stock and in each index on December 31, 2018 and that all dividends were reinvested.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties. The Company Portfolio consists of 156 industrial properties located in twelve states with an aggregate of approximately 34.0 million rentable square feet leased to 465 different tenants.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. The Company Portfolio was approximately 98.1% and 99.0% occupied as of December 31, 2023, and 2022, respectively. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2024, through to December 31, 2025, an aggregate of 36.6% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market leases to reflect current market conditions.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2023.

Year	Type	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Year Ended December 31, 2023
	Renewals	3,945,024	70.4%	$3.75	$4.36	16.3%	$0.14	$0.15
	New Leases	1,654,919	29.6%	$3.82	$5.03	31.7%	$0.35	$0.35
	Total	5,599,943	100%	$3.77	$4.56	21.0%	$0.21	$0.21

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

General and Administrative Expenses

We expect to incur increased general and administrative expenses, including legal, accounting, and other expenses related to corporate governance and public reporting and compliance. In addition, we anticipate that our staffing levels will increase from current levels as of December 31, 2023, during the subsequent 12 to 24 months and, as a result, our general and administrative expenses will increase further.

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

Impairment of Long-Lived Assets

The Company assesses the carrying values of our respective long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Long-lived assets are primarily comprised of real estate properties.

On a quarterly basis, management assesses whether there are any indicators, including changes in the anticipated holding period, general market conditions, and property operating performance, that may indicate an impairment exists. Recoverability of real estate properties is measured by comparison of the carrying amount of the property to the estimated future undiscounted cash flows to be generated from the use and eventual disposition of that property. If our analysis indicates that the carrying value of the real estate property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. The Company determined there was no impairment of value of real estate properties as of December 31, 2023 and 2022.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

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

Revenue Recognition

Minimum rental revenue from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the term of the individual leases. In accordance to ASC 842, we assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842.

Results of Operations (dollars in thousands)

Our consolidated results of operations are often not comparable from period to period due to the effect of property acquisitions and dispositions completed during the comparative reporting periods. Our Total Portfolio represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions and other and to highlight the operating results of our on-going business, we have separately presented the results of our Same Store Portfolio and Acquisitions, Dispositions and Other.

For the years ended December 31, 2023, and 2022, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, or held for development or repurposing during the period from January 1, 2022 through December 31, 2023.

The discussion of our Same Store Portfolio and our total portfolio for the comparison of the years ended December 31, 2022 and 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023.

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

The following table summarizes the results of operations for our Same Store Portfolio, our acquisitions, dispositions and other and total portfolio for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Year Ended December 31,		Change		Year Ended December 31,		Change			Year Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%		2023	2022	$	%
Revenue:
Rental revenue	$166,405	$160,391	$6,014	3.7%	$33,355	$23,051	$10,304	44.7%		$199,760	$183,442	$16,318	8.9%
Management fee revenue and other income	—	—	—	—	88	94	(6)	(6.4%	)	88	94	(6)	(6.4%	)
Total revenues	166,405	160,391	6,014	3.7%	33,443	23,145	10,298	44.5%		199,848	183,536	16,312	8.9%

Property expenses	51,705	48,577	3,128	6.4%	10,837	8,024	2,813	35.1%		62,542	56,601	5,941	10.5%
Depreciation and amortization										92,891	95,312	(2,421)	(2.5%	)
General and administrative										14,904	15,939	(1,035)	(6.5%	)
Total operating expenses										170,337	167,852	2,485	1.5%

Other income (expense):
Interest expense										(38,278)	(32,217)	(6,061)	18.8%
Earnings (loss) in investment of unconsolidated joint venture										—	(147)	147	(100.0%	)
Loss on extinguishment of debt										(72)	(2,176)	2,104	(96.7%	)
Gain on sale of real estate										22,646	—	22,646	0%
(Appreciation) depreciation of warrants										—	1,760	(1,760)	(100.0%	)
Total other income (expense)										(15,704)	(32,780)	17,076	52.1%

Net income (loss)										$13,807	$(17,096)	$30,903	180.8%

Rental revenue: Rental revenue increased $16,318 to $199,760 for the year ended December 31, 2023 as compared to $183,442 for the year ended December 31, 2022. The increase was primarily related to a net increase in rental revenue from Acquisitions, Dispositions and Other of $10,304 and an increase of $6,014 from Same Store Portfolio primarily from an increase in rent income of $6,814 due to scheduled rent steps and leasing activities, an increase of $3,307 in tenant reimbursements, partially offset by a decrease in non-cash rent adjustments of $4,107 for the year ended December 31, 2023.

Property expenses: Property expenses increased $5,941 for the year ended December 31, 2023 to $62,542 as compared to $56,601 for the year ended December 31, 2022 primarily due to a net increase in expenses related to Acquisitions, Dispositions and Other of $2,813 and an increase of $3,128 from the Same Store Portfolio driven primarily by an increase in real estate taxes and operating expenses.

Depreciation and amortization: Depreciation and amortization expense decreased by $2,421 to $92,891 for the year ended December 31, 2023 as compared to $95,312 for the year ended December 31, 2022, primarily due to a net increase from Acquisitions, Dispositions and Other of $3,083, offset by a decrease of $5,504 for the Same Store Portfolio due to the full depreciation and amortization of certain assets during the year ended December 31, 2023.

General and administrative: General and administrative expenses decreased approximately $1,035 to $14,904 for the year ended December 31, 2023 as compared to $15,939 for the year ended December 31, 2022. The decrease is attributable primarily to decreased compensation and professional expenses of $1,099, a decrease in acquisition expenses of $120, partially offset by an increase in non-cash stock compensation of $362.

Interest expense: Interest expense increased by approximately $6,061 to $38,278 for the year ended December 31, 2023 as compared to $32,217 for the year ended December 31, 2022. The increase is primarily due to increased interest rates and outstanding borrowings under the KeyBank unsecured line of credit for the year ended December 31, 2023 compared to the year ended December 31, 2022. The schedule below is a comparative analysis of the components of interest expense for the years ended December 31, 2023 and 2022.

(In thousands)	Year Ended December 31,
	2023	2022
Changes in accrued interest	$984	$2,248
Amortization of debt related costs	2,184	2,163
Total change in accrued interest and amortization of debt related costs	3,168	4,411
Cash interest paid	36,212	28,931
Capitalized interest	(1,102)	(1,125)
Total interest expense	$38,278	$32,217

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

Loss on extinguishment of debt: Loss on extinguishment of debt of $72 for the year ended December 31, 2023 was due to the partial repayment of the Transamerica Loan. Loss on extinguishment of debt of $2,176 for the year ended December 31, 2022 was due to the repayment of the JPMorgan Chase Loan.

Gain on sale of real estate: Gain on sale of real estate of $22,646 represents the gain realized on the sale of real estate for the year ended December 31, 2023. No sales of real estate occurred during the year ended December 31, 2022.

(Appreciation) depreciation of warrants: (Appreciation) depreciation of warrants represents the change in the fair market value of our common stock warrants. For the year ended December 31, 2022, the Company recorded depreciation of warrants of $1,760. During Q1 2022, all common stock warrants were fully exercised on a cash-less basis and no warrants remained outstanding as of December 31, 2023.

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

The following is a reconciliation from historical reported net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Year Ended December 31,
	2023	2022	2021
NOI:
Net income (loss)	$13,807	$(17,096)	$(15,267)
General and administrative	14,904	15,939	12,920
Depreciation and amortization	92,891	95,312	70,642
Interest expense	38,278	32,217	19,968
(Earnings) loss in investment of unconsolidated joint venture	—	147	850
Loss on extinguishment of debt	72	2,176	523
Gain on sale of real estate	(22,646)	—	(1,775)
Appreciation (depreciation) of warrants	—	(1,760)	5,121
Management fee revenue and other income	(88)	(94)	(348)
NOI	$137,218	$126,841	$92,634

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss), computed in accordance with GAAP, before interest expense, tax, depreciation and amortization, gains or losses on the sale of rental property, appreciation (depreciation) of warrants, loss on impairments, and loss on extinguishment of debt. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net income (loss) to EBITDAre for the periods presented:

(In thousands)	Year Ended December 31,
	2023	2022	2021
EBITDAre:
Net income (loss)	$13,807	$(17,096)	$(15,267)
Depreciation and amortization	92,891	95,312	70,642
Interest expense	38,278	32,217	19,968
Loss on extinguishment of debt	72	2,176	523
Gain on sale of real estate	(22,646)	—	(1,775)
Appreciation (depreciation) of warrants	—	(1,760)	5,121
EBITDAre	$122,402	$110,849	$79,212

FFO and Core FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of an REIT’s operating performance, thereby, providing investors the potential to compare our operating performance with that of other REITs. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. In December 2018, NAREIT issued a white paper restating the definition of FFO. The purpose of the restatement was not to change the fundamental definition of FFO, but to clarify existing NAREIT guidance. The restated definition of FFO is as follows: Net Income (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We define FFO, consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends.

We calculate Core FFO by adjusting FFO for non-comparable items such as dividends paid (or declared) to holders of our preferred stock, acquisition and transaction related expenses for transactions not completed, and certain non-cash operating expenses such as impairment on real estate lease, appreciation/(depreciation) of warrants and loss on extinguishment of debt. We believe that Core FFO is a useful supplemental measure in addition to FFO by adjusting for items that are not considered by us to be part of the period-over-period operating performance of our property portfolio, thereby, providing a more meaningful and consistent comparison of our operating and financial performance during the periods presented below. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of our funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net income (loss) to FFO and Core FFO for the periods presented:

(In thousands)	Year Ended December 31,
	2023	2022	2021
FFO:
Net income (loss)	$13,807	$(17,096)	$(15,267)
Gain on sale of real estate	(22,646)	—	(1,775)
Depreciation and amortization	92,891	95,312	70,642
Depreciation and amortization from unconsolidated joint venture	—	268	1,539
FFO	$84,052	$78,484	$55,139
Preferred stock dividends	(2,509)	(4,866)	(6,608)
Acquisition expenses	85	201	—
Appreciation (depreciation) of warrants	—	(1,760)	5,121
Loss on extinguishment of debt	72	2,176	523
Core FFO	$81,700	$74,235	$54,175

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Year Ended December 31,
	2023	2022	2021
AFFO:
Core FFO	$81,700	$74,235	$54,175
Amortization of debt related costs	2,184	2,163	1,605
Non-cash interest expense	984	2,248	191
Stock compensation	2,966	2,603	1,559
Capitalized interest	(1,102)	(1,125)	—
Straight line rent	(1,944)	(3,682)	(3,700)
Above/below market lease rents	(2,221)	(3,151)	(2,096)
Recurring capital expenditures (1)	(5,743)	(6,793)	(8,767)
AFFO	$76,824	$66,498	$42,967

_______________

(1)	Excludes non-recurring capital expenditures of $30,366, $60,350 and $22,547 for the years ended December 31, 2023, 2022 and 2021, respectively.

Cash Flow

A summary of our cash flows for the years ended December 31, 2023 and 2022 are as follows:

(In thousands)	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$81,872	$72,228
Net cash used in investing activities	$(79)	(252,357)
Net cash (used in) provided by financing activities	$(86,802)	$167,968

Operating activities: Net cash provided by operating activities for the year ended December 31, 2023 increased approximately $9,644 compared to the year ended December 31, 2022. The increase was primarily attributable to incremental operating cash flows from developments placed in service between Q1 2023 and Q4 2023 and Same Store properties.

Investing activities: Net cash used in investing activities for the year ended December 31, 2023 decreased approximately $252,278 compared to the year ended December 31, 2022 primarily due to a decrease in property acquisitions completed during the year ended December 31, 2023 totaling $0 as opposed to $197,085 during the year ended December 31, 2022, a decrease in capital expenditures of $20,743, partially offset by an increase in net proceeds from the sale of real estate of $34,450.

Financing activities: Net cash (used in) provided by financing activities for the year ended December 31, 2023 decreased $254,770 compared to the year ended December 31, 2023. The change was predominantly driven by a decrease of $8,714 in net proceeds from the issuance of common stock, a decrease in debt issuance costs of $1,743, a decrease of $1,685 in repurchase and extinguishment of Series A Preferred Stock, a decrease of $213,678 in net proceeds from secured and unsecured debt and the line of credit, offset by an increase of $1,963 in dividends paid, and an increase of $33,843 in redemption of preferred stock.

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

As of December 31, 2023, we had available liquidity of approximately $220.8 million, comprised of $26.2 million in cash and cash equivalents and $194.6 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Variable Interest Rates ($ in thousands)

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our KeyBank line of credit and unsecured KeyBank Term Loans, which bear interest at a variable rate.

At December 31, 2023, we had $605,400 of outstanding variable rate debt. As of December 31, 2023, all our outstanding variable debt was fixed with interest rate swaps through maturity, with the exception of the KeyBank unsecured line of credit which had only $100,000 of its $155,400 balance fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 6.67% during the year ended December 31, 2023. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the year ended December 31, 2023, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the year ended December 31, 2023, our interest expense for the year would have increased by approximately $214. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Existing Indebtedness as of December 31, 2023

The following is a schedule of our indebtedness as of December 31, 2023 ($ in thousands):

Loan	Outstanding Balance	Interest rate at December 31, 2023	Maturity Date
Secured debt:
Ohio National Life Mortgage	$18,409	4.14%	August 1, 2024
Allianz Loan	61,260	4.07%	April 10, 2026
Nationwide Loan	14,948	2.97%	October 1, 2027
Minnesota Life Memphis Industrial Loan	54,956	3.15%	January 1, 2028
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Midland National Life Insurance Mortgage	10,665	3.50%	March 10, 2028
Minnesota Life Loan	19,569	3.78%	May 1, 2028
Transamerica Loan	59,357	4.35%	August 1, 2028
Total secured debt	$267,964
Unamortized debt issuance costs, net	(1,174)
Unamortized premium/(discount), net	97
Secured debt, net	$266,887
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.10%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.13%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.50%(1)(2)	May 2, 2027
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(2,010)
Unsecured debt, net	$447,990

Borrowings under line of credit:
KeyBank unsecured line of credit	155,400	6.62%(1)(3)	August 11, 2025
Total borrowings under line of credit	$155,400

________________________

(1)	For the month of December 2023, the one-month term SOFR for our unsecured debt was 5.345% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 5.350%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of December 31, 2023, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, 1.527% respectively.
(3)	As of December 31, 2023, $100m of the outstanding borrowings under the KeyBank unsecured line of credit was swapped to a fixed USD-SOFR rate at a weighted average of 4.754%.

2023 Debt Activity

On November 1, 2023, the Company repaid in full, the outstanding principal and interest balance of approximately $110,019 on the AIG Loan using proceeds from the KeyBank unsecured line of credit.

Stock Issuances ($ in thousands)

Universal Shelf S-3 Registration Statement

On June 11, 2021, the Company and Operating Partnership filed a shelf registration statement on Form S-3 (“2021 $750 Million S-3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of December 31, 2023, the Company has $532,693 available for issuance under the 2021 $750 Million S-3 Filing.

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

For the year ended December 31, 2023, the Company issued 2,200,600 shares of its common stock under the 2023 $200 Million ATM Program for aggregate net proceeds of approximately $49,465. The Company has approximately $149,292 available for issuance under the 2023 $200 Million ATM Program. No shares were issued under the 2021 $200 Million ATM Program for the year ended December 31, 2023.

Contractual Obligations and Commitments

The following table sets forth our obligations and commitments as of December 31, 2023:

(in thousands)	Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
Principal payments - secured debt	$267,964	$23,041	$4,810	$62,582	$17,486	$160,045	$—
Principal payments - unsecured debt	450,000	—	—	100,000	350,000	—	—
Principal payments - borrowings under line of credit	155,400	—	155,400	—	—	—	—
Interest payments - secured debt	34,651	9,774	9,093	7,332	6,328	2,124	—
Interest payments - unsecured debt	65,920	16,110	16,110	16,110	14,818	2,772	—
Interest payments - borrowings under line of credit (1)	17,441	10,282	7,159	—	—	—	—
Office Leases	5,934	1,243	857	764	779	794	1,497
Ground Leases (2)	8,382	192	207	209	209	209	7,356
Total Contractual Obligations	$1,005,692	$60,642	$193,636	$186,997	$389,620	$165,944	$8,853

____________________

(1)	Interest payments for the $100m, $150m and $200m KeyBank Term Loans are calculated using a fixed rate of 1.504%, 2.904%, and 1.527%, respectively. Interest payments for the borrowings under line of credit for the balance that is swapped to a fixed rate is calculated using an interest rate of 4.754%. Interest payments for the borrowings under line of credit for the balance that is not swapped to a fixed rate is calculated using an interest rate of 7.000%.
(2)	Includes two ground subleases with a lease term through the end of December 31, 2055. Lease term includes one, twenty year renewal option at a stated rent.

In addition to the contractual obligations set forth in the table above, we have entered into employment agreements with certain of our executive officers. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $300 to $600 annually with discretionary cash and stock performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

We also enter into contracts for maintenance and other services at certain properties from time to time.

Off-Balance Sheet Arrangements

As of December 31, 2023, we have no off-balance sheet arrangements.

Inflation

Prior to 2021, the rate of inflation was low and had minimal impact on the performance of our industrial properties in the markets in which we operate, however, inflation has significantly increased during 2021 through 2023 and may remain at an elevated level or increase further. The majority of our leases are either triple net or provide for tenant reimbursement for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Interest Rate Risk ($ in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the consolidated balance sheets at fair value. As of December 31, 2023, all our outstanding variable rate debt was fixed with interest rate swaps through maturity with the exception of the balance of $55,400 under the KeyBank unsecured line of credit. We recognize all derivatives within the consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 31, 2023, the Company had entered into eight interest rate swap agreements.

The following table details our outstanding interest rate swaps as of December 31, 2023:

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	December 31, 2023
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%	$200,000	$12,539
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%	$100,000	$5,692
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$1,723
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$861
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$852
Wells Fargo Bank, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.750%	$50,000	$(577)
JPMorgan Chase Bank, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(292)
Capital One, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(292)

_______________

(1)	Represents the notional value of interest rate swaps effective as of December 31, 2023.
(2)	As of December 31, 2023, the fair value of five of our interest rate swaps were in an asset position of approximately $21.7 million and the remaining three interest rate swaps were in a liability position of approximately $1.2 million.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $15,368 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

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

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. As a result of this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide the reasonable assurance described above.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

ITEM 9C. HOLDING FOREIGN COMPANIES ACCOUNTABLE ACT

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 29, 2024, in connection with our 2024 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 29, 2024, in connection with our 2024 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 29, 2024, in connection with our 2024 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 29, 2024, in connection with our 2024 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 29, 2024, in connection with our 2024 annual meeting of stockholders.

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

(c)  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-173048) filed on September 10, 2014)
3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-19748) filed on June 1, 2017)
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 27, 2020)
4.2	Third Amended and Restated 2014 Incentive Award Plan*†
4.3	Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)†
4.4	Restricted Stock Agreement (Director) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)†
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
10.2	Amended and Restated Employment Agreement with Jeffrey E. Witherell, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)†
10.3	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)†
10.4	Limited Liability Company Agreement of Plymouth Industrial 20 LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.5	Loan Agreement, dated as of July 10, 2018, by and among Transamerica Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on July 17, 2018)
10.6	Second Amended and Restated Credit Agreement, dated as of October 8, 2020, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on October 9, 2020
10.7	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors, KeyBank National Association and the other Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021
10.8	Term Loan Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021

10.9	Distribution Agreement, dated as of February 28, 2023, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Agents party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on February 28, 2023)
10.10	Employment Agreement with Anthony Saladino, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-381061) filed on February 23, 2022)†
10.11	Second Amendment, Increase and Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of May 2, 2022, by and among Plymouth Industrial OP, LP, the Guarantors from time-to-time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on May 4, 2022)
10.12	First Amendment and Joinder to Term Loan Credit Agreement, dated as of May 2, 2022, by and among Plymouth Industrial OP, LP, the Guarantors from time-to-time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-381061) filed on May 4, 2022)
10.13	Amendment No. 1 to Distribution Agreement, dated as of May 9, 2023, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Agents party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on May 9, 2023).
19.1	Plymouth Industrial REIT, Inc. Insider Trading Policy*
21.1	List of Subsidiaries*
23.1	Consent of Pricewaterhouse Coopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Plymouth Industrial REIT, Inc. Incentive Based Compensation Recoupment Policy*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.XSD	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

Signature	Title	Date

/s/ Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Jeffrey E. Witherell

/s/ Anthony Saladino	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2024
Anthony Saladino

/s/ Pendleton P. White, Jr.	Director	February 22, 2024
Pendleton P. White, Jr.

/s/ Philip S. Cottone	Director	February 22, 2024
Philip S. Cottone

/s/ Richard DeAgazio	Director	February 22, 2024
Richard DeAgazio

/s/ David G. Gaw	Director	February 22, 2024
David G. Gaw

/s/ John W. Guinee III	Director	February 22, 2024
John W. Guinee III

/s/ Caitlin Murphy	Director	February 22, 2024
Caitlin Murphy

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Plymouth Industrial REIT, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in preferred stock and equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Assessment of Impairment Indicators of Real Estate Properties

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s long-lived assets are primarily comprised of real estate properties, which had a net balance of $1.3 billion as of December 31, 2023 and did not include an impairment charge for the year ended December 31, 2023. Management assesses the carrying values of real estate properties for impairment on a quarterly basis, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Impairment indicators include changes in the anticipated holding period, general market conditions, and property operating performance.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators of real estate properties is a critical audit matter are (i) the significant judgment by management in identifying the impairment indicators of real estate properties and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of the impairment indicators related to changes in the anticipated holding period, general market conditions, and property operating performance.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of impairment indicators of real estate properties. These procedures also included, among others, (i) testing management’s process for identifying the impairment indicators of real estate properties, (ii) testing the completeness and accuracy of the underlying data used in the assessment, and (iii) evaluating the reasonableness of management’s identification of impairment indicators related to changes in the anticipated holding period, general market conditions, and property operating performance. Evaluating the reasonableness of management’s identification of the impairment indicators involved considering whether the indicators were consistent with evidence obtained in other areas of the audit, as well as (i) related to the anticipated holding period, assessing management’s intent and ability with respect to holding the real estate properties, (ii) related to the general market conditions, assessing management’s considerations of market conditions and evaluating the consistency with external market and industry data, and (iii) related to property operating performance, evaluating current performance and, for certain properties, past performance.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 22, 2024

We have served as the Company’s auditor since 2020.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Real estate properties	$1,567,866	$1,555,846
Less accumulated depreciation	(268,046)	(205,629)
Real estate properties, net	1,299,820	1,350,217

Cash	14,493	11,003
Cash held in escrow	4,716	13,376
Restricted cash	6,995	6,834
Deferred lease intangibles, net	51,474	70,718
Interest rate swaps	21,667	30,115
Other assets	42,734	39,055
Total assets	$1,441,899	$1,521,318

Liabilities, Preferred Stock and Equity
Liabilities:
Secured debt, net	$266,887	$389,531
Unsecured debt, net	447,990	447,345
Borrowings under line of credit	155,400	77,500
Accounts payable, accrued expenses and other liabilities	73,904	72,551
Deferred lease intangibles, net	6,044	8,918
Interest rate swaps	1,161	—
Financing lease liability	2,271	2,248
Total liabilities	953,657	998,093
Commitments and contingencies (Note 14)

Preferred stock, par value $0.01 per share, 100,000,000 shares authorized,
Series A: 0 and 1,955,513 shares issued and outstanding at December 31, 2023 and 2022, respectively (aggregate liquidation preference of $0 and $48,888 at December 31, 2023 and 2022, respectively)	—	46,844

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 45,250,184 and 42,849,489 shares issued and outstanding at December 31, 2023 and 2022, respectively	452	428
Additional paid in capital	644,938	635,068
Accumulated deficit	(182,606)	(194,243)
Accumulated other comprehensive income	20,233	29,739
Total stockholders' equity	483,017	470,992
Non-controlling interest	5,225	5,389
Total equity	488,242	476,381
Total liabilities, preferred stock and equity	$1,441,899	$1,521,318

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Rental revenue	$199,760	$183,442	$140,270
Management fee revenue and other income	88	94	348
Total revenues	199,848	183,536	140,618

Operating expenses:
Property	62,542	56,601	47,636
Depreciation and amortization	92,891	95,312	70,642
General and administrative	14,904	15,939	12,920
Total operating expenses	170,337	167,852	131,198

Other income (expense):
Interest expense	(38,278)	(32,217)	(19,968)
Earnings (loss) in investment of unconsolidated joint venture	—	(147)	(850)
Loss on extinguishment of debt	(72)	(2,176)	(523)
Gain on sale of real estate	22,646	—	1,775
(Appreciation) depreciation of warrants	—	1,760	(5,121)
Total other income (expense)	(15,704)	(32,780)	(24,687)

Net income (loss)	13,807	(17,096)	(15,267)
Less: Net income (loss) attributable to non-controlling interest	147	(210)	(259)
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	13,660	(16,886)	(15,008)
Less: Preferred Stock dividends	2,509	4,866	6,608
Less: Series B Preferred Stock accretion to redemption value	—	4,621	7,228
Less: Loss on extinguishment/redemption of Series A Preferred Stock	2,023	99	—
Less: Amount allocated to participating securities	337	256	201
Net income (loss) attributable to common stockholders	$8,791	$(26,728)	$(29,045)
Net income (loss) per share attributable to common stockholders — basic	$0.20	$(0.67)	$(0.94)
Net income (loss) per share attributable to common stockholders — diluted	$0.20	$(0.67)	$(0.94)

Weighted-average common shares outstanding — basic	43,554,504	39,779,128	30,910,581
Weighted-average common shares outstanding — diluted	43,631,693	39,779,128	30,910,581

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Net income (loss)	$13,807	$(17,096)	$(15,267)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	(9,609)	30,115	—
Other comprehensive income (loss)	(9,609)	30,115	—
Comprehensive income (loss)	4,198	13,019	(15,267)
Less: Net income (loss) attributable to non-controlling interest	147	(210)	(259)
Less: Other comprehensive income (loss) attributable to non-controlling interest	(103)	376	—
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$4,154	$12,853	$(15,008)

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2021	2,023,999	$48,485	4,411,764	$87,209	25,344,161	$253	$360,752	$(162,250)	$—	$198,755	$4,767	$203,522
Repurchase and extinguishment of Series A Preferred Stock	(448)	(12)	—	—	—	—	—	—	—	—	—	—
Series B Preferred Stock accretion to redemption value	—	—	—	7,228	—	—	(7,228)	—	—	(7,228)	—	(7,228)
Net proceeds from common stock	—	—	—	—	10,524,731	106	211,927	—	—	212,033	—	212,033
Stock based compensation	—	—	—	—	—	—	1,559	—	—	1,559	—	1,559
Restricted shares issued (forfeited)	—	—	—	—	125,434	1	—	—	—	1	—	1
Dividends and distributions	—	—	—	—	—	—	(33,584)	—	—	(33,584)	(436)	(34,020)
Redemption of partnership units	—	—	—	—	116,333	1	2,086	—	—	2,087	(2,087)	—
Reallocation of non-controlling interest	—	—	—	—	—	—	(2,846)	—	—	(2,846)	2,846	—
Net income (loss)	—	—	—	—	—	—	—	(15,008)	—	(15,008)	(259)	(15,267)
Balance, December 31, 2021	2,023,551	$48,473	4,411,764	$94,437	36,110,659	$361	$532,666	$(177,258)	$—	$355,769	$4,831	$360,600
Repurchase and extinguishment of Series A Preferred Stock	(68,038)	(1,629)	—	—	—	—	—	(99)	—	(99)	—	(99)
Series B Preferred Stock accretion to redemption value	—	—	—	4,621	—	—	(4,621)	—	—	(4,621)	—	(4,621)
Conversion of Series B Preferred Stock	—	—	(4,411,764)	(99,058)	4,121,393	41	84,017	—	—	84,058	—	84,058
Net proceeds from common stock	—	—	—	—	2,345,247	24	58,155	—	—	58,179	—	58,179
Stock based compensation	—	—	—	—	—	—	2,603	—	—	2,603	—	2,603
Restricted shares issued (forfeited)	—	—	—	—	132,250	—	—	—	—	—	—	—
Conversion of common stock warrants	—	—	—	—	139,940	2	3,756	—	—	3,758	—	3,758
Dividends and distributions	—	—	—	—	—	—	(40,684)	—	—	(40,684)	(432)	(41,116)
Other comprehensive income	—	—	—	—	—	—	—	—	29,739	29,739	376	30,115
Reallocation of non-controlling interest	—	—	—	—	—	—	(824)	—	—	(824)	824	—
Net income (loss)	—	—	—	—	—	—	—	(16,886)	—	(16,886)	(210)	(17,096)
Balance, December 31, 2022	1,955,513	$46,844	—	$—	42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Repurchase and extinguishment of Series A Preferred Stock	(1,730)	(41)	—	—	—	—	—	(2)	—	(2)	—	(2)
Redemption of Series A Preferred Stock	(1,953,783)	(46,803)	—	—	—	—	(19)	(2,021)	—	(2,040)	—	(2,040)
Net proceeds from common stock	—	—	—	—	2,200,600	22	49,443	—	—	49,465	—	49,465
Stock based compensation	—	—	—	—	—	—	2,966	—	—	2,966	—	2,966
Restricted shares issued (forfeited)	—	—	—	—	200,095	2	(2)	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(42,286)	—	—	(42,286)	(440)	(42,726)
Other comprehensive income	—	—	—	—	—	—	—	—	(9,506)	(9,506)	(103)	(9,609)
Reallocation of non-controlling interest	—	—	—	—	—	—	(232)	—	—	(232)	232	—
Net income (loss)	—	—	—	—	—	—	—	13,660	—	13,660	147	13,807
Balance, December 31, 2023	—	$—	—	$—	45,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$13,807	$(17,096)	$(15,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,891	95,312	70,642
Straight line rent adjustment	(1,944)	(3,682)	(3,700)
Intangible amortization in rental revenue, net	(2,221)	(3,151)	(2,096)
Loss on extinguishment of debt	72	2,176	523
Amortization of debt related costs	2,184	2,163	1,605
Appreciation (depreciation) of warrants	—	(1,760)	5,121
Stock based compensation	2,966	2,603	1,559
(Earnings) loss in investment of unconsolidated joint venture	—	147	850
Gain on sale of real estate	(22,646)	—	(1,775)
Changes in operating assets and liabilities:
Other assets	(3,091)	(915)	(3,883)
Deferred leasing costs	(6,394)	(5,668)	(5,564)
Accounts payable, accrued expenses and other liabilities	6,248	2,099	9,925
Net cash provided by operating activities	81,872	72,228	57,940

Investing activities
Acquisition of real estate properties	—	(197,085)	(337,030)
Real estate improvements	(34,751)	(55,494)	(25,308)
Proceeds from sale of real estate, net	34,672	222	6,258
Net cash used in investing activities	(79)	(252,357)	(356,080)

Financing activities
Proceeds from issuance of common stock, net	49,465	58,179	212,033
Repayment of secured debt	(123,264)	(21,186)	(17,392)
Proceeds from issuance of unsecured debt	—	150,000	200,000
Proceeds from line of credit facility	149,400	213,000	139,000
Repayment of line of credit facility	(71,500)	(173,500)	(191,000)
Repurchase of Series A Preferred Stock	(43)	(1,728)	(12)
Redemption of Series A Preferred Stock	(48,843)	—	—
Redemption of Series B Preferred Stock	—	(15,000)	—
Debt issuance costs	(83)	(1,826)	(1,692)
Dividends and distributions paid	(41,934)	(39,971)	(31,477)
Net cash (used in) provided by financing activities	(86,802)	167,968	309,460

Net (decrease) increase in cash, cash held in escrow, and restricted cash	(5,009)	(12,161)	11,320
Cash, cash held in escrow, and restricted cash at beginning of period	31,213	43,374	32,054
Cash, cash held in escrow, and restricted cash at end of period	$26,204	$31,213	$43,374

Supplemental Cash Flow Disclosures:
Cash paid for interest	$36,212	$28,931	$18,172
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	—	2,895	—

	Year Ended December 31,
	2023	2022	2021
Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in dividends payable	$10,216	$9,426	$8,286
Distribution payable to non-controlling interest holder	$110	$108	$103
Series B accretion to redemption value	$—	$4,621	$7,228
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$1,868	$6,997	$1,377
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$575	$483	$91
Assumption of secured debt	$—	$—	$39,620
Conversion of common stock warrants	$—	$3,758	$—
Conversion of Series B Preferred Stock	$—	$84,058	$—
Consolidation of net book value of investment in joint venture	$—	$5,686	$—
Assumption of other assets upon consolidation of investment in joint venture	$—	$638	$—
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$—	$1,955	$—
Assumption of secured debt upon consolidation of investment in joint venture	$—	$56,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of December 31, 2023 and 2022, the Company owned a 98.9% and 98.9%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of December 31, 2023, the Company, through its subsidiaries, owned 156 industrial properties comprising 211 buildings with an aggregate of approximately 34.0 million square feet (square feet unaudited herein and throughout the Notes), and our regional property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that the Operating Partnership is a VIE and the Company is the primary beneficiary.  The Company's only significant asset is its investment in the Operating Partnership, and therefore, substantially all of the Company’s assets and liabilities are the assets and liabilities of the Operating Partnership.

Risks and Uncertainties

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position. Should the Company experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its stockholders, service debt, or meet other financial obligations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets, stock-based compensation and its common stock warrants liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 7, and cash held in escrow for real estate tax, insurance, tenant capital improvement and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2023, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our consolidated balance sheets to amounts reported within our consolidated statements of cash flows:

	December 31,	December 31,
	2023	2022
Cash	$14,493	$11,003
Cash held in escrow	4,716	13,376
Restricted cash	6,995	6,834
Cash, cash held in escrow, and restricted cash	$26,204	$31,213

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the consolidated statements of operations.

Debt issuance costs amounted to $6,787 and $10,815 at December 31, 2023 and 2022, respectively, and related accumulated amortization amounted to $3,603 and $6,175 at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company has classified net unamortized debt issuance costs of $1,469 and $2,306, respectively, related to borrowings under the line of credit to other assets in the consolidated balance sheets.

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

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by the counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the accompanying consolidated balance sheets.

Earnings (Loss) per Share

The Company follows the two-class method when computing net earnings (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. See Note 13 for details.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of our debt, interest rate swaps, warrants to purchase common stock and performance stock units as discussed in Notes 7, 8, 9, and 12, respectively.

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

Impairment of Long-Lived Assets

The Company assesses the carrying values of our respective long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Long-lived assets are primarily comprised of real estate properties.

On a quarterly basis, management assesses whether there are any indicators, including changes in the anticipated holding period, general market conditions, and property operating performance, that may indicate an impairment exists. Recoverability of real estate properties is measured by comparison of the carrying amount of the property to the estimated future undiscounted cash flows to be generated from the use and eventual disposition of that property. If our analysis indicates that the carrying value of the real estate property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. The Company determined there was no impairment of value of real estate properties as of December 31, 2023 and 2022.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2020 and thereafter. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future.

To the extent the Company does not utilize the full amount of the annual federal NOLs, the unused amount may normally be carried forward for 20 years to offset taxable income in future years. The Company had federal NOL carryforwards originating from 2012 through 2022 of approximately $35,322. The Company will incur no federal taxable income during 2023 after utilizing the dividends paid deduction and expecting to utilize the net operating loss carryforward, resulting in net operating loss carryforwards to 2024 of approximately $32,905. NOLs generated from 2018 and onwards are not limited to 20 years and can be carried forward indefinitely with the exception that they can only offset up to 80% of federal taxable income in future years.

Investment in Unconsolidated Joint Venture

Investment in unconsolidated joint venture represents a non-controlling equity interest in a joint venture we entered into during October 2020. The Company determined that the venture was not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment in unconsolidated joint venture. We concluded that we had the ability to exercise significant influence, however, did not have control or kick out rights and therefore the investment in the unconsolidated joint venture was accounted for under the equity method of accounting. Accordingly, we initially recorded our investment at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Any difference between the carrying amount of these investments on the consolidated balance sheets and the underlying equity in net assets were amortized as an adjustment to equity in earnings (loss) in investment of unconsolidated joint venture over the life of the related asset. Our net equity investment in the joint venture was reflected within the consolidated balance sheets, and our share of net income or loss from the joint venture was included within the consolidated statements of operations.

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

Non-controlling Interests

As further discussed in Note 11, the Company has issued non-controlling interests in its Operating Partnership. The net income (loss) attributable to the non-controlling interests is presented in the Company’s consolidated statements of operations.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Real Estate Depreciation and Amortization of Deferred Lease Intangibles - Assets and Liabilities

Real estate properties are stated at cost less accumulated depreciation. Depreciation of buildings and other improvements is computed using the straight-line method over the estimated remaining useful lives of the assets, which generally range from 11 to 40 years for buildings and 3 to 13 years for site improvements.  If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that improve or extend the useful life of the assets are capitalized. Depreciation expense was $67,968, $63,623 and $45,387 for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred lease intangible assets consist of leases in place, leasing commissions, tenant relationships, and above market leases. Deferred lease intangible liabilities represent below market leases. These intangibles have been recorded at their fair market value in connection with the acquisition of properties. Intangible assets and liabilities are generally amortized over the remaining life of the related lease following the evaluation of potential renewal options. Amortization of above and below market leases was recorded as an adjustment to rental revenue and amounted to $2,221, $3,151 and $2,096 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization expense in the accompanying consolidated statements of operations and amounted to $24,923, $31,689 and $25,255 for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenue Recognition

Minimum rental revenue from real estate operations is recognized on a straight-line basis. The straight-line rent calculation on leases includes the effects of rent concessions and scheduled rent increases, and the calculated straight-line rent income is recognized over the term of the individual leases. In accordance with ASC 842, we assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842.

Segments

The Company has one reportable segment, industrial properties. These properties have similar economic characteristics and meet the other criteria that permit the properties to be aggregated into one reportable segment.

Stock Based Compensation

The Company grants stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, and performance stock units for certain executive officers and key employees. The Company measures stock-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the vesting period. Forfeitures of unvested shares are recognized in the period the forfeiture occurs.

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020, and may be elected over time as reference rate activities occur. During the second quarter of 2022, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding instrument. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements.

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Land	$226,020	$231,829
Buildings and improvements	1,203,355	1,141,832
Site improvements	130,638	132,295
Construction in progress	7,853	49,890
Real estate properties, gross	1,567,866	1,555,846
Less accumulated depreciation	(268,046)	(205,629)
Real estate properties, net	$1,299,820	$1,350,217

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Acquisition of Properties

There were no acquisitions of properties during the year ended December 31, 2023. The Company made the following acquisitions of properties during the year ended December 31, 2022:

Location	Date Acquired	Square Feet	Properties	Purchase Price(1)
Atlanta, GA	January 20, 2022	150,000	1	$9,750
Jacksonville, FL	February 7, 2022	85,920	1	12,300
Cincinnati, OH; Columbus, OH; Indianapolis, IN	February 24, 2022	678,745	3	43,250
Memphis, TN	March 11, 2022	2,320,773	16	106,508	(2)
Memphis, TN	March 11, 2022	67,557	1	8,150
Atlanta, GA	March 15, 2022	200,000	1	12,500
St. Louis, MO	April 6, 2022	76,485	1	8,450
Chicago, IL	April 14, 2022	78,743	1	7,300
Cincinnati, OH; Cleveland, OH	May 18, 2022	153,903	2	12,700
Charlotte, NC	May 19, 2022	155,220	1	20,400
Cleveland, OH	July 7, 2022	197,518	1	16,500
Year ended December 31, 2022		4,164,864	29	$257,808

_________________

(1)	Purchase price does not include capitalized acquisition costs.
(2)	The purchase price of $106,508 included the assumption of $56,000 of existing debt secured by the properties and the consolidation of the net book value of investment in joint venture of $5,686. In addition, we consolidated financial assets of approximately $3,533, comprised of cash, cash held in escrow and other assets, and liabilities of approximately $1,955 comprised of accounts payable, accrued expenses and other current liabilities.

The allocation of the aggregate purchase price in accordance with Financial Accounting Standards Board (FASB), ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Year ended December 31, 2022
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$257,808	N/A
Acquisition costs	2,280	N/A
Total	$260,088

Allocation of Purchase Price
Land	$30,887	N/A
Building	186,710	N/A
Site improvements	23,538	N/A
Total real estate properties	241,135

Deferred Lease Intangibles
Tenant relationships	3,429	3.8
Leasing commissions	2,678	4.0
Above market lease	732	4.3
Below market lease	(2,520)	7.4
Lease in place	14,367	3.7
Net deferred lease intangibles	18,686
Assumed debt – market value
(Above)/below assumed market debt value	267	5.8
Totals	$260,088

All acquisitions completed during the year ended December 31, 2022 were considered asset acquisitions under ASC 805.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Sale of Real Estate

During the year ended December 31, 2023, the Company sold a single, 306,000 square foot property located in Chicago, IL for approximately $19,926, and a single, 157,000 square foot property located in Marlton, NJ for approximately $16,750, recognizing a net gain of $22,646.

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

4. Deferred Lease Intangibles, Net

Deferred lease intangible assets, net consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Above market lease	$5,652	$6,077
Lease in place	88,394	95,684
Tenant relationships	25,008	26,175
Leasing commissions	42,437	38,078
Deferred lease intangible assets, gross	161,491	166,014
Less accumulated amortization	(110,017)	(95,296)
Deferred lease intangible assets, net	$51,474	$70,718

Deferred lease intangible liabilities, net consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Below market leases	$19,257	$20,452
Less accumulated amortization	(13,213)	(11,534)
Deferred lease intangible liabilities, net	$6,044	$8,918

Projected amortization of deferred lease intangibles for the next five years and thereafter as of December 31, 2023 is as follows:

Year	Amortization Expense Related to Other Intangible Lease Assets and Liabilities	Net Increase to Rental Revenue Related to Above and Below Market Lease Amortization
2024	$17,203	$(1,153)
2025	$11,362	$(759)
2026	$6,950	$(483)
2027	$5,163	$(441)
2028	$3,648	$(239)
Thereafter	$5,434	$(1,255)

5. Investment in Unconsolidated Joint Venture

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

As of December 31, 2023, undiscounted future minimum fixed rental payments due under non-cancellable operating leases for each of the next five years and thereafter were as follows:

Year	Future Minimum Fixed Rental Payments
2024	$144,031
2025	119,910
2026	89,834
2027	68,189
2028	51,030
Thereafter	87,355
Total minimum fixed rental receipts	$560,349

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

The Company includes accounts receivable and straight-line rent receivables within other assets in the consolidated balance sheets. For the years ended December 31, 2023, 2022 and 2021, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Income from leases	$147,293	$134,252	$102,314
Straight-line rent adjustments	1,944	3,682	3,700
Tenant recoveries	48,302	42,357	32,160
Amortization of above market leases	(636)	(723)	(1,000)
Amortization of below market leases	2,857	3,874	3,096
Total	$199,760	$183,442	$140,270

Tenant recoveries included within rental revenue for the years ended December 31, 2023, 2022 and 2021 are variable in nature.

As a Lessee

Operating Leases

As of December 31, 2023, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 0.4 years to 32.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of December 31, 2023, total operating right of use assets and lease liabilities were approximately $4,829 and $5,789, respectively. The operating lease liability as of December 31, 2023 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.3 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

As of December 31, 2022, we had five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases had remaining lease terms ranging from 1.4 years to 33.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. As of December 31, 2022, total operating right of use assets and lease liabilities were approximately $5,703 and $6,844, respectively. The operating lease liability as of December 31, 2022 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.6 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

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

The following table summarizes the operating lease expense recognized during the years ended December 31, 2023, 2022 and 2021 included in the Company’s consolidated statements of operations.

	Year Ended December 31,
	2023	2022	2021
Operating lease expense included in general and administrative expense attributable to office leases	$772	$838	$806
Operating lease expense included in property expense attributable to ground sublease	32	36	47
Non-cash adjustment due to straight-line rent adjustments	145	109	143
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$949	$983	$996

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets for the operating leases in which we are the lessee:

Year
2024	$1,280
2025	894
2026	803
2027	818
2028	833
Thereafter	2,658
Total minimum operating lease payments	$7,286
Less imputed interest	(1,497)
Total operating lease liability	$5,789

Financing Leases

As of December 31, 2023, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset within real estate properties and the corresponding liability within financing lease liability in the consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 32 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability as of December 31, 2023 represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 32 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the financing lease expense recognized during the years ended December 31, 2023, 2022 and 2021 included in the Company’s consolidated statements of operations.

	Year Ended December 31,
	2023	2022	2021
Depreciation/amortization of financing lease right-of-use assets	$26	$28	$26
Interest expense for financing lease liability	178	176	175
Total financing lease cost	$204	$204	$201

The following table summarizes the maturity analysis of our financing lease:

Year
2024	$155
2025	170
2026	170
2027	170
2028	170
Thereafter	6,195
Total minimum financing lease payments	$7,030
Less imputed interest	(4,759)
Total financing lease liability	$2,271

7. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of December 31, 2023 and 2022.

	Outstanding Balance at		Interest rate at
Debt	December 31, 2023	December 31, 2022	December 31, 2023	Maturity Date
Secured debt:
AIG Loan	$—	$111,758	4.08%	November 1, 2023
Ohio National Life Mortgage	18,409	19,045	4.14%	August 1, 2024
Allianz Loan	61,260	62,388	4.07%	April 10, 2026
Nationwide Loan	14,948	15,000	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	54,956	56,000	3.15%	January 1, 2028
Midland National Life Insurance Mortgage	10,665	10,820	3.50%	March 10, 2028
Minnesota Life Loan	19,569	20,019	3.78%	May 1, 2028
Transamerica Loan	59,357	67,398	4.35%	August 1, 2028
Total secured debt	$267,964	$391,228
Unamortized debt issuance costs, net	(1,174)	(1,985)
Unamortized premium/(discount), net	97	288
Total secured debt, net	$266,887	$389,531

Unsecured debt:
$100m KeyBank Term Loan	100,000	100,000	3.10%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	200,000	3.13%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	150,000	4.50%(1)(2)	May 2, 2027
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(2,010)	(2,655)
Total unsecured debt, net	$447,990	$447,345

Borrowings under line of credit:
KeyBank unsecured line of credit	155,400	77,500	6.62%(1)(3)	August 11, 2025
Total borrowings under line of credit	$155,400	$77,500

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

_______________

(1)	For the month of December 2023, the one-month term SOFR for our unsecured debt was 5.345% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 5.350%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of December 31, 2023, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, 1.527% respectively.
(3)	As of December 31, 2023, $100m of the outstanding borrowings under the KeyBank unsecured line of credit was swapped to a fixed USD-SOFR rate at a weighted average of 4.754%.

2023 Debt Activity

On November 1, 2023, the Company repaid in full, the outstanding principal and interest balance of approximately $110,019 on the AIG Loan using proceeds from the KeyBank unsecured line of credit.

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

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of December 31, 2023.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Indebtedness	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$267,964	$254,114	$391,228	$372,682
Unsecured debt	450,000	455,229	450,000	450,000
Borrowings under line of credit, net	155,400	155,599	77,500	77,500
Total	873,364	$864,942	$918,728	$900,182
Unamortized debt issuance cost, net	(3,184)		(4,640)
Unamortized premium/(discount), net	97		288
Total carrying value	$870,277		$914,376

Future Principal Payments of Debt

Principal payments on the Company’s long-term debt due in each of the next five years and thereafter as of December 31, 2023 are as follows:

Year	Amount
2024	$23,041
2025	160,210
2026	162,582
2027	367,486
2028	160,045
Thereafter	—
Total aggregate principal payments	$873,364

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

The following table sets forth a summary of our interest rate swaps as of December 31, 2023 and 2022.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Capital One, N.A.	July 13, 2022	July 1, 2022	Feb. 11, 2027	1.527%(3)	$200,000	$200,000	$12,539	$17,062
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	Aug. 8, 2026	1.504%(3)	$100,000	$100,000	$5,692	$7,932
JPMorgan Chase Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$1,723	$2,565
Wells Fargo Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$861	$1,283
Capital One, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$852	$1,273
Wells Fargo Bank, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.750%	$50,000	—	$(577)	$—
JPMorgan Chase Bank, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	—	$(292)	$—
Capital One, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	—	$(292)	$—

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

_______________

(1)	Represents the notional value of interest rate swaps effective as of December 31, 2023.
(2)	As of December 31, 2023, the fair value of five of the interest rate swaps were in an asset position of approximately $21.7 million and the remaining three interest rate swaps were in a liability position of approximately $1.2 million. As of December 31, 2022, all interest rate swaps were in an asset position.
(3)	On July 13, 2022, the Company entered into amendments to the $200,000 and $100,000 notional interest rate swap agreements with Capital One, N.A. and JPMorgan Chase Bank, N.A., respectively. The amendments transitioned the previous USD-LIBOR floating rates to USD-SOFR CME Term floating rates and were effective as of July 1, 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $15,368 will be reclassified as a decrease to interest expense.

The following table sets forth the impact of our interest rate swaps on our consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2023	2022	2021
Amount of unrealized gain (loss) recognized in AOCI on derivatives	$(9,609)	$30,115	$—
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$13,959	$3,643	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of December 31, 2023 and 2022.

		Fair Value Measurements as of December 31, 2023
Balance Sheet Line Item	Fair Value as of December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$21,667	$—	$21,667	$—
Interest rate swaps - Liability	$1,161	$—	$1,161	$—

		Fair Value Measurements as of December 31, 2022
Balance Sheet Line Item	Fair Value as of December 31, 2022	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$30,115	$—	$30,115	$—
Interest rate swaps - Liability	$—	$—	$—	$—

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

As of December 31, 2023, the fair value of three of the eight interest rate swaps were in a net liability position. As of December 31, 2023, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value.

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

For the year ended December 31, 2023, the Company issued 2,200,600 shares of its common stock under the 2023 $200 Million ATM Program for aggregate net proceeds of approximately $49,465. The Company has approximately $149,292 available for issuance under the 2023 $200 Million ATM Program. No shares were issued under the 2021 $200 Million ATM Program for the year ended December 31, 2023.

Common Stock Warrants

On March 23, 2022, the common stock warrants were exercised in full and converted on a cashless basis, resulting in 139,940 shares of common stock transferred to the holder of the warrants at a fair value of $3,757. Prior to the full exercise of the common stock warrants, the Company had warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share. The warrants were accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheet as they contained provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants was re-measured at each financial reporting period with any changes in fair value recognized as an appreciation/depreciation of warrants in the accompanying consolidated statements of operations. The warrants were not included in the computation of diluted net loss per share as they were anti-dilutive during the years ended December 31, 2022 and 2021. No warrants remained outstanding as of December 31, 2023.

A roll-forward of the warrants is as follows:

Balance at January 1, 2021	$396
Appreciation/(depreciation)	5,121
Balance at December 31, 2021	5,517
Appreciation/(depreciation)	(1,760)
Balance at March 23, 2022 (exercise date)	3,757
Conversion of common stock warrants	(3,757)
Balance at December 31, 2022 and 2023	$—

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the years ended December 31, 2023 and 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.2250	$9,682
Second quarter	0.2250	9,709
Third quarter	0.2250	10,193
Fourth quarter	0.2250	10,193
Total	$0.9000	$39,777

2022
First quarter	$0.2200	$8,137
Second quarter	0.2200	8,829
Third quarter	0.2200	9,426
Fourth quarter	0.2200	9,426
Total	$0.8800	$35,818

Characterization of Common Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s common stock for the year ended December 31, 2023.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Capital Gain Distribution	Return of Capital
12/15/2022	12/30/2022	1/31/2023	$0.2200	$0.148204	$0.071796	$—
2/22/2023	3/31/2023	4/28/2023	$0.2250	$0.151573	$0.073427	$—
6/15/2023	6/30/2023	7/31/2023	$0.2250	$0.151573	$0.073427	$—
9/15/2023	9/29/2023	10/31/2023	$0.2250	$0.151573	$0.073427	$—
12/15/2023	12/29/2023	1/31/2024	$0.2250	$0.151573	$0.073427	$—

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

On September 6, 2023 (“Redemption Date”), the Series A Preferred Stock was redeemed in cash at a redemption price equal to $25.00 per share, and a dividend in the amount of $0.34647 per share of Series A Preferred Stock was paid in cash to holders of record at the close of business on August 25, 2023. As of the Redemption Date and through December 31, 2023, the shares of Series A Preferred Stock were no longer outstanding. The Company repurchased and retired 1,730 shares of Series A Preferred Stock prior to the Redemption Date during the year ended December 31, 2023 and 68,038 shares of Series A Preferred Stock during the year ended December 31, 2022. The relevant features of the Series A Preferred Stock were as follows:

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the affairs of the Company, the holders of shares of the Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders as set forth below, before any payment shall be made to the holders of Common Stock, an amount per share equal to $25.00 per share, plus any accrued and unpaid dividends.

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

Voting Rights

Holders of shares of the Series A Preferred Stock generally do not have any voting rights, except in the event dividends are in arrears for six or more quarterly periods (whether or not consecutive), the number of directors of the Company’s board of directors will automatically be increased by two and holders of shares of Series A Preferred Stock, voting together as a single class with any other then-outstanding class or series of capital stock ranking on parity with the Series A Preferred Stock upon which like voting rights have been conferred and are exercisable, or collectively, any Voting Preferred Stock and the holders of Series A Preferred Stock will be entitled to vote for the election of two additional directors to serve on our board of directors, until all unpaid dividends for past dividend periods shall have been paid in full.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series A Preferred Stock distributions that were declared or paid during the years ended December 31, 2023 and 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.468750	$916
Second quarter	0.468750	916
Third quarter	0.346470	677
Fourth quarter	—	—
Total	$1.283970	$2,509

2022
First quarter	$0.468750	$949
Second quarter	0.468750	945
Third quarter	0.468750	930
Fourth quarter	0.468750	917
Total	$1.875000	$3,741

Characterization of Series A Preferred Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s Series A Preferred Stock for the year ended December 31, 2023.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Capital Gain Distribution	Return of Capital
12/1/2022	12/15/2022	1/3/2023	$0.468750	$0.315776	$0.152974	$—
3/1/2023	3/15/2023	3/31/2023	$0.468750	$0.315776	$0.152974	$—
6/1/2023	6/15/2023	6/30/2023	$0.468750	$0.315776	$0.152974	$—
8/2/2023	8/25/2023	9/6/2023	$0.346470	$0.233402	$0.113068	$—

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

The Company had no outstanding Series B Convertible Redeemable Preferred Stock as of December 31, 2023 and 2022.

The relevant features of the Series B Preferred Stock were as follows:

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Liquidation Preference

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and ranks on a parity with the shares of the Company’s Series A Preferred Stock, in each case, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The shares of Series B Preferred Stock have a Liquidation Preference, (Series B Liquidation Preference) which is defined as an amount per share equal to the greater of (a) an amount necessary for the Investor to receive a 12.0% annual internal rate of return on the issue price of $17.00, taking into account dividends paid from December 14, 2018 until (i) the date of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (ii) the Conversion Date, or (iii) the Redemption Date, as the case may be, and (b) $21.89 (subject to adjustment), plus accrued and unpaid dividends through and including (x) the date of such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (y) the Conversion Date, or (z) the Redemption Date, as the case may be. For the years ended December 31, 2022 and 2021, accretion recorded in relation to the 12% annual internal rate of return and offering costs was $4,621 and $7,228, respectively.

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

The following table sets forth the Series B Preferred Stock dividends that were declared during the year ended December 31, 2022.

	Cash Dividends Declared per Share	Aggregate Amount
2022
First quarter	$0.170000	$750
Second quarter	0.170000	375
Third quarter	—	—
Fourth quarter	—	—
Total	$0.340000	$1,125

No Series B Preferred Stock were outstanding during the year ended December 31, 2023, as such no dividends were declared for the year ended December 31, 2023.

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

No OP Units were redeemed during the year ended December 31, 2023 and 2022. During the year ended December 31, 2021, 116,333 OP Units were redeemed for 116,333 shares of our common stock.

The Company adjusted the carrying value of non-controlling interest to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying consolidated statements of changes in preferred stock and equity. 490,299 OP Units were outstanding as of December 31, 2023, 2022 and 2021.

The following table sets forth the OP Unit distributions that were declared during the years ended December 31, 2023 and 2022.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2023
First quarter	$0.2250	$110
Second quarter	0.2250	110
Third quarter	0.2250	110
Fourth quarter	0.2250	110
Total	$0.9000	$440

2022
First quarter	$0.2200	$108
Second quarter	0.2200	108
Third quarter	0.2200	108
Fourth quarter	0.2200	108
Total	$0.8800	$432

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The proportionate share of the gain (loss) attributed to the OP Units was $147 and ($210) for the years ended December 31, 2023 and 2022, respectively.

12. Incentive Award Plan

Restricted Stock

In June 2023 the Company’s stockholders approved the Third Amended and Restated 2014 Incentive Award Plan, or Plan, under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The aggregate number of shares of the Company’s common stock and/or LTIP units of partnership interest in the Company’s Operating Partnership, or LTIP units that are available for issuance under awards granted pursuant to the Plan is 1,375,000 shares/LTIP units. Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. However, the following shares/LTIP units may not be used again for grant under the Plan: (1) shares/LTIP units tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right, or SAR, that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options.

The Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, Performance Stock Units (“PSUs”), other incentive awards, LTIP units, SARs, and cash awards. As of December 31, 2023, the Company has only issued restricted stock and performance stock units under the Plan. In addition, the Company will grant its Independent Board of Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Independent Board of Directors vest equally over a three-year period. Annual grants given to the Company’s Independent Board of Directors vest the earlier of one year from the date of grant, or the next annual shareholder meeting. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period.

The following table is a summary of the total restricted shares granted for the years ended December 31, 2023, 2022 and 2021:

Shares
Unvested restricted stock at January 1, 2021	190,225
Granted	126,434
Forfeited	(1,000)
Vested	(88,303)
Unvested restricted stock at December 31, 2021	227,356
Granted	141,000
Forfeited	(8,750)
Vested	(79,532)
Unvested restricted stock at December 31, 2022	280,074
Granted	200,095
Forfeited	—
Vested	(109,326)
Unvested restricted stock at December 31, 2023	370,843

The Company recorded equity-based compensation expense related to the RSUs in the amount of $2,636, $2,603 and $1,559 for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock was $5,442, $3,758 and $2,828 for the years ended December 31, 2023, 2022 and 2021, respectively, and is expected to be recognized over a weighted average period of approximately 2.7 years, 2.7 years and 2.8 years, respectively. The fair value of the 200,095 restricted shares granted during the year ended December 31, 2023 was approximately $4,320 with a weighted average fair value of $21.59 per share. The fair value of the 141,000 restricted shares granted during the year ended December 31, 2022 was approximately $3,714 with a weighted average fair value of $26.34 per share. The fair value of the 126,434 restricted shares granted during the year ended December 31, 2021 was approximately $1,998 with a weighted average fair value of $15.80 per share.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Performance Stock Units

On June 15, 2023, the compensation committee of the board of directors approved, and the Company granted, 51,410 PSUs under the 2014 Incentive Award Plan to certain executive officers and key employees of the Company. The PSUs are subject to performance-based criteria including the Company’s total shareholder return (65%) and total shareholder return compared to the MSCI US REIT Index (35%) over a three-year performance period. Upon conclusion of the performance period, the final number of PSUs vested will range between zero to a maximum of 102,820 PSUs. All vested performance stock units will convert into shares of common stock on a 1-to-1 basis. Compensation expense is charged to earnings ratably from the grant date through to the end of the performance period.

The fair value of the PSUs of $1,550 was determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation applying Level 3 inputs as described in Note 2. The significant inputs into the model were: grant date of June 15, 2023, volatility of 29.0%, an expected annual dividend of 4.2%, and an annual risk-free interest rate of 4.2%.

The following table summarizes activity related to the Company’s unvested PSUs during the year ended December 31, 2023. No PSUs were granted for the years ended December 31, 2022 and 2021.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	—	$—
Granted	51,410	$30.15
Vested	—	$—
Forfeited	—	$—
Balance at December 31, 2023	51,410	$30.15

The Company recorded equity-based compensation expense related to the PSUs in the amount of $330, $0, and $0 for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at December 31, 2023 was approximately $1,220 and is expected to be recognized over a weighted average period of approximately 2.0 years.

13. Earnings per Share

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Year ended December 31,
	2023	2022	2021
Numerator
Net income (loss)	$13,807	$(17,096)	$(15,267)
Less: Net income (loss) attributable to non-controlling interest	147	(210)	(259)
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	13,660	(16,886)	(15,008)
Less: Preferred Stock dividends	2,509	4,866	6,608
Less: Series B Preferred Stock accretion to redemption value	—	4,621	7,228
Less: Loss on extinguishment/redemption of Series A Preferred Stock	2,023	99	—
Less: Amount allocated to participating securities	337	256	201
Net income (loss) attributable to common stockholders	$8,791	$(26,728)	$(29,045)
Denominator
Weighted-average common shares outstanding — basic	43,554,504	39,779,128	30,910,581
Effect of dilutive securities
Add: Stock-based compensation(1)	77,189	—	—
Weighted-average common shares outstanding — diluted	43,631,693	39,779,128	30,910,581
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.20	$(0.67)	$(0.94)
Net income (loss) per share attributable to common stockholders — diluted	$0.20	$(0.67)	$(0.94)

(1)	During the year ended December 31, 2023, there were approximately 69,903 unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share as including these shares would be anti-dilutive. During the years ended December 31, 2022 and 2021, all unvested restricted shares of common stock were deemed to be anti-dilutive due to the net loss attributable to common stockholders.

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

In periods where there is a net loss attributable to common shareholders, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities for the year ended December 31, 2023 include the 370,843 shares of restricted common stock and 67,967 PSUs. The restricted common shares and PSUs have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2022 and 2021 as the effect of including them would reduce the net loss per share.

14. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, Chief Financial Officer, and Executive Vice President Asset Management. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $300 to $600 annually with discretionary cash and stock performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

Contingent Liability

Under the terms of the Plymouth MIR JV II LLC agreement executed July 6, 2023, the majority partner has the right to require us to purchase its 98% interest in the 297,583 square foot property located in Atlanta, GA at the greater of the property’s then-current fair market value, or, 150% of aggregate capital contributions made by the majority partner. Such right can be executed by the majority partner no sooner than June 1, 2025, and no later than August 29, 2025. As of December 31, 2023, the projected fair market value of the property at the date the put option is exercisable is expected to exceed the 150% of the aggregate capital contributions made by the majority partner, and as such, there is no contingent liability to recognize.

15. Retirement Plan

The Company in December 2014 established an individual SEP IRA retirement account plan for all employees. The Company has accrued a contribution for 2023 in the amount of $403 and an amount of $626 for 2022, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets at December 31, 2023 and 2022, respectively. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund them in future years.

16. Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and concluded that were no subsequent events requiring adjustment or disclosure to the consolidated financial statements.

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2023 ($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Atlanta, GA	32 Dart Road		$256	$4,454	$2,348	$256	$6,802	$7,058	$2,581	2014	1988/2014	18
Atlanta, GA	11236 Harland Drive	(1)	271	909	10	271	919	1,190	365	2017	1988	20
Atlanta, GA	1665 Dogwood Drive	(1)	494	6,027	31	494	6,058	6,552	1,986	2017	1973	20
Atlanta, GA	1715 Dogwood Drive	(1)	270	2,879	132	270	3,011	3,281	885	2017	1973	22
Atlanta, GA	611 Highway 74 S.		3,283	13,560	702	3,283	14,262	17,545	3,812	2019	1979-2013	25
Atlanta, GA	40 Pinyon Road		794	2,669	35	794	2,704	3,498	535	2020	1997	28
Atlanta, GA	665 Highway 74 South		1,237	6,952	119	1,237	7,071	8,308	1,033	2020	1989	36
Atlanta, GA	6739 New Calhoun Highway NE		2,876	7,599	17	2,876	7,616	10,492	2,235	2020	1981-2022/1996 & 2017	20
Atlanta, GA	6777-6785 New Calhoun Highway NE		-	26,814	518	-	27,332	27,332	436	2023	2022	40
Atlanta, GA	1099 Dodds Avenue		975	8,481	138	975	8,619	9,594	663	2022	2005	32
Atlanta, GA	1413 Lovers Lane		669	12,446	-	669	12,446	13,115	946	2022	1999	25
Boston, MA	54-56 Milliken Road		1,418	7,482	10,376	1,418	17,858	19,276	4,427	2014	1966-2022/1995, 2005, 2013, 2022	40/20
Charlotte, NC	1570 East P St. Extension		5,878	13,121	-	5,878	13,121	18,999	898	2022	2005	30
Chicago, IL	11351 W. 183rd Street		361	1,685	38	361	1,723	2,084	686	2014	2000	34
Chicago, IL	1355 Holmes Road		1,012	2,789	176	1,012	2,965	3,977	1,755	2014	1976/1998	16
Chicago, IL	1875 Holmes Road		1,597	5,199	1,894	1,597	7,093	8,690	3,342	2014	1989	16
Chicago, IL	189 Seegers Road		470	1,369	51	470	1,420	1,890	625	2014	1972	21
Chicago, IL	2401 Commerce Drive		486	4,597	1,076	486	5,673	6,159	2,169	2014	1994/2009	28
Chicago, IL	3940 Stern Avenue		1,156	5,139	1,245	1,156	6,384	7,540	3,546	2014	1987	16
Chicago, IL	11601 Central Avenue	(1)	3,479	6,545	709	3,479	7,254	10,733	2,417	2017	1970	21
Chicago, IL	13040 South Pulaski Avenue	(1)	3,520	11,115	268	3,520	11,383	14,903	5,091	2017	1976	16
Chicago, IL	13970 West Laurel Drive	(1)	1,447	1,377	373	1,447	1,750	3,197	735	2017	1990	14
Chicago, IL	1455-1645 Greenleaf Avenue	(1)	1,926	5,137	1,478	1,926	6,615	8,541	1,906	2017	1968	21
Chicago, IL	1750 South Lincoln Drive	(1)	489	9,270	894	489	10,164	10,653	3,040	2017	2001	24
Chicago, IL	1796 Sherwin Avenue	(1)	1,542	3,598	172	1,542	3,770	5,312	1,391	2017	1964	19
Chicago, IL	28160 North Keith Drive	(1)	1,614	1,643	282	1,614	1,925	3,539	739	2017	1989	16
Chicago, IL	3841-3865 Swanson Court	(1)	1,640	2,247	283	1,640	2,530	4,170	915	2017	1978	17
Chicago, IL	5110 South 6th Street	(1)	689	1,014	155	689	1,169	1,858	514	2017	1972	16
Chicago, IL	6000 West 73rd Street	(1)	1,891	3,403	-	1,891	3,403	5,294	1,341	2017	1974	17
Chicago, IL	6558 West 73rd Street	(1)	3,444	2,325	1,070	3,444	3,395	6,839	1,137	2017	1975	16
Chicago, IL	6751 Sayre Avenue	(1)	2,891	5,743	-	2,891	5,743	8,634	1,886	2017	1973	22
Chicago, IL	7200 Mason Ave	(1)	2,519	5,482	1	2,519	5,483	8,002	2,022	2017	1974	18
Chicago, IL	4491 N Mayflower Road		289	2,422	153	289	2,575	2,864	793	2017	2000	27
Chicago, IL	4955 Ameritech Drive		856	7,251	447	856	7,698	8,554	2,387	2017	2004	27
Chicago, IL	5855 West Carbonmill Road		743	6,269	166	743	6,435	7,178	1,944	2017	2002	27
Chicago, IL	5861 W Cleveland Road		234	1,966	124	234	2,090	2,324	627	2017	1994	27
Chicago, IL	West Brick Road		381	3,209	202	381	3,411	3,792	1,024	2017	1998	27
Chicago, IL	1600 Fleetwood Drive	(1)	2,699	9,530	83	2,699	9,613	12,312	2,626	2018	1968/2016	23
Chicago, IL	3 West College Drive	(1)	728	1,531	136	728	1,667	2,395	417	2018	1978/2016	26
Chicago, IL	11746 Austin Ave		1,062	4,420	102	1,062	4,522	5,584	976	2019	1970	25
Chicago, IL	144 Tower Drive		866	4,174	113	866	4,287	5,153	840	2019	1971/1988 & 2015	29
Chicago, IL	16801 Exchange Ave		1,905	9,454	178	1,905	9,632	11,537	2,213	2019	1987	24
Chicago, IL	350 Armory Drive		442	835	136	442	971	1,413	309	2019	1972	21
Chicago, IL	4915 West 122nd Street		848	3,632	203	848	3,835	4,683	785	2019	1972	26
Chicago, IL	7207 Mason Avenue		887	2,608	15	887	2,623	3,510	746	2019	1970	20
Chicago, IL	7420 Meade Ave		586	367	590	586	957	1,543	207	2019	1970	20

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Chicago, IL	1717 West Harvester Road		3,843	12,848	5	3,843	12,853	16,696	4,332	2020	1970	15
Chicago, IL	1301 Ridgeview Drive		1,231	12,623	140	1,231	12,763	13,994	1,491	2021	1995/2020	25
Chicago, IL	1900 S. Batavia	(1)	7,337	20,387	23	7,337	20,410	27,747	2,805	2021	1958/1989 & 2010	21
Chicago, IL	6035 West Gross Point Road		2,706	4,351	94	2,706	4,445	7,151	960	2021	1956/1985	15
Chicago, IL	800 Church Street		2,019	6,197	24	2,019	6,221	8,240	762	2021	1974/2020	22
Chicago, IL	2600 Commerce Drive		1,028	5,597	-	1,028	5,597	6,625	373	2022	2001	30
Cincinnati, OH	4115 Thunderbird Lane		275	2,093	192	275	2,285	2,560	1,106	2014	1991	22
Cincinnati, OH	7585 Empire Drive		644	2,658	690	644	3,348	3,992	2,284	2014	1973	11
Cincinnati, OH	Mosteller Distribution Center		1,501	9,424	114	1,501	9,538	11,039	6,339	2014	1959	14
Cincinnati, OH	Fisher Industrial Park		4,147	18,147	22,555	4,147	40,702	44,849	6,681	2018	1946, 2023	20/40
Cincinnati, OH	2700-2758 E. Kemper Road	(1)	847	5,196	344	847	5,540	6,387	1,081	2019	1990	35
Cincinnati, OH	2800-2888 E. Kemper Road	(1)	752	5,448	498	752	5,946	6,698	1,114	2019	1989	35
Cincinnati, OH	4514-4548 Cornell Road	(1)	998	7,281	731	998	8,012	9,010	1,646	2019	1976	28
Cincinnati, OH	6900-6918 Fairfield Business Drive	(1)	244	2,020	355	244	2,375	2,619	318	2019	1990	38
Cincinnati, OH	3741 Port Union Road		418	3,381	-	418	3,381	3,799	231	2022	1995/2001	30
Cincinnati, OH	4225-4331 Dues Drive		2,260	16,300	463	2,260	16,763	19,023	1,882	2022	1972	18
Cleveland, OH	1755 Enterprise Parkway		1,411	12,281	1,761	1,411	14,042	15,453	5,659	2014	1978/2005	27
Cleveland, OH	30339 Diamond Parkway		2,815	22,792	414	2,815	23,206	26,021	4,478	2018	2007	34
Cleveland, OH	14801 Country Rd 212		985	13,062	1	985	13,063	14,048	2,673	2019	1998	25
Cleveland, OH	1200 Chester Industrial Parkway North		1,213	6,602	107	1,213	6,709	7,922	1,237	2020	2007/2009	27
Cleveland, OH	1200 Chester Industrial Parkway South		562	2,689	160	562	2,849	3,411	603	2020	1991	23
Cleveland, OH	1350 Moore Road		809	2,860	242	809	3,102	3,911	764	2020	1997	20
Cleveland, OH	1366 Commerce Drive		1,069	4,363	(220)	847	4,365	5,212	1,218	2020	1960	13
Cleveland, OH	2100 International Parkway		-	14,818	233	-	15,051	15,051	1,795	2020	2000	31
Cleveland, OH	2210 International Parkway		-	15,033	5	-	15,038	15,038	1,825	2020	2001	27
Cleveland, OH	Gilchrist Road I		1,775	6,541	215	1,775	6,756	8,531	1,524	2020	1961-1978	17
Cleveland, OH	Gilchrist Road II		2,671	14,959	172	2,671	15,131	17,802	3,273	2020	1994-1998	22
Cleveland, OH	Gilchrist Road III		977	12,416	160	977	12,576	13,553	1,955	2020	1994/1998	22
Cleveland, OH	4211 Shuffel Street NW		1,086	12,287	3	1,086	12,290	13,376	2,361	2020	1994	21
Cleveland, OH	31000 Viking Parkway		1,458	5,494	331	1,458	5,825	7,283	736	2021	1998	29
Cleveland, OH	1120 West 130th St		1,058	7,205	-	1,058	7,205	8,263	476	2022	2000	28
Cleveland, OH	22209 Rockside Road		2,198	13,265	499	2,198	13,764	15,962	981	2022	2008	31
Columbus, OH	3100 Creekside Parkway		1,203	9,603	555	1,203	10,158	11,361	3,858	2014	2000	27
Columbus, OH	3500 Southwest Boulevard		1,488	16,730	1,387	1,488	18,117	19,605	7,961	2014	1992/2018	22
Columbus, OH	7001 American Pkwy		331	1,416	28	331	1,444	1,775	834	2014	1986/2007 & 2012	20
Columbus, OH	8273 Green Meadows Dr.		341	2,266	1,048	341	3,314	3,655	1,268	2014	1996/2007	27
Columbus, OH	8288 Green Meadows Dr.		1,107	8,413	582	1,107	8,995	10,102	5,154	2014	1988	17
Columbus, OH	2120 - 2138 New World Drive	(1)	400	3,007	112	400	3,119	3,519	1,382	2017	1971	18
Columbus, OH	459 Orange Point Drive	(1)	1,256	6,793	465	1,256	7,258	8,514	1,070	2019	2001	40
Columbus, OH	7719 Graphics Way	(1)	1,297	2,743	142	1,297	2,885	4,182	536	2019	2000	40
Columbus, OH	100 Paragon Parkway		582	9,130	1	582	9,131	9,713	2,529	2020	1995	17
Columbus, OH	1650-1654 Williams Road		1,581	23,818	-	1,581	23,818	25,399	3,809	2021	1973/1974 & 1975	20
Columbus, OH	1520-1530 Experiment Farm Road		576	7,164	20	576	7,184	7,760	728	2021	1997	25
Columbus, OH	2180 Corporate Drive		586	8,311	22	586	8,333	8,919	834	2021	1996	27
Columbus, OH	2800 Howard Street		1,306	20,266	-	1,306	20,266	21,572	1,562	2021	2016	31
Columbus, OH	952 Dorset Road		242	3,492	-	242	3,492	3,734	351	2021	1988	25
Columbus, OH	2626 Port Road		1,149	8,212	-	1,149	8,212	9,361	696	2022	1994	26
Indianapolis, IN	3035 North Shadeland Ave	(1)	1,966	11,740	1,713	1,966	13,453	15,419	5,402	2017	1962/2001 & 2004	17
Indianapolis, IN	3169 North Shadeland Ave	(1)	148	884	(30)	148	854	1,002	430	2017	1979/1993	17
Indianapolis, IN	2900 N. Shadeland Avenue		4,632	14,572	1,124	4,632	15,696	20,328	5,760	2019	1957/1992	15

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Indianapolis, IN	4430 Sam Jones Expressway		2,644	12,570	536	2,644	13,106	15,750	3,123	2019	1970	22
Indianapolis, IN	6555 East 30th Street		1,881	6,636	594	1,881	7,230	9,111	2,350	2019	1969/1997	17
Indianapolis, IN	6575 East 30th Street		566	1,408	6	566	1,414	1,980	443	2019	1998	19
Indianapolis, IN	6585 East 30th Street		669	2,216	348	669	2,564	3,233	729	2019	1998	19
Indianapolis, IN	6635 East 30th Street		535	2,567	215	535	2,782	3,317	690	2019	1998	19
Indianapolis, IN	6701 East 30th Street		334	428	2	334	430	764	233	2019	1990	17
Indianapolis, IN	6737 East 30th Street		609	1,858	29	609	1,887	2,496	614	2019	1995	17
Indianapolis, IN	6751 East 30th Street		709	2,083	77	709	2,160	2,869	651	2019	1997	18
Indianapolis, IN	6951 East 30th Street		424	1,323	68	424	1,391	1,815	428	2019	1995	21
Indianapolis, IN	7901 W. 21st Street		1,870	8,844	1,847	1,870	10,691	12,561	2,370	2019	1985/1994	20
Indianapolis, IN	3333 N. Franklin Road		1,363	6,525	37	1,363	6,562	7,925	2,039	2020	1967	15
Indianapolis, IN	3701 David Howarth Drive		938	21,471	57	938	21,528	22,466	1,576	2021	2008/2019	35
Indianapolis, IN	7750 Georgetown Road		1,943	5,605	-	1,943	5,605	7,548	525	2021	2006	32
Indianapolis, IN	3525 South Arlington Avenue		2,569	10,764	10	2,569	10,774	13,343	1,024	2022	1990	23
Jacksonville, FL	Center Point Business Park	(1)	9,848	26,411	806	9,848	27,217	37,065	5,428	2018	1990-1997	35
Jacksonville, FL	Liberty Business Park	(1)	9,347	26,978	7,849	9,347	34,827	44,174	5,567	2018	1996-1999, 2023	38/40
Jacksonville, FL	Salisbury Business Park	(1)	4,354	9,049	6,677	4,354	15,726	20,080	2,079	2018	2001-2012, 2023	32/40
Jacksonville, FL	265, 338, 430 Industrial Boulevard		2,562	15,116	411	2,562	15,527	18,089	3,576	2020	1988-1996/1999 & 2001	18
Jacksonville, FL	8451 Western Way		4,240	13,983	97	4,240	14,080	18,320	1,877	2020	1968/1975 & 1987	32
Jacksonville, FL	8000-8001 Belfort Parkway		1,836	9,460	81	1,836	9,541	11,377	625	2022	1999	40
Kansas City, MO	5450 Deramus Avenue		1,483	6,609	965	1,483	7,574	9,057	1,318	2021	1976/1986 & 1994	20
Memphis, TN	210 American Dr.		928	10,442	668	928	11,110	12,038	7,803	2014	1967/1981 & 2012	13
Memphis, TN	6005, 6045 & 6075 Shelby Dr.		488	4,919	1,907	488	6,826	7,314	3,302	2014	1989	19
Memphis, TN	3635 Knight Road	(1)	422	2,820	142	422	2,962	3,384	1,157	2017	1986	18
Memphis, TN	Airport Business Park		1,511	4,352	2,797	1,511	7,149	8,660	2,877	2017	1985-1989	26
Memphis, TN	4540-4600 Pleasant Hill Road		1,375	18,854	(161)	1,207	18,861	20,068	2,459	2019	1991/2005	37
Memphis, TN	1700-1710 Dunn Avenue		916	5,018	1,602	916	6,620	7,536	1,429	2021	1957-1959/1963 & 1973	13
Memphis, TN	2950 Brother Boulevard		1,089	7,515	253	1,089	7,768	8,857	1,394	2021	1987/2019	17
Memphis, TN	6290 Shelby View Drive		163	4,631	-	163	4,631	4,794	371	2021	1999/2003	36
Memphis, TN	10455 Marina Drive	(1)	613	6,154	988	613	7,142	7,755	805	2022	1986	20
Memphis, TN	10682 Ridgewood Road	(1)	261	3,513	225	261	3,738	3,999	355	2022	1985	23
Memphis, TN	1814 S Third Street	(1)	469	2,510	-	469	2,510	2,979	470	2022	1966	14
Memphis, TN	3650 Distriplex Drive	(1)	704	12,847	-	704	12,847	13,551	1,160	2022	1997	24
Memphis, TN	3670 South Perkins Road	(1)	215	2,242	-	215	2,242	2,457	268	2022	1974	18
Memphis, TN	3980 Premier Avenue	(1)	354	3,835	-	354	3,835	4,189	498	2022	1964	17
Memphis, TN	5846 Distribution Drive	(1)	164	2,092	226	164	2,318	2,482	208	2022	1984	30
Memphis, TN	7560 Priority Lane	(1)	159	1,561	-	159	1,561	1,720	185	2022	1988	21
Memphis, TN	8970 Deerfield Drive	(1)	241	2,256	340	241	2,596	2,837	300	2022	1977	22
Memphis, TN	Collins Industrial Memphis	(1)	950	12,889	1,266	950	14,155	15,105	1,316	2022	1989-2001	16-32
Memphis, TN	Outland Center Memphis I	(1)	678	9,227	600	678	9,827	10,505	963	2022	1988	21-25
Memphis, TN	Outland Center Memphis II	(1)	892	7,424	759	892	8,183	9,075	1,063	2022	1989	15-22
Memphis, TN	Outland/Burbank Industrial	(1)	924	12,805	875	924	13,680	14,604	1,343	2022	1969-1996	20-23
Memphis, TN	Place Industrial Memphis	(1)	342	3,529	411	342	3,940	4,282	496	2022	1980-1988	20-25
Memphis, TN	Shelby Distribution II	(1)	312	4,564	212	312	4,776	5,088	415	2022	1998	25-27
Memphis, TN	Willow Lake Industrial	(1)	231	2,861	17	231	2,878	3,109	300	2022	1989	23
Memphis, TN	AE Beaty Drive/Appling Road		850	6,589	-	850	6,589	7,439	375	2022	2006	45
St. Louis, MO	2635-2645 Metro Boulevard		656	2,576	16	656	2,592	3,248	444	2019	1979	30
St. Louis, MO	5531 - 5555 Phantom Drive		1,133	3,976	22	1,133	3,998	5,131	916	2019	1971	22
St. Louis, MO	Grissom Drive		656	2,780	-	656	2,780	3,436	588	2020	1970	19
St. Louis, MO	St. Louis Commerce Center	(1)	3,927	20,995	406	3,927	21,401	25,328	2,659	2020	1999-2001	33
St. Louis, MO	11646 Lakeside Crossing		1,282	9,293	6	1,282	9,299	10,581	680	2021	2005	35

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
St. Louis, MO	160-275 Corporate Woods Place		2,183	5,956	187	2,183	6,143	8,326	1,019	2021	1990	19
St. Louis, MO	3919 Lakeview Corporate Drive		4,265	46,225	247	4,265	46,472	50,737	3,220	2021	2019	37
St. Louis, MO	3051 Gateway	(1)	3,148	29,791	-	3,148	29,791	32,939	2,173	2021	2016	36
St. Louis, MO	349 Gateway	(1)	3,255	36,451	-	3,255	36,451	39,706	3,561	2021	2016	36
St. Louis, MO	4848 Park 370 Boulevard		1,041	6,127	13	1,041	6,140	7,181	527	2021	2006	32
St. Louis, MO	9150 Latty Ave		1,674	5,076	80	1,674	5,156	6,830	828	2021	1965/2018	22
St. Louis, MO	1901-1939 Belt Way Drive		2,492	5,109	164	2,492	5,273	7,765	488	2022	1986	26
Total Real Estate Owned			$225,335	$1,231,624	$99,699	$224,945	$1,331,713	$1,556,658	$266,760

__________________

Note	(1)	These properties secure the $266,887 Secured Debt.
Note	(2)	Total does not include development projects of $3,412, corporate office leasehold improvements of $2,456, Columbus property management office of $4,495 and the finance lease right of use asset of $845 related to the ground sublease at 2100 International Parkway.
Note	(3)	Total does not include accumulated depreciation related to corporate office leasehold improvements of $996 and Columbus property management office of $290.
Note	(4)	Renovation means significant upgrades, alterations, or additions to building interiors or exteriors and/or systems.
Note	(5)	Depreciation is calculated over the remaining useful life of the respective property as determined at the time of the purchase allocation, ranging from 11-45 years for buildings and 4-20 years for improvements.

As of December 31, 2023, the gross aggregate basis for Federal tax purposes of investments in real estate properties was approximately $1,545,269.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2023, 2022 and 2021 ($ in thousands)

	Year Ended December 31,
	2023	2022	2021
Real Estate
Balance at the beginning of the year	$1,555,846	$1,254,007	$886,681
Additions during the year	29,615	302,265	374,461
Disposals during the year	(17,595)	(426)	(7,135)
Balance at the end of the year	$1,567,866	$1,555,846	$1,254,007

Accumulated Depreciation
Balance at the beginning of the year	$205,629	$142,192	$98,283
Depreciation expense	67,920	63,557	45,398
Disposals during the year	(5,503)	(120)	(1,489)
Balance at the end of the year	$268,046	$205,629	$142,192