Form 10-Q
period 2024-03-31
Plymouth Industrial REIT, Inc.
filed 2024-05-01
CIK 1515816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2024

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

As of April 29, 2024, the Registrant had outstanding 45,382,076 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Real estate properties	$1,551,254	$1,567,866
Net investment in sales-type lease	21,459	—
Less accumulated depreciation	(277,253)	(268,046)
Real estate properties, net	1,295,460	1,299,820

Cash	16,812	14,493
Cash held in escrow	3,222	4,716
Restricted cash	7,203	6,995
Deferred lease intangibles, net	46,396	51,474
Other assets	39,670	42,734
Interest rate swaps	26,382	21,667
Total assets	$1,435,145	$1,441,899

Liabilities and Equity
Liabilities:
Secured debt, net	$265,619	$266,887
Unsecured debt, net	448,158	447,990
Borrowings under line of credit	155,400	155,400
Accounts payable, accrued expenses and other liabilities	68,049	73,904
Deferred lease intangibles, net	5,590	6,044
Financing lease liability	2,278	2,271
Interest rate swaps	189	1,161
Total liabilities	945,283	953,657
Commitments and contingencies (Note 11)

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 45,382,076 and 45,250,184 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	453	452
Additional paid in capital	634,651	644,938
Accumulated deficit	(176,388)	(182,606)
Accumulated other comprehensive income	25,859	20,233
Total stockholders' equity	484,575	483,017
Non-controlling interest	5,287	5,225
Total equity	489,862	488,242
Total liabilities and equity	$1,435,145	$1,441,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023

Rental revenue	$50,190	$49,371
Management fee revenue and other income	38	29
Total revenues	50,228	49,400

Operating expenses:
Property	16,642	15,954
Depreciation and amortization	22,368	23,800
General and administrative	3,364	3,447
Total operating expenses	42,374	43,201

Other income (expense):
Interest expense	(9,598)	(9,535)
Gain on sale of real estate	8,030	—
Total other income (expense)	(1,568)	(9,535)

Net income (loss)	6,286	(3,336)
Less: Net income (loss) attributable to non-controlling interest	68	(38)
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	6,218	(3,298)
Less: Preferred Stock dividends	—	916
Less: Loss on extinguishment/redemption of Series A Preferred Stock	—	2
Less: Amount allocated to participating securities	94	88
Net income (loss) attributable to common stockholders	$6,124	$(4,304)
Net income (loss) per share attributable to common stockholders — basic	$0.14	$(0.10)
Net income (loss) per share attributable to common stockholders — diluted	$0.14	$(0.10)

Weighted-average common shares outstanding — basic	44,936,597	42,604,770
Weighted-average common shares outstanding — diluted	44,970,884	42,604,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023

Net income (loss)	$6,286	$(3,336)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	5,687	(7,070)
Other comprehensive income (loss)	5,687	(7,070)
Comprehensive income (loss)	11,973	(10,406)
Less: Net income (loss) attributable to non-controlling interest	68	(38)
Less: Other comprehensive income (loss) attributable to non-controlling interest	61	(81)
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$11,844	$(10,287)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value			Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount		Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2024	—	$—		45,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242
Net proceeds from common stock	—	—		—	—	(245)	—	—	(245)	—	(245)
Stock based compensation	—	—		—	—	914	—	—	914	—	914
Restricted shares issued (forfeited)	—	—		131,892	1	(1)	—	—	—	—	—
Dividends and distributions	—	—		—	—	(10,904)	—	—	(10,904)	(118)	(11,022)
Other comprehensive income	—	—		—	—	—	—	5,626	5,626	61	5,687
Reallocation of non-controlling interest	—	—		—	—	(51)	—	—	(51)	51	—
Net income (loss)	—	—		—	—	—	6,218	—	6,218	68	6,286
Balance, March 31, 2024	—	$—		45,382,076	$453	$634,651	$(176,388)	$25,859	$484,575	$5,287	$489,862

Balance, January 1, 2023	1,955,513	$46,844		42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381
Repurchase and extinguishment of Series A Preferred Stock	(1,730)	(41)		—	—	—	(2)	—	(2)	—	(2)
Net proceeds from common stock	—	—		—	—	(137)	—	—	(137)	—	(137)
Stock based compensation	—	—		—	—	585	—	—	585	—	585
Restricted shares issued (forfeited)	—	—		181,375	2	(2)	—	—	—	—	—
Dividends and distributions	—	—		—	—	(10,598)	—	—	(10,598)	(110)	(10,708)
Other comprehensive income	—	—		—	—	—	—	(6,989)	(6,989)	(81)	(7,070)
Reallocation of non-controlling interest	—	—		—	—	26	—	—	26	(26)	—
Net income (loss)	—	—		—	—	—	(3,298)	—	(3,298)	(38)	(3,336)
Balance, March 31, 2023	1,953,783	$46,803	-	43,030,864	$430	$624,942	$(197,543)	$22,750	$450,579	$5,134	$455,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$6,286	$(3,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,368	23,800
Straight line rent adjustment	(15)	(912)
Intangible amortization in rental revenue, net	(318)	(734)
Amortization of debt related costs	438	568
Stock based compensation	914	585
Gain on sale of real estate	(8,030)	—
Changes in operating assets and liabilities:
Other assets	1,785	1,946
Deferred leasing costs	(1,043)	(1,060)
Accounts payable, accrued expenses and other liabilities	(5,771)	(2,255)
Net cash provided by operating activities	16,614	18,602

Investing activities
Real estate improvements	(3,760)	(8,968)
Net investment in sales-type lease	21	—
Net cash used in investing activities	(3,739)	(8,968)

Financing activities
(Payment) Proceeds from issuance of common stock, net	(245)	(137)
Repayment of secured debt	(1,306)	(1,768)
Proceeds from line of credit facility	—	10,000
Repurchase of Series A Preferred Stock	—	(43)
Debt issuance costs	—	(17)
Dividends and distributions paid	(10,291)	(10,450)
Net cash used in financing activities	(11,842)	(2,415)

Net increase (decrease) in cash, cash held in escrow, and restricted cash	1,033	7,219
Cash, cash held in escrow, and restricted cash at beginning of period	26,204	31,213
Cash, cash held in escrow, and restricted cash at end of period	$27,237	$38,432

Supplemental Cash Flow Disclosures:
Cash paid for interest	$9,337	$9,008

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in accounts payable, accrued expenses and other liabilities	$10,938	$9,682
Distribution payable to non-controlling interest holder	$118	$110
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$1,232	$5,758
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$403	$1,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of March 31, 2024 and December 31, 2023, the Company owned a 98.9% and 98.9%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of March 31, 2024, the Company, through its subsidiaries, owned 156 industrial properties comprising 211 buildings with an aggregate of approximately 34.0 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2023 and 2022. Additional information regarding the Company’s significant accounting policies related to the accompanying interim financial statements is as follows:

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly state the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the United States Securities and Exchange Commission on February 22, 2024.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets and its stock-based compensation. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, and cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2024, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2024	2023
Cash	$16,812	$14,493
Cash held in escrow	3,222	4,716
Restricted cash	7,203	6,995
Cash, cash held in escrow, and restricted cash	$27,237	$26,204

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $6,787 at March 31, 2024 and December 31, 2023, and related accumulated amortization amounted to $3,856 and $3,603 at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the Company has classified net unamortized debt issuance costs of $1,237 and $1,469, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Earnings (Loss) per Share

The Company follows the two-class method when computing net earnings (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. See Note 10 for details.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of our debt, interest rate swaps and performance stock units discussed in Notes 5, 6 and 9 respectively.

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

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Land	$224,532	$226,020
Buildings and improvements	1,189,394	1,203,355
Site improvements	129,698	130,638
Construction in progress	7,630	7,853
Real estate properties at cost	1,551,254	1,567,866
Net investment in sales-type lease	21,459	—
Less: accumulated depreciation	(277,253)	(268,046)
Real estate properties, net	$1,295,460	$1,299,820

Depreciation expense was $17,431 and $16,871 for the three months ended March 31, 2024 and 2023, respectively.

Acquisition of Properties

There were no acquisitions of properties during the three months ended March 31, 2024.

4. Leases

As a Lessor

Operating Leases

We lease our properties to tenants under agreements that are typically classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Many of our leases have triple net provisions or modified gross lease expense reimbursement provisions in order to recover certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses is recognized in rental revenue in the condensed consolidated statements of operations. Some of our tenants’ leases are subject to changes in the Consumer Price Index (“CPI”).

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended March 31,
	2024	2023
Income from leases	$36,891	$35,940
Straight-line rent adjustments	15	912
Tenant recoveries	12,859	11,785
Amortization of above market leases	(136)	(170)
Amortization of below market leases	454	904
Total	$50,083	$49,371

Tenant recoveries included within rental revenue for the three months ended March 31, 2024 and 2023 are variable in nature.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Sales Type Leases

During the three months ended March 31, 2024, the tenant occupying a single tenant industrial property located in Columbus, Ohio, provided notice of its intention to exercise its option to purchase the property at a fixed price of $21,480. We believe the exercise of the purchase option is reasonably probable and therefore, in accordance with ASC 842, Leases, there is a lease modification. As a result, we reclassified the respective real estate property to net investment in sales-type lease totaling $21,480 on our condensed consolidated balance sheets, effective as of the date of tenant notice, in the following amounts: (i) $19,605 from Real estate properties, (ii) $8,094 from Accumulated depreciation, (iii) $877 from net Deferred lease intangible assets, and (iv) $1,062 from Other assets. Further, we recognized a Gain on sale of real estate of $8,030 during the three months ended March 31, 2024 related to this transaction.

Earnings from our Net investment in sales-type lease are included in Rental revenue in the condensed consolidated statements of operations and totaled $107 and $0 for the three months ended March 31, 2024 and 2023, respectively. Prior to this reclassification to Net investment in sales-type lease, earnings from this lease were recognized in Rental revenue in the condensed consolidated statements of operations.

Net investment in sales-type lease is summarized as follows:

	March 31,	December 31,
	2024	2023
Lease payments receivable(1)	$21,992	$—
Less: unearned rental revenue	(533)	—
Total	$21,459	$—

______________

(1)	Includes estimated purchase price and total contractual rents through the anticipated close date.

Net investment in sales-type leases are assessed for credit loss allowances. No such allowances were recorded as of March 31, 2024 or December 31, 2023.

Scheduled future lease payments to be received (exclusive of expenses paid by) under sales-type leases at March 31, 2024 are as follows:

April 1, 2024 – December 31, 2024	$21,992
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$21,992

As a Lessee

Operating Leases

As of March 31, 2024, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 0.2 years to 31.8 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company's condensed consolidated balance sheets include the total operating right of use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. Total operating right of use assets and lease liabilities were approximately $4,606 and $5,513, respectively, as of March 31, 2024 and $4,829 and $5,789, respectively, as of December 31, 2023. The operating lease liability as of March 31, 2024 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.3 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three months ended March 31, 2024 and 2023 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended March 31,
	2024	2023
Operating lease expense included in General and administrative expense attributable to office leases	$200	$192
Operating lease expense included in property expense attributable to ground sublease	9	9
Non-cash adjustment due to straight-line rent adjustments	43	34
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$252	$235

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee:

April 1, 2024 – December 31, 2024	$947
2025	894
2026	803
2027	818
2028	833
Thereafter	2,658
Total minimum operating lease payments	$6,953
Less imputed interest	(1,440)
Total operating lease liability	$5,513

Financing Leases

As of March 31, 2024, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset in the amount of $838 and $845 as of March 31, 2024 and December 31, 2023, respectively, within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 31.8 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability in the amount of $2,278 and $2,271 as of March 31, 2024 and December 31, 2023, respectively, represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term, which as of March 31, 2024 was 31.8 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three months ended March 31, 2024 and 2023 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended March 31,
	2024	2023
Depreciation/amortization of financing lease right-of-use assets	$7	$7
Interest expense for financing lease liability	45	44
Total financing lease cost	$52	$51

The following table summarizes the maturity analysis of our financing lease:

April 1, 2024 – December 31, 2024	$116
2025	170
2026	170
2027	170
2028	170
Thereafter	6,195
Total minimum financing lease payments	$6,991
Less imputed interest	(4,713)
Total financing lease liability	$2,278

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

5. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of March 31, 2024 and December 31, 2023.

	Outstanding Balance at		Interest rate at
Debt	March 31, 2024	December 31, 2023	March 31, 2024	Final Maturity Date
Secured debt:
Ohio National Life Mortgage	18,245	18,409	4.14%	August 1, 2024
Allianz Loan	60,971	61,260	4.07%	April 10, 2026
Nationwide Loan	14,870	14,948	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	54,666	54,956	3.15%	January 1, 2028
Midland National Life Insurance Mortgage	10,612	10,665	3.50%	March 10, 2028
Minnesota Life Loan	19,454	19,569	3.78%	May 1, 2028
Transamerica Loan	59,041	59,357	4.35%	August 1, 2028
Total secured debt	$266,659	$267,964
Unamortized debt issuance costs, net	(1,089)	(1,174)
Unamortized premium/(discount), net	49	97
Total secured debt, net	$265,619	$266,887

Unsecured debt:
$100m KeyBank Term Loan(2)	100,000	100,000	3.00%(1)(2)	August 11, 2026
$200m KeyBank Term Loan(2)	200,000	200,000	3.03%(1)(2)	February 11, 2027
$150m KeyBank Term Loan(2)	150,000	150,000	4.40%(1)(2)	May 2, 2027
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(1,842)	(2,010)
Total unsecured debt, net	$448,158	$447,990

Borrowings under line of credit:
KeyBank unsecured line of credit	155,400	155,400	6.51%(1)(3)	August 11, 2025
Total borrowings under line of credit	$155,400	$155,400

_______________

(1)	For the month of March 2024, the one-month term SOFR for our unsecured debt was 5.323% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 5.327%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.
(3)	$100 million of the outstanding borrowings under the KeyBank unsecured line of credit was swapped to a fixed USD-SOFR rate at a weighted average of 4.754%.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of March 31, 2024.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Indebtedness	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$266,659	$251,045	$267,964	$254,114
Unsecured debt	450,000	452,862	450,000	455,229
Borrowings under line of credit, net	155,400	155,143	155,400	155,599
Total	872,059	$859,050	873,364	$864,942
Unamortized debt issuance cost, net	(2,931)		(3,184)
Unamortized premium/(discount), net	49		97
Total carrying value	$869,177		$870,277

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table sets forth a summary of our interest rate swaps as of March 31, 2024 and December 31, 2023.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Capital One, N.A.	July 13, 2022	July 1, 2022	Feb. 11, 2027	1.527%	$200,000	$200,000	$14,507	$12,539
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	Aug. 8, 2026	1.504%	$100,000	$100,000	$6,398	$5,692
JPMorgan Chase Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$2,740	$1,723
Wells Fargo Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$1,369	$861
Capital One, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$1,368	$852
Wells Fargo Bank, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.750%	$50,000	$50,000	$(91)	$(577)
JPMorgan Chase Bank, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(49)	$(292)
Capital One, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(49)	$(292)

_______________

(1)	Represents the notional value of interest rate swaps effective as of March 31, 2024.
(2)	As of March 31, 2024, the fair value of five of the interest rate swaps were in an asset position of approximately $26.4 million and the remaining three interest rate swaps were in a liability position of approximately $0.2 million.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $16,761 will be reclassified as a decrease to interest expense.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2024	2023
Amount of unrealized gain recognized in AOCI on derivatives	$5,687	$(7,070)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,958	$2,852

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

		Fair Value Measurements as of March 31, 2024
Balance Sheet Line Item	Fair Value as of March 31, 2024	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$26,382	$—	$26,382	$—
Interest rate swaps - Liability	$189	$—	$189	$—

		Fair Value Measurements as of December 31, 2023
Balance Sheet Line Item	Fair Value as of December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$21,667	$—	$21,667	$—
Interest rate swaps - Liability	$1,161	$—	$1,161	$—

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

As of March 31, 2024, the fair value of three of the eight interest rate swaps were in a net liability position. As of March 31, 2024, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at their termination value.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

7. Common Stock

ATM Program

On February 27, 2024, the Company entered into a distribution agreement with certain sales agents pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross proceeds of $200,000 through an “at-the-market” equity offering program (the “2024 $200 Million ATM Program”). The 2024 $200 Million ATM Program replaced the previous $200 million ATM program, which was entered on February 28, 2023 (“2023 $200 Million ATM Program”).

For the three months ended March 31, 2024, the Company did not issue shares of its common stock under the 2024 $200 Million ATM Program and 2023 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the three months ended March 31, 2024 and the year ended December 31, 2023.

	Cash Dividends Declared per Share	Aggregate Amount
2024
First quarter	$0.2400	$10,904
Total	$0.2400	$10,904

2023
First quarter	$0.2250	$9,682
Second quarter	0.2250	9,709
Third quarter	0.2250	10,193
Fourth quarter	0.2250	10,193
Total	$0.9000	$39,777

8. Non-Controlling Interests

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

OP Units outstanding as of March 31, 2024 and December 31, 2023 was 490,299.

The following table sets forth the OP Unit distributions that were declared during the three months ended March 31, 2024 and the year ended December 31, 2023.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2024
First quarter	$0.2400	$118
Total	$0.2400	$118

2023
First quarter	$0.2250	$110
Second quarter	0.2250	110
Third quarter	0.2250	110
Fourth quarter	0.2250	110
Total	$0.9000	$440

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The proportionate share of the gain (loss) attributed to the OP Units was $68 and ($38) for the three months ended March 31, 2024 and 2023, respectively.

9. Incentive Award Plan

Restricted Stock

The following table is a summary of the total restricted shares granted, forfeited and vested for the three months ended March 31, 2024:

Shares
Unvested restricted stock at January 1, 2024	370,843
Granted	131,892
Forfeited	—
Vested	(110,858)
Unvested restricted stock at March 31, 2024	391,877

The Company recorded equity-based compensation expense related to restricted stock in the amount of $762 and $585 for the three months ended March 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2024 was approximately $7,573 and is expected to be recognized over a weighted average period of approximately 3.2 years. The fair value of the 131,892 restricted shares granted during the three months ended March 31, 2024 was approximately $2,892 with a weighted average fair value of $21.93 per share.

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

The following table summarizes activity related to the Company’s unvested PSUs during the three months ended March 31, 2024 and year ended December 31, 2023.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	—	$—
Granted	51,410	30.15
Vested	—	—
Forfeited	—	—
Balance at December 31, 2023	51,410	$30.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2024	51,410	$30.15

The Company recorded equity-based compensation expense related to the PSUs in the amount of $152 and $0 for the three months ended March 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at March 31, 2024 was approximately $1,068 and is expected to be recognized over a weighted average period of approximately 1.8 years.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

10. Earnings per Share

Net Income (Loss) per Common Share

Basic and diluted earnings per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net income (loss)	$6,286	$(3,336)
Less: Net income (loss) attributable to non-controlling interest	68	(38)
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	6,218	(3,298)
Less: Preferred Stock dividends	—	916
Less: Loss on extinguishment/redemption of Series A Preferred Stock	—	2
Less: Amount allocated to participating securities	94	88
Net income (loss) attributable to common stockholders	$6,124	$(4,304)
Denominator
Weighted-average common shares outstanding — basic	44,936,597	42,604,770
Effect of dilutive securities
Add: Stock-based compensation(1)	34,287	—
Weighted-average common shares outstanding — diluted	44,970,884	42,604,770
Net income (loss) per share – basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.14	$(0.10)
Net income (loss) per share attributable to common stockholders — diluted	$0.14	$(0.10)

_______________

(1)	During the three months ended March 31, 2024, there were approximately 31,675 unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share as including these shares would be anti-dilutive. During the three months ended March 31, 2023, all unvested restricted shares of common stock were deemed to be anti-dilutive due to the net loss attributable to common stockholders.

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

In periods where there is a net loss attributable to common stockholders, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities for the three months ended March 31, 2024 include the 391,877 shares of restricted common stock and 26,073 PSUs. The restricted common shares and PSUs have been excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2023 as the effect of including them would reduce the net loss per share.

11. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, Managing Director, Chief Financial Officer, and Executive Vice President Asset Management. As approved by the compensation committee of the Board of Directors the agreements provide for base salaries ranging from $350 to $650 annually with discretionary cash and stock performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

Contingent Liability

Under the terms of the Plymouth MIR JV II LLC agreement executed July 6, 2023, the majority partner has the right to require us to purchase its 98% interest in the 297,583 square foot property located in Atlanta, GA at the greater of the property’s then-current fair market value, or, 150% of aggregate capital contributions made by the majority partner. Such right can be executed by the majority partner no sooner than June 1, 2025, and no later than August 29, 2025. As of March 31, 2024, the projected fair market value of the property at the date the put option is exercisable is expected to exceed the 150% of the aggregate capital contributions made by the majority partner, and as such, there is no contingent liability to recognize.

12. Subsequent Events

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2024, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022 contained therein, which is accessible on the SEC’s website at www.sec.gov.

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

As of March 31, 2024, the Company, through its subsidiaries, owned 156 industrial properties comprising 211 buildings with an aggregate of approximately 34.0 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of March 31, 2024, the Company’s portfolio was approximately 96.9% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations & Leasing Activity

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from April 1, 2024 through to December 31, 2026, an aggregate of 49.2% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market leases to reflect current market conditions.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed and commenced during the three months ended March 31, 2024.

Three Months Ended March 31, 2024	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Renewals	928,217	66.9%	$4.71	$4.99	5.9%	$0.17	$0.12
New Leases	459,760	33.1%	$3.41	$5.06	48.4%	$0.12	$0.20
Total/weighted average	1,387,977	100.0%	$4.28	$5.01	17.1%	$0.15	$0.14

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2023 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies.

Results of Operations (dollars in thousands)

Our condensed consolidated results of operations are often not comparable from period to period due to the effect of property acquisitions and dispositions completed during the comparative reporting periods. Our Total Portfolio represents all of the properties owned during the reported periods. To eliminate the effect of changes in our Total Portfolio due to acquisitions, dispositions and other, and to highlight the operating results of our on-going business, we have separately presented the results of our Same Store Portfolio and Acquisitions, Dispositions and Other.

For the three months ended March 31, 2024 and 2023, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repositioning during the period from January 1, 2023 through March 31, 2024.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended March 31, 2024 and 2023:

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change			Three Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%		2024	2023	$	%
Revenue:
Rental revenue	$46,931	$45,342	$1,589	3.5%	$3,259	$4,029	$(770)	(19.1%	)	$50,190	$49,371	$819	1.7%
Management fee revenue and other income	—	—	—	—	38	29	9	31.0%		38	29	9	31.0%
Total revenues	46,931	45,342	1,589	3.5%	3,297	4,058	(761)	(18.8%	)	50,228	49,400	828	1.7%

Property expenses	15,213	14,371	842	5.9%	1,429	1,583	(154)	(9.7%	)	16,642	15,954	688	4.3%
Depreciation and amortization										22,368	23,800	(1,432)	(6.0%	)
General and administrative										3,364	3,447	(83)	(2.4%	)
Total operating expenses										42,374	43,201	(827)	(1.9%	)

Other income (expense):
Interest expense										(9,598)	(9,535)	(63)	0.7%
Gain on sale of real estate										8,030	—	8,030	—
Total other income (expense)										(1,568)	(9,535)	7,967	83.6%

Net income (loss)										$6,286	$(3,336)	$9,622	288.4%

Rental revenue: Rental revenue increased by $819 to $50,190 for the three months ended March 31, 2024 as compared to $49,371 for the three months ended March 31, 2023. This was primarily related to a net increase of $1,589 within the Same Store Portfolio primarily due to an increase in rent income of $1,153 due to scheduled rent steps and leasing activities, an increase of $1,614 in tenant recoveries, partially offset by a decrease in non-cash rent adjustments of $1,178 and a net decrease of $770 within Acquisitions, Dispositions and Other primarily driven by a decrease in rental revenue and reimbursements from disposition activity which occurred in 2023.

Property expenses: Property expenses increased $688 for the three months ended March 31, 2024 to $16,642 as compared to $15,954 for the three months ended March 31, 2023. This was primarily due to property expenses for the Same Store Portfolio increasing approximately $842 driven primarily by an increase in real estate taxes and operating expenses, partially offset by a net decrease of $154 within Acquisitions, Dispositions and Other due to disposition activity which occurred in 2023.

Depreciation and amortization: Depreciation and amortization expense decreased by $1,432 to $22,368 for the three months ended March 31, 2024 as compared to $23,800 for the three months ended March 31 2023, primarily due to a net decrease of $1,238 for the Same Store Portfolio and $194 within Acquisitions, Dispositions and Other due to full depreciation and amortization of certain assets during the three months ended March 31, 2024.

General and administrative: General and administrative expenses decreased approximately $83 to $3,364 for the three months ended March 31, 2024 as compared to $3,447 for the three months ended March 31, 2023. The decrease is attributable primarily to a decrease in acquisition expenses of $81.

Interest expense: Interest expense increased by approximately $63 to $9,598 for the three months ended March 31, 2024, as compared to $9,535 for the three months ended March 31, 2023. The increase is primarily due to increased interest rates on the borrowings under the line of credit during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The schedule below is a comparative analysis of the components of interest expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Changes in accrued interest	$(102)	$294
Amortization of debt related costs	438	568
Total change in accrued interest and amortization of debt related costs	336	862
Cash interest paid	9,337	9,008
Capitalized interest	(75)	(335)
Total interest expense	$9,598	$9,535

Gain on sale of real estate: Gain on sale of real estate of $8,030 represents the gain recognized upon a tenant’s notice to exercise its purchase option and the reclassification of the property to net investment in sales-type lease for the three months ended March 31, 2024. No sales of real estate occurred during the three months ended March 31, 2023.

Supplemental Earnings Measures (dollars in thousands)

Investors in and industry analysts following the real estate industry utilize supplemental earnings measures such as net operating income (“NOI”), earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as NOI, EBITDAre, FFO, Core FFO and AFFO, among others. We provide information related to NOI, EBITDAre, FFO, Core FFO and AFFO both because such industry analysts are interested in such information, and because our management believes NOI, EBITDAre, FFO, Core FFO and AFFO are important performance measures. NOI, EBITDAre, FFO, Core FFO and AFFO are factors used by management in measuring our performance. Neither NOI, EBITDAre, FFO, Core FFO or AFFO should be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Neither NOI, EBITDAre, FFO, Core FFO or AFFO represents cash generated from operating activities in accordance with GAAP and neither should be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is either indicative of funds available for our cash needs, including our ability to make cash distributions.

NOI

We consider net operating income, or NOI, to be an appropriate supplemental measure to net income in that it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue and tenant recoveries) less property-level operating expenses. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense, and other non-operating items.

The following is a reconciliation from historical reported net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months Ended
(In thousands)	March 31,
	2024	2023
NOI:
Net income (loss)	$6,286	$(3,336)
General and administrative	3,364	3,447
Depreciation and amortization	22,368	23,800
Interest expense	9,598	9,535
Gain on sale of real estate	(8,030)	—
Management fee revenue and other income	(38)	(29)
NOI	$33,548	$33,417

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

	For the Three Months Ended
(In thousands)	March 31,
	2024	2023
EBITDAre:
Net income (loss)	$6,286	$(3,336)
Depreciation and amortization	22,368	23,800
Interest expense	9,598	9,535
Gain on sale of real estate	(8,030)	—
EBITDAre	$30,222	$29,999

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

The following table sets forth a reconciliation of our historical net income (loss) FFO and Core FFO for the periods presented:

	For the Three Months Ended
(In thousands)	March 31,
	2024	2023
FFO:
Net income (loss)	$6,286	$(3,336)
Gain on sale of real estate	(8,030)	—
Depreciation and amortization	22,368	23,800
FFO	$20,624	$20,464
Preferred stock dividends	—	(916)
Acquisition expenses	—	81
Core FFO	$20,624	$19,629

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months Ended
(In thousands)	March 31,
	2024	2023
AFFO:
Core FFO	$20,624	$19,629
Amortization of debt related costs	438	568
Non-cash interest expense	(102)	294
Stock compensation	914	585
Capitalized interest	(75)	(335)
Straight line rent	(15)	(912)
Above/below market lease rents	(318)	(734)
Recurring capital expenditures (1)	(994)	(1,806)
AFFO	$20,472	$17,289

______________

(1)	Excludes non-recurring capital expenditures of $3,000 and $8,413 for the three months ended March 31, 2024 and 2023, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$16,614	$18,602
Net cash used in investing activities	$(3,739)	$(8,968)
Net cash used in financing activities	$(11,842)	$(2,415)

Operating activities: Net cash provided by operating activities for the three months ended March 31, 2024 decreased approximately $1,988 compared to the three months ended March 31, 2023. The decrease was primarily attributable to an increase in cash used for Accounts payable, accrued expenses and other due to the timing of cash payments, partially offset by the incremental operating cash flows from developments placed in service between Q2 2023 and Q1 2024 and Same Store properties.

Investing activities: Net cash used in investing activities for the three months ended March 31, 2024 decreased approximately $5,229 compared to the three months ended March 31, 2023 primarily due to a decrease in capital expenditures of $5,208, offset by Net investment in sales-type lease of $21.

Financing activities: Net cash used in financing activities for the three months ended March 31, 2024 increased $9,427 compared to the three months ended March 31, 2023. The change was predominantly driven by a decrease of $9,538 in net proceeds from secured and unsecured debt and the line of credit.

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

As of March 31, 2024, we had available liquidity of approximately $214.6 million, comprised of $20.0 million in cash and cash equivalents and $194.6 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of March 31, 2023

The following is a schedule of our indebtedness as of March 31, 2024 ($ in thousands):

Debt	Outstanding Balance	Interest rate at March 31, 2024	Final Maturity Date
Secured debt:
Ohio National Life Mortgage	18,245	4.14%	August 1, 2024
Allianz Loan	60,971	4.07%	April 10, 2026
Nationwide Loan	14,870	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	54,666	3.15%	January 1, 2028
Midland National Life Insurance Mortgage	10,612	3.50%	March 10, 2028
Minnesota Life Loan	19,454	3.78%	May 1, 2028
Transamerica Loan	59,041	4.35%	August 1, 2028
Total secured debt	$266,659
Unamortized debt issuance costs, net	(1,089)
Unamortized premium/(discount), net	49
Secured debt, net	$265,619
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.00%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.03%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.40%(1)(2)	May 2, 2027
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(1,842)
Unsecured debt, net	$448,158

Borrowings under line of credit:
KeyBank unsecured line of credit	155,400	6.51%(1)(3)	August 11, 2025
Total borrowings under line of credit	$155,400

_______________

(1)	For the month of March 2024, the one-month term SOFR for our unsecured debt was 5.323% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 5.327%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.
(3)	$100 million of the outstanding borrowings under the KeyBank unsecured line of credit was swapped to a fixed USD-SOFR rate at a weighted average of 4.754%.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of March 31, 2024, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

Stock Issuances (dollars in thousands)

Universal Shelf S-3 Registration Statement

On February 27, 2024, the Company and Operating Partnership filed an automatic shelf registration statement on Form S-3 (“2024 $750 Million S-3 Filing”) with the U.S. Securities and Exchange Commission (“SEC”) registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities.

As of March 31, 2024, the Company has $750,000 available for issuance under the 2024 $750 Million S-3 Filing.

ATM Program

On February 27, 2024, the Company entered into a distribution agreement with certain sales agents pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross proceeds of $200,000 through an “at-the-market” equity offering program (the “2024 $200 Million ATM Program”). The 2024 $200 Million ATM Program replaced the previous $200 million ATM program, which was entered on February 28, 2023 (“2023 $200 Million ATM Program”).

For the three months ended March 31, 2024, the Company did not issue shares of its common stock under the 2024 $200 Million ATM Program and 2023 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Off-Balance Sheet Arrangements

As of March 31, 2024, we have no off-balance sheet arrangements.

Inflation

Prior to 2021, the rate of inflation was low and had minimal impact on the performance of our industrial properties in the markets in which we operate, however, inflation has significantly increased during 2021 through Q1 2024 and may remain at an elevated level or increase further. The majority of our leases are either triple net or provide for tenant recoveries for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of March 31, 2024, all our outstanding variable rate debt was fixed with interest rate swaps through maturity with the exception of the balance of $55,400 under the KeyBank unsecured line of credit. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of March 31, 2024, the Company had entered into eight interest rate swap agreements.

The following table details our outstanding interest rate swaps as of March 31, 2024:

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	March 31, 2024
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%	$200,000	$14,507
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%	$100,000	$6,398
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$2,740
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,369
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,368
Wells Fargo Bank, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.750%	$50,000	$(91)
JPMorgan Chase Bank, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(49)
Capital One, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(49)

_______________

(1)	Represents the notional value of interest rate swaps effective as of March 31, 2024.
(2)	As of March 31, 2024, the fair value of five of the interest rate swaps were in an asset position of approximately $26.4 million and the remaining three interest rate swaps were in a liability position of approximately $0.2 million.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $16,761 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At March 31, 2024, we had $605,400 of outstanding variable rate debt. As of March 31, 2024, all our outstanding variable debt was fixed with interest rate swaps through maturity, with the exception of the KeyBank unsecured line of credit which had only $100,000 of its $155,400 balance fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 6.95% during the three months ended March 31, 2024. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the three months ended March 31, 2024, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the three months ended March 31, 2024, our interest expense for the quarter would have increased by approximately $9. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)	None.
(b)	None.

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

ITEM 6. Exhibits

1.1	Distribution Agreement, dated February 27, 2024, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Sales Agents and Forward Purchases named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (File No. 001-381061) filed on February 27, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Dated: May 1, 2024