Form 10-Q
period 2024-06-30
Plymouth Industrial REIT, Inc.
filed 2024-07-31
CIK 1515816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2024

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

As of July 29, 2024, the Registrant had outstanding 45,396,286 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Real estate properties	$1,548,517	$1,567,866
Net investment in sales-type lease	21,396	—
Less accumulated depreciation	(292,454)	(268,046)
Real estate properties, net	1,277,459	1,299,820

Cash	23,548	14,493
Cash held in escrow	5,598	4,716
Restricted cash	6,983	6,995
Deferred lease intangibles, net	42,434	51,474
Other assets	40,445	42,734
Interest rate swaps	25,328	21,667
Total assets	$1,421,795	$1,441,899

Liabilities and Equity
Liabilities:
Secured debt, net	$262,834	$266,887
Unsecured debt, net	448,326	447,990
Borrowings under line of credit	155,400	155,400
Accounts payable, accrued expenses and other liabilities	67,492	73,904
Deferred lease intangibles, net	5,134	6,044
Financing lease liability	2,284	2,271
Interest rate swaps	5	1,161
Total liabilities	941,475	953,657
Commitments and contingencies (Note 11)

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 45,396,286 and 45,250,184 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	454	452
Additional paid in capital	624,810	644,938
Accumulated deficit	(175,074)	(182,606)
Accumulated other comprehensive income	24,998	20,233
Total stockholders' equity	475,188	483,017
Non-controlling interest	5,132	5,225
Total equity	480,320	488,242
Total liabilities and equity	$1,421,795	$1,441,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Rental revenue	$48,649	$49,899	$98,839	$99,270
Management fee revenue and other income	37	—	75	29
Total revenues	48,686	49,899	98,914	99,299

Operating expenses:
Property	13,569	15,690	30,211	31,644
Depreciation and amortization	21,347	23,417	43,715	47,217
General and administrative	3,880	3,842	7,244	7,289
Total operating expenses	38,796	42,949	81,170	86,150

Other income (expense):
Interest expense	(9,411)	(9,584)	(19,009)	(19,119)
Gain on sale of real estate	849	—	8,879	—
Total other income (expense)	(8,562)	(9,584)	(10,130)	(19,119)

Net income (loss)	1,328	(2,634)	7,614	(5,970)
Less: Net income (loss) attributable to non-controlling interest	14	(30)	82	(68)
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	1,314	(2,604)	7,532	(5,902)
Less: Preferred Stock dividends	—	916	—	1,832
Less: Loss on extinguishment of Series A Preferred Stock	—	—	—	2
Less: Amount allocated to participating securities	94	82	188	170
Net income (loss) attributable to common stockholders	$1,220	$(3,602)	$7,344	$(7,906)
Net income (loss) per share attributable to common stockholders — basic	$0.03	$(0.08)	$0.16	$(0.19)
Net income (loss) per share attributable to common stockholders — diluted	$0.03	$(0.08)	$0.16	$(0.19)

Weighted-average common shares outstanding — basic	44,991,220	42,646,535	44,963,908	42,625,768
Weighted-average common shares outstanding — diluted	45,027,503	42,646,535	44,994,060	42,625,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$1,328	$(2,634)	$7,614	$(5,970)

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swaps	(870)	8,135	4,817	1,065
Other comprehensive (loss) income	(870)	8,135	4,817	1,065
Comprehensive income (loss)	458	5,501	12,431	(4,905)
Less: Net income (loss) attributable to non-controlling interest	14	(30)	82	(68)
Less: Other comprehensive (loss) income attributable to non-controlling interest	(9)	93	52	12
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$453	$5,438	$12,297	$(4,849)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Common Stock, $0.01 Par Value			Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares		Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2024	-	45,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242
Net proceeds from common stock		—	—	(245)	—	—	(245)	—	(245)
Stock based compensation		—	—	914	—	—	914	—	914
Restricted shares issued (forfeited)		131,892	1	(1)	—	—	—	—	—
Dividends and distributions		—	—	(10,904)	—	—	(10,904)	(118)	(11,022)
Other comprehensive income		—	—	—	—	5,626	5,626	61	5,687
Reallocation of non-controlling interest		—	—	(51)	—	—	(51)	51	—
Net income (loss)	-	—	—	—	6,218	—	6,218	68	6,286
Balance, March 31, 2024	-	45,382,076	$453	$634,651	$(176,388)	$25,859	$484,575	$5,287	$489,862
Net proceeds from common stock		—	—	(65)	—	—	(65)	—	(65)
Stock based compensation		—	—	1,111	—	—	1,111	—	1,111
Restricted shares issued (forfeited)		14,210	1	(1)	—	—	—	—	—
Dividends and distributions		—	—	(10,928)	—	—	(10,928)	(118)	(11,046)
Other comprehensive income		—	—	—	—	(861)	(861)	(9)	(870)
Reallocation of non-controlling interest		—	—	42	—	—	42	(42)	—
Net income (loss)	-	—	—	—	1,314	—	1,314	14	1,328
Balance, June 30, 2024	-	45,396,286	$454	$624,810	$(175,074)	$24,998	$475,188	$5,132	$480,320

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value			Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount		Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2023	1,955,513	$46,844		42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381
Repurchase and extinguishment of Series A Preferred Stock	(1,730)	(41)		—	—	—	(2)	—	(2)	—	(2)
Net proceeds from common stock	—	—		—	—	(137)	—	—	(137)	—	(137)
Stock based compensation	—	—		—	—	585	—	—	585	—	585
Restricted shares issued (forfeited)	—	—		181,375	2	(2)	—	—	—	—	—
Dividends and distributions	—	—		—	—	(10,598)	—	—	(10,598)	(110)	(10,708)
Other comprehensive income	—	—		—	—	—	—	(6,989)	(6,989)	(81)	(7,070)
Reallocation of non-controlling interest	—	—		—	—	26	—	—	26	(26)	—
Net income (loss)	—	—		—	—	—	(3,298)	—	(3,298)	(38)	(3,336)
Balance, March 31, 2023	1,953,783	$46,803	-	43,030,864	$430	$624,942	$(197,543)	$22,750	$450,579	$5,134	$455,713
Net proceeds from common stock	—	—		70,000	1	1,384	—	—	1,385	—	1,385
Stock based compensation	—	—		—	—	716	—	—	716	—	716
Dividends and distributions	—	—		—	—	(10,625)	—	—	(10,625)	(110)	(10,735)
Other comprehensive income	—	—		—	—	—	—	8,042	8,042	93	8,135
Reallocation of non-controlling interest	—	—		—	—	(3)	—	—	(3)	3	—
Net income (loss)	—	—	-	—	—	—	(2,604)	—	(2,604)	(30)	(2,634)
Balance, June 30, 2023	1,953,783	$46,803		43,100,864	$431	$616,414	$(200,147)	$30,792	$447,490	$5,090	$452,580

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$7,614	$(5,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,715	47,217
Straight line rent adjustment	1,029	(1,617)
Intangible amortization in rental revenue, net	(611)	(1,403)
Amortization of debt related costs	876	1,138
Stock based compensation	2,025	1,301
Gain on sale of real estate	(8,879)	—
Changes in operating assets and liabilities:
Other assets	(365)	1,595
Deferred leasing costs	(1,802)	(2,812)
Accounts payable, accrued expenses and other liabilities	(7,125)	50
Net cash provided by operating activities	36,477	39,499

Investing activities
Real estate improvements	(9,335)	(18,520)
Proceeds from sale of real estate	8,439	—
Net investment in sales-type lease	85	—
Net cash used in investing activities	(811)	(18,520)

Financing activities
(Payment) Proceeds from issuance of common stock, net	(310)	1,248
Repayment of secured debt	(4,130)	(3,695)
Proceeds from line of credit facility	—	10,000
Repurchase of Series A Preferred Stock	—	(43)
Debt issuance costs	—	(27)
Dividends and distributions paid	(21,301)	(21,158)
Net cash used in financing activities	(25,741)	(13,675)

Net increase (decrease) in cash, cash held in escrow, and restricted cash	9,925	7,304
Cash, cash held in escrow, and restricted cash at beginning of period	26,204	31,213
Cash, cash held in escrow, and restricted cash at end of period	$36,129	$38,517

Supplemental Cash Flow Disclosures:
Cash paid for interest	$18,732	$18,215

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in accounts payable, accrued expenses and other liabilities	$10,975	$9,709
Distribution payable to non-controlling interest holder	$118	$110
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$2,037	$4,050
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$414	$1,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of June 30, 2024 and December 31, 2023, the Company owned a 98.9% equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of June 30, 2024, the Company, through its subsidiaries, owned 155 industrial properties comprising 210 buildings with an aggregate of approximately 33.8 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, and cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2024, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2024	2023
Cash	$23,548	$14,493
Cash held in escrow	5,598	4,716
Restricted cash	6,983	6,995
Cash, cash held in escrow, and restricted cash	$36,129	$26,204

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $6,787 at June 30, 2024 and December 31, 2023, and related accumulated amortization amounted to $4,109 and $3,603 at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the Company has classified net unamortized debt issuance costs of $1,005 and $1,469, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Land	$223,049	$226,020
Buildings and improvements	1,185,488	1,203,355
Site improvements	128,463	130,638
Construction in progress	11,517	7,853
Real estate properties at cost	1,548,517	1,567,866
Net investment in sales-type lease	21,396	—
Less: accumulated depreciation	(292,454)	(268,046)
Real estate properties, net	$1,277,459	$1,299,820

Depreciation expense was $16,813 and $16,891 for the three months ended June 30, 2024 and 2023, respectively, and $34,244 and $33,762 for the six months ended June 30, 2024 and 2022, respectively.

Acquisition of Properties

There were no acquisitions of properties during the six months ended June 30, 2024.

Sale of Real Estate

During the six months ended June 30, 2024, the Company sold a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849. There were no sales of real estate for the six months ended June 30, 2023.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the six months ended June 30, 2024 and 2023, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from leases	$37,321	$36,440	$74,212	$72,380
Straight-line rent adjustments	(1,044)	705	(1,029)	1,617
Tenant recoveries	11,759	12,085	24,618	23,870
Amortization of above market leases	(133)	(166)	(269)	(336)
Amortization of below market leases	426	835	880	1,739
Total	$48,329	$49,899	$98,412	$99,270

Tenant recoveries included within rental revenue for the six months ended June 30, 2024 and 2023 are variable in nature.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Sales Type Leases

During the six months ended June 30, 2024, the tenant occupying a single tenant industrial property located in Columbus, Ohio, provided notice of its intention to exercise its option to purchase the property at a fixed price of $21,480. We believe the exercise of the purchase option is reasonably probable and therefore, in accordance with ASC 842, Leases, there is a lease modification. As a result, we reclassified the respective real estate property to net investment in sales-type lease totaling $21,480 on our condensed consolidated balance sheets, effective as of the date of tenant notice, in the following amounts: (i) $19,605 from Real estate properties, (ii) $8,094 from Accumulated depreciation, (iii) $877 from net Deferred lease intangible assets, and (iv) $1,062 from Other assets. Further, we recognized a Gain on sale of real estate of $8,030 during the six months ended June 30, 2024 related to this transaction.

Earnings from our Net investment in sales-type lease are included in Rental revenue in the condensed consolidated statements of operations and totaled $320 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $427 and $0 for the six months ended June 30, 2024 and 2023, respectively. Prior to this reclassification to Net investment in sales-type lease, earnings from this lease were recognized in Rental revenue in the condensed consolidated statements of operations.

Net investment in sales-type lease is summarized as follows:

	June 30,	December 31,
	2024	2023
Lease payments receivable(1)	$21,608	$—
Less: unearned rental revenue	(212)	—
Total	$21,396	$—

______________

(1)	Includes estimated purchase price and total contractual rents through the anticipated close date.

Net investment in sales-type leases are assessed for credit loss allowances. No such allowances were recorded as of June 30, 2024 or December 31, 2023.

Scheduled future lease payments to be received (exclusive of expenses paid by) under sales-type leases at June 30, 2024 are as follows:

July 1, 2024 – December 31, 2024	$21,608
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$21,608

As a Lessee

Operating Leases

As of June 30, 2024, we have five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 0.2 to 31.5 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company's condensed consolidated balance sheets include the total operating right of use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. Total operating right of use assets and lease liabilities were approximately $4,639 and $5,491, respectively, as of June 30, 2024 and $4,829 and $5,789, respectively, as of December 31, 2023. The operating lease liability as of June 30, 2024 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 8.0 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the operating lease expense recognized during the three and six months ended June 30, 2024 and 2023 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense included in general and administrative expense attributable to office leases	$222	$190	$422	$382
Operating lease expense included in property expense attributable to ground sublease	9	9	18	18
Non-cash adjustment due to straight-line rent adjustments	44	35	87	69
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$275	$234	$527	$469

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee:

July 1, 2024 – December 31, 2024	$654
2025	965
2026	876
2027	894
2028	865
Thereafter	2,658
Total minimum operating lease payments	$6,912
Less imputed interest	(1,421)
Total operating lease liability	$5,491

Financing Leases

As of June 30, 2024, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset in the amount of $832 and $845 as of June 30, 2024 and December 31, 2023, respectively, within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 31.5 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability in the amount of $2,284 and $2,271 as of June 30, 2024 and December 31, 2023, respectively, represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term, which as of June 30 2024 was 31.5 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three and six months ended June 30, 2024 and 2023 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation/amortization of financing lease right-of-use assets	$7	$6	$14	$13
Interest expense for financing lease liability	45	45	90	89
Total financing lease cost	$52	$51	$104	$102

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our financing lease:

July 1, 2024 – December 31, 2024	$77
2025	170
2026	170
2027	170
2028	170
Thereafter	6,195
Total minimum financing lease payments	$6,952
Less imputed interest	(4,668)
Total financing lease liability	$2,284

5. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of June 30, 2024 and December 31, 2023.

	Outstanding Balance at		Interest rate at
Debt	June 30, 2024	December 31, 2023	June 30, 2024	Final Maturity Date
Secured debt:
Ohio National Life Mortgage	18,078	18,409	4.14%	August 1, 2024
Allianz Loan	60,679	61,260	4.07%	April 10, 2026
Nationwide Loan	14,791	14,948	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	54,374	54,956	3.15%	January 1, 2028
Midland National Life Insurance Mortgage	10,559	10,665	3.50%	March 10, 2028
Minnesota Life Loan	19,337	19,569	3.78%	May 1, 2028
Transamerica Loan	57,217	59,357	4.35%	August 1, 2028
Total secured debt	$263,835	$267,964
Unamortized debt issuance costs, net	(1,003)	(1,174)
Unamortized premium/(discount), net	2	97
Total secured debt, net	$262,834	$266,887

Unsecured debt:
$100m KeyBank Term Loan	100,000	100,000	3.00%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	200,000	3.03%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	150,000	4.40%(1)(2)	May 2, 2027
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(1,674)	(2,010)
Total unsecured debt, net	$448,326	$447,990

Borrowings under line of credit:
KeyBank unsecured line of credit	155,400	155,400	6.51%(1)(3)	August 11, 2025
Total borrowings under line of credit	$155,400	$155,400

_______________

(1)	For the month of June 2024, the one-month term SOFR for our unsecured debt was 5.328% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 5.328%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.
(3)	$100 million of the outstanding borrowings under the KeyBank unsecured line of credit was swapped to a fixed USD-SOFR rate at a weighted average of 4.754%.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of June 30, 2024.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Indebtedness	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$263,835	$248,521	$267,964	$254,114
Unsecured debt	450,000	450,000	450,000	455,229
Borrowings under line of credit, net	155,400	155,400	155,400	155,599
Total	869,235	$853,921	873,364	$864,942
Unamortized debt issuance cost, net	(2,677)		(3,184)
Unamortized premium/(discount), net	2		97
Total carrying value	$866,560		$870,277

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

The following table sets forth a summary of our interest rate swaps as of June 30, 2024 and December 31, 2023.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Capital One, N.A.	July 13, 2022	July 1, 2022	Feb. 11, 2027	1.527%	$200,000	$200,000	$13,852	$12,539
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	Aug. 8, 2026	1.504%	$100,000	$100,000	$5,976	$5,692
JPMorgan Chase Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$2,751	$1,723
Wells Fargo Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$1,375	$861
Capital One, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$1,373	$852
Wells Fargo Bank, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.750%	$50,000	$50,000	$1	$(577)
JPMorgan Chase Bank, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(3)	$(292)
Capital One, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(2)	$(292)

_______________

(1)	Represents the notional value of interest rate swaps effective as of June 30, 2024.
(2)	As of June 30, 2024, the fair value of six of the interest rate swaps were in an asset position of approximately $25.3 million and the remaining two interest rate swaps were in a liability position of approximately $0.005 million.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $16,740 will be reclassified as a decrease to interest expense.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2024	2023	2024	2023
Amount of unrealized gain (loss) recognized in AOCI on derivatives	$(870)	$8,135	$4,817	$1,065
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,944	$3,414	$7,902	$6,266

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following tables summarize the Company’s interest rate swaps that are accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value Measurements as of June 30, 2024
Balance Sheet Line Item	Fair Value as of June 30, 2024	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$25,328	$—	$25,328	$—
Interest rate swaps - Liability	$(5)	$—	$(5)	$—

		Fair Value Measurements as of December 31, 2023
Balance Sheet Line Item	Fair Value as of December 31, 2023	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$21,667	$—	$21,667	$—
Interest rate swaps - Liability	$(1,161)	$—	$(1,161)	$—

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

As of June 30, 2024, the fair value of two of the eight interest rate swaps were in a net liability position. As of June 30, 2024, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at their termination value.

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

For the six months ended June 30, 2024, the Company did not issue shares of its common stock under the 2024 $200 Million ATM Program and 2023 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the six months ended June 30, 2024 and the year ended December 31, 2023.

	Cash Dividends Declared per Share	Aggregate Amount
2024
First quarter	$0.2400	$10,904
Second quarter	0.2400	10,928
Total	$0.4800	$21,832

2023
First quarter	$0.2250	$9,682
Second quarter	0.2250	9,709
Third quarter	0.2250	10,193
Fourth quarter	0.2250	10,193
Total	$0.9000	$39,777

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

OP Units outstanding as of June 30, 2024 and December 31, 2023 was 490,299.

The following table sets forth the OP Unit distributions that were declared during the six months ended June 30, 2024 and the year ended December 31, 2023.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2024
First quarter	$0.2400	$118
Second quarter	0.2400	118
Total	$0.4800	$236

2023
First quarter	$0.2250	$110
Second quarter	0.2250	110
Third quarter	0.2250	110
Fourth quarter	0.2250	110
Total	$0.9000	$440

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The proportionate share of the income (loss) attributed to the OP Units was $14 and ($30) for the three months ended June 30, 2024 and 2023, respectively, and $82 and ($68) for the six months ended June 30, 2024 and 2023, respectively.

9. Incentive Award Plan

Restricted Stock

The following table is a summary of the total restricted shares granted, forfeited and vested for the six months ended June 30, 2024:

Shares
Unvested restricted stock at January 1, 2024	370,843
Granted	146,102
Forfeited	—
Vested	(126,578)
Unvested restricted stock at June 30, 2024	390,367

The Company recorded equity-based compensation expense related to restricted stock in the amount of $822 and $691 for the three months ended June 30, 2024 and 2023, respectively, and $1,584 and $1,276 for the six months ended June 30, 2024 and 2023, respectively which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2024 was approximately $7,051 and is expected to be recognized over a weighted average period of approximately 2.9 years. The fair value of the 146,102 restricted shares granted during the six months ended June 30, 2024 was approximately $3,192 with a weighted average fair value of $21.85 per share.

Performance Stock Units

On April 15, 2024, the compensation committee of the board of directors approved, and the Company granted, 85,983 Performance Stock Units (“PSUs”) under the 2014 Incentive Award Plan to certain executive officers and key employees of the Company. The PSUs are subject to performance-based criteria including the Company’s total shareholder return (35%) and total shareholder return compared to the MSCI US REIT Index (65%) over a three-year performance period. Upon conclusion of the performance period, the final number of PSUs vested will range between zero to a maximum of 171,966 PSUs. All vested performance stock units will convert into shares of common stock on a 1-to-1 basis. Equity-based compensation expense is charged to earnings ratably from the grant date through to the end of the performance period.

The fair value of the PSUs of $1,757 was determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation applying Level 3 inputs as described in Note 2. The significant inputs into the model were: grant date of April 15, 2024, volatility of 29.0%, an expected annual dividend of 4.2%, and an annual risk-free interest rate of 4.87%.

The following table summarizes activity related to the Company’s unvested PSUs during the six months ended June 30, 2024 and year ended December 31, 2023.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	—	$—
Granted	51,410	30.15
Vested	—	—
Forfeited	—	—
Balance at December 31, 2023	51,410	$30.15
Granted	85,983	20.44
Vested	—	—
Forfeited	—	—
Balance at June 30, 2024	137,393	$24.07

The Company recorded equity-based compensation expense related to the PSUs in the amount of $289 and $25 for the three months ended June 30, 2024 and 2023, respectively and $441 and $25 for the six months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at June 30, 2024 was approximately $2,537 and is expected to be recognized over a weighted average period of approximately 2.2 years.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

10. Earnings per Share

Net Income (Loss) per Common Share

Basic and diluted earnings per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$1,328	$(2,634)	$7,614	$(5,970)
Less: Net income (loss) attributable to non-controlling interest	14	(30)	82	(68)
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	1,314	(2,604)	7,532	(5,902)
Less: Preferred Stock dividends	—	916	—	1,832
Less: Loss on extinguishment/redemption of Series A Preferred Stock	—	—	—	2
Less: Amount allocated to participating securities	94	82	188	170
Net income (loss) attributable to common stockholders	$1,220	$(3,602)	$7,344	$(7,906)
Denominator
Weighted-average common shares outstanding — basic	44,991,220	42,646,535	44,963,908	42,625,768
Effect of dilutive securities
Add: Stock-based compensation(1)	36,283	—	30,152	—
Weighted-average common shares outstanding — diluted	45,027,503	42,646,535	44,994,060	42,625,768
Net income (loss) per share – basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$0.03	$(0.08)	$0.16	$(0.19)
Net income (loss) per share attributable to common stockholders — diluted	$0.03	$(0.08)	$0.16	$(0.19)

_______________

(1)	During the three and six months ended June 30, 2024, there were approximately 156 and 32,144, respectively, unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share as including these shares would be anti-dilutive. During the three and six months ended June 30, 2023, all unvested restricted shares of common stock were deemed to be anti-dilutive due to the net loss attributable to common stockholders.

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

In periods where there is a net loss attributable to common stockholders, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities for the three and six months ended June 30, 2024 include the 390,367 shares of restricted common stock and 60,973 PSUs. The restricted common shares and PSUs have been excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 as the effect of including them would reduce the net loss per share.

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

Contingent Liability

Under the terms of the Plymouth MIR JV II LLC agreement executed July 6, 2023, the majority partner has the right to require us to purchase its 98% interest in the 297,583 square foot property located in Atlanta, GA at the greater of the property’s then-current fair market value, or, 150% of aggregate capital contributions made by the majority partner. Such right can be executed by the majority partner no sooner than June 1, 2025, and no later than August 29, 2025. As of June 30, 2024, the projected fair market value of the property at the date the put option is exercisable is expected to exceed the 150% of the aggregate capital contributions made by the majority partner, and as such, there is no contingent liability to recognize.

12. Subsequent Events

On July 18, 2024, the Company acquired a multi-building, multi-tenant industrial property, consisting of approximately 1,621,000 square feet, located in Memphis, TN for an aggregate purchase price of $100,500.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2024, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022 contained therein, which is accessible on the SEC’s website at www.sec.gov.

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

As of June 30, 2024, the Company, through its subsidiaries, owned 155 industrial properties comprising 210 buildings with an aggregate of approximately 33.8 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of June 30, 2024, the Company’s portfolio was approximately 97.0% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations & Leasing Activity

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from July 1, 2024 through to December 31, 2026, an aggregate of 44.1% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to adjust below market leases to reflect current market conditions.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed and commenced during the six months ended June 30, 2024.

Six Months Ended June 30, 2024	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Renewals	2,539,003	79.3%	$4.32	$4.91	13.7%	$0.11	$0.11
New Leases	660,913	20.7%	$4.19	$5.69	35.8%	$0.34	$0.33
Total/weighted average	3,199,916	100.0%	$4.29	$5.07	18.2%	$0.16	$0.16

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2023 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies.

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

For the three and six months ended June 30, 2024 and 2023, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repositioning during the period from January 1, 2023 through June 30, 2024.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended June 30, 2024 and 2023:

	Same Store Portfolio					Acquisitions, Dispositions and Other					Total Portfolio
	Three Months Ended June 30,		Change			Three Months Ended June 30,		Change			Three Months Ended June 30,		Change
	2024	2023	$	%		2024	2023	$	%		2024	2023	$	%
Revenue:
Rental revenue	$45,657	$45,715	$(58)	(0.1%	)	$2,992	$4,184	$(1,192)	(28.5%	)	$48,649	$49,899	$(1,250)	(2.5%	)
Management fee revenue and other income	—	—	—	—		37	—	37	0.0%		37	—	37	—
Total revenues	45,657	45,715	(58)	(0.1%	)	3,029	4,184	(1,155)	(27.6%	)_	48,686	49,899	(1,213)	(2.4%	)

Property expenses	13,294	14,392	(1,098)	(7.6%	)	275	1,298	(1,023)	(78.8%	)	13,569	15,690	(2,121)	(13.5%	)
Depreciation and amortization											21,347	23,417	(2,070)	(8.8%	)
General and administrative											3,880	3,842	38	1.0%
Total operating expenses											38,796	42,949	(4,153)	(9.7%	)

Other income (expense):
Interest expense											(9,411)	(9,584)	173	(1.8%	)
Gain on sale of real estate											849	—	849	—
Total other income (expense)											(8,562)	(9,584)	1,022	(10.7%	)

Net income (loss)											$1,328	$(2,634)	$3,962	150.4%

Rental revenue: Rental revenue decreased by $1,250 to $48,649 for the three months ended June 30, 2024 as compared to $49,899 for the three months ended June 30, 2023. This was primarily related to a net decrease of $58 within the Same Store Portfolio primarily due to an increase in rent income of $1,504 due to scheduled rent steps and leasing activities, an increase of $339 in tenant recoveries, partially offset by a decrease in non-cash rent adjustments of $1,901 and a net decrease of $1,192 within Acquisitions, Dispositions and Other primarily driven by a decrease in average occupancy during Q2 2024 compared to Q2 2023 and a decrease rental revenue and reimbursements from disposition activity which occurred between Q3 2023 and Q2 2024.

Property expenses: Property expenses decreased $2,121 for the three months ended June 30, 2024 to $13,569 as compared to $15,690 for the three months ended June 30, 2023. This was primarily due to property expenses for the Same Store Portfolio decreasing approximately $1,098 driven primarily by a decrease in real estate taxes and utilities of $2,701, partially offset by an increase of $1,603 in operating expenses, and a net decrease of $1,023 within Acquisitions, Dispositions and Other primarily due to a decrease in real estate taxes.

Depreciation and amortization: Depreciation and amortization expense decreased by $2,070 to $21,347 for the three months ended June 30, 2024 as compared to $23,417 for the three months ended June 30 2023, primarily due to a net decrease of $1,681 for the Same Store Portfolio and $389 within Acquisitions, Dispositions and Other due to full depreciation and amortization of certain assets during the three months ended June 30, 2024.

General and administrative: General and administrative expenses increased approximately $38 to $3,880 for the three months ended June 30, 2024 as compared to $3,842 for the three months ended June 30, 2023. The increase is attributable primarily to an increase in professional fees of $20.

Interest expense: Interest expense decreased by approximately $173 to $9,411 for the three months ended June 30, 2024, as compared to $9,584 for the three months ended June 30, 2023. The schedule below is a comparative analysis of the components of interest expense for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
Changes in accrued interest	$(316)	$158
Amortization of debt related costs	438	570
Total change in accrued interest and amortization of debt related costs	122	728
Cash interest paid	9,395	9,207
Capitalized interest	(106)	(351)
Total interest expense	$9,411	$9,584

Gain on sale of real estate: Gain on sale of real estate of $849 represents the gain recognized related to the sale of a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849 for the three months ended June 30, 2024. No sales of real estate occurred during the three months ended June 30, 2023.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the six months ended June 30, 2024 and 2023:

	Same Store Portfolio					Acquisitions, Dispositions and Other					Total Portfolio
	Six Months Ended June 30,		Change			Six Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2024	2023	$	%		2024	2023	$	%		2024	2023	$	%
Revenue:
Rental revenue	$92,588	$91,057	$1,531	1.7%		$6,251	$8,213	$(1,962)	(23.9%	)	$98,839	$99,270	$(431)	(0.4%	)
Management fee revenue and other income	—	—	—	—		75	29	46	158.6%		75	29	46	158.6%
Total revenues	92,588	91,057	1,531	1.7%		6,326	8,242	(1,916)	(23.2%	)	98,914	99,299	(385)	(0.4%	)

Property expenses	28,507	28,763	(256)	(0.9%	)	1,704	2,881	(1,177)	(40.9%	)	30,211	31,644	(1,433)	(4.5%	)
Depreciation and amortization											43,715	47,217	(3,502)	(7.4%	)
General and administrative											7,244	7,289	(45)	(0.6%	)
Total operating expenses											81,170	86,150	(4,980)	(5.8%	)

Other income (expense):
Interest expense											(19,009)	(19,119)	110	(0.6%	)
Gain on sale of real estate											8,879	—	8,879	—
Total other income (expense)											(10,130)	(19,119)	8,989	(47.0%	)

Net income (loss)											$7,614	$(5,970)	$13,584	227.5%

Rental revenue: Rental revenue decreased by $431 to $98,839 for the six months ended June 30, 2024 as compared to $99,270 for the six months ended June 30, 2023. This was primarily related to a net increase of $1,531 within the Same Store Portfolio primarily due to an increase in rent income of $2,657 due to scheduled rent steps and leasing activities, an increase of $1,953 in tenant recoveries, partially offset by a decrease in non-cash rent adjustments of $3,079 and a net decrease of $1,962 within Acquisitions, Dispositions and Other primarily driven by a decrease in average occupancy during the first half of 2024 compared to the first half of 2023 and a decrease in rental revenue and reimbursements from disposition activity which occurred between Q3 2023 and Q2 2024.

Property expenses: Property expenses decreased $1,433 for the six months ended June 30, 2024 to $30,211 as compared to $31,644 for the six months ended June 30, 2023. This was primarily due to property expenses for the Same Store Portfolio decreasing approximately $256 driven primarily by a decrease in real estate taxes of $1,792, partially offset by an increase in utilities and operating expenses of $1,536, and a net decrease of $1,177 within Acquisitions, Dispositions and Other driven primarily by a decrease in real estate taxes and utilities of $2,850, partially offset by an increase in operating expenses of $1,673.

Depreciation and amortization: Depreciation and amortization expense decreased by $3,502 to $43,715 for the six months ended June 30, 2024 as compared to $47,217 for the six months ended June 30 2023, primarily due to a net decrease of $2,919 for the Same Store Portfolio and $583 within Acquisitions, Dispositions and Other due to full depreciation and amortization of certain assets during the six months ended June 30, 2024.

General and administrative: General and administrative expenses decreased approximately $45 to $7,244 for the six months ended June 30, 2024 as compared to $7,289 for the six months ended June 30, 2023. The decrease is attributable primarily to a decrease in acquisition expenses of $85, partially offset by an increase in professional fees of $17.

Interest expense: Interest expense decreased by approximately $110 to $19,009 for the six months ended June 30, 2024, as compared to $19,119 for the six months ended June 30, 2023. The schedule below is a comparative analysis of the components of interest expense for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Changes in accrued interest	$(418)	$452
Amortization of debt related costs	876	1,138
Total change in accrued interest and amortization of debt related costs	458	1,590
Cash interest paid	18,732	18,215
Capitalized interest	(181)	(686)
Total interest expense	$19,009	$19,119

Gain on sale of real estate: Gain on sale of real estate of $8,879 represents the gain recognized upon a tenant’s notice to exercise its purchase option and the reclassification of the property to net investment in sales-type lease, recognizing a net gain of $8,030, and from the sale of a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849 for the six months ended June 30, 2024. No sales of real estate occurred during the six months ended June 30, 2023.

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

The following is a reconciliation from historical reported net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Six Months
(In thousands)	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
NOI:
Net income (loss)	$1,328	$(2,634)	$7,614	$(5,970)
General and administrative	3,880	3,842	7,244	7,289
Depreciation and amortization	21,347	23,417	43,715	47,217
Interest expense	9,411	9,584	19,009	19,119
Gain on sale of real estate	(849)	—	(8,879)	—
Management fee revenue and other income	(37)	—	(75)	(29)
NOI	$35,080	$34,209	$68,628	$67,626

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

	For the Three Months		For the Six Months
(In thousands)	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
EBITDAre:
Net income (loss)	$1,328	$(2,634)	$7,614	$(5,970)
Depreciation and amortization	21,347	23,417	43,715	47,217
Interest expense	9,411	9,584	19,009	19,119
Gain on sale of real estate	(849)	—	(8,879)	—
EBITDAre	$31,237	$30,367	$61,459	$60,366

FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance, thereby, providing investors the potential to compare our operating performance with that of other REITs. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. In December 2018, NAREIT issued a white paper restating the definition of FFO. The purpose of the restatement was not to change the fundamental definition of FFO, but to clarify existing NAREIT guidance. The restated definition of FFO is as follows: Net Income (Loss) (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We define FFO, consistent with the NAREIT definition. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends.

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

The following table sets forth a reconciliation of our historical net income (loss) FFO and Core FFO for the periods presented:

	For the Three Months		For the Six Months
(In thousands)	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
FFO:
Net income (loss)	$1,328	$(2,634)	$7,614	$(5,970)
Gain on sale of real estate	(849)	—	(8,879)	—
Depreciation and amortization	21,347	23,417	43,715	47,217
FFO	$21,826	$20,783	$42,450	$41,247
Preferred stock dividends	—	(916)	—	(1,832)
Acquisition expenses	—	4	—	85
Core FFO	$21,826	$19,871	$42,450	$39,500

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Six Months
(In thousands)	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
AFFO:
Core FFO	$21,826	$19,871	42,450	$39,500
Amortization of debt related costs	438	570	876	1,138
Non-cash interest expense	(316)	158	(418)	452
Stock compensation	1,111	716	2,025	1,301
Capitalized interest	(106)	(351)	(181)	(686)
Straight line rent	1,044	(705)	1,029	(1,617)
Above/below market lease rents	(293)	(669)	(611)	(1,403)
Recurring capital expenditures (1)	(1,407)	(1,092)	(2,401)	(2,898)
AFFO:	$22,297	$18,498	$42,769	$35,787

______________

(1)	Excludes non-recurring capital expenditures of $5,753 and $7,640 for the three months ended June 30, 2024 and 2023, respectively, and $8,753 and $16,053 for the six months ended June 30, 2024 and 2023, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$36,477	$39,499
Net cash used in investing activities	$(811)	$(18,520)
Net cash used in financing activities	$(25,741)	$(13,675)

Operating activities: Net cash provided by operating activities for the six months ended June 30, 2024 decreased approximately $3,022 compared to the six months ended June 30, 2023. The decrease was primarily attributable to an increase in cash used for Accounts payable, accrued expenses and other due to the timing of cash payments, partially offset by the incremental operating cash flows from developments placed in service between Q3 2023 and Q2 2024 and Same Store properties.

Investing activities: Net cash used in investing activities for the six months ended June 30, 2024 decreased approximately $17,709 compared to the six months ended June 30, 2023 primarily due to an increase in proceeds from the sale of real estate of $8,439, net investment in sales-type lease of $85 and a decrease in capital expenditures of $9,185.

Financing activities: Net cash used in financing activities for the six months ended June 30, 2024 increased $12,066 compared to the six months ended June 30, 2023. The change was predominantly driven by a decrease of $10,000 in net proceeds from the line of credit facility and a decrease of $1,558 in proceeds from common stock.

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

As of June 30, 2024, we had available liquidity of approximately $223.7 million, comprised of $29.1 million in cash and cash equivalents and $194.6 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of June 30, 2024

The following is a schedule of our indebtedness as of June 30, 2024 ($ in thousands):

Debt	Outstanding Balance	Interest rate at June 30, 2024	Final Maturity Date
Secured debt:
Ohio National Life Mortgage	18,078	4.14%	August 1, 2024
Allianz Loan	60,679	4.07%	April 10, 2026
Nationwide Loan	14,791	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	54,374	3.15%	January 1, 2028
Midland National Life Insurance Mortgage	10,559	3.50%	March 10, 2028
Minnesota Life Loan	19,337	3.78%	May 1, 2028
Transamerica Loan	57,217	4.35%	August 1, 2028
Total secured debt	$263,835
Unamortized debt issuance costs, net	(1,003)
Unamortized premium/(discount), net	2
Secured debt, net	$262,834
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.00%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.03%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.40%(1)(2)	May 2, 2027
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(1,674)
Unsecured debt, net	$448,326

Borrowings under line of credit:
KeyBank unsecured line of credit	155,400	6.51%(1)(3)	August 11, 2025
Total borrowings under line of credit	$155,400

_______________

(1)	For the month of June 2024, the one-month term SOFR for our unsecured debt was 5.328% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 5.328%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.
(3)	$100 million of the outstanding borrowings under the KeyBank unsecured line of credit was swapped to a fixed USD-SOFR rate at a weighted average of 4.754%.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of June 30, 2024, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

Stock Issuances (dollars in thousands)

Universal Shelf S-3 Registration Statement

On February 27, 2024, the Company and Operating Partnership filed an automatic shelf registration statement on Form S-3 (“2024 $750 Million S-3 Filing”) with the SEC registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities.

As June 30, 2024, the Company has $750,000 available for issuance under the 2024 $750 Million S-3 Filing.

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

For the six months ended June 30, 2024, the Company did not issue shares of its common stock under the 2024 $200 Million ATM Program and 2023 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Off-Balance Sheet Arrangements

As of June 30, 2024, we have no off-balance sheet arrangements.

Inflation

Prior to 2021, the rate of inflation was low and had minimal impact on the performance of our industrial properties in the markets in which we operate, however, inflation has significantly increased in recent periods and may remain at an elevated level or increase further. The majority of our leases are either triple net or provide for tenant recoveries for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of June 30, 2024, all our outstanding variable rate debt was fixed with interest rate swaps through maturity with the exception of the balance of $55,400 under the KeyBank unsecured line of credit. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of June 30, 2024, the Company had entered into eight interest rate swap agreements.

The following table details our outstanding interest rate swaps as of June 30, 2024:

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	June 30, 2024
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%	$200,000	$13,852
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%	$100,000	$5,976
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$2,751
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,375
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$1,373
Wells Fargo Bank, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.750%	$50,000	$1
JPMorgan Chase Bank, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(2)
Capital One, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(3)

_______________

(1)	Represents the notional value of interest rate swaps effective as of June 30, 2024.
(2)	As of June 30, 2024, the fair value of six of the interest rate swaps were in an asset position of approximately $25.3 million and the remaining two interest rate swaps were in a liability position of approximately $0.005 million.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $16,740 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At June 30, 2024, we had $605,400 of outstanding variable rate debt. As of June 30, 2024, all our outstanding variable debt was fixed with interest rate swaps through maturity, with the exception of the KeyBank unsecured line of credit which had only $100,000 of its $155,400 balance fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 6.88% during the six months ended June 30, 2024. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the six months ended June 30, 2024, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the six months ended June 30, 2024, our interest expense for the quarter would have increased by approximately $35. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a) None.

(b) None.

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

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

Dated: July 31, 2024