Form 10-Q
period 2024-09-30
Plymouth Industrial REIT, Inc.
filed 2024-11-12
CIK 1515816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the Registrant had outstanding 45,389,186 shares of common stock.

Plymouth Industrial REIT, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	3

	Condensed Consolidated Statements of Changes in Preferred Stock, Redeemable Non-controlling Interest and Equity for the Three and Nine Months Ended September 30, 2024 and 2023	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39

SIGNATURES		42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Real estate properties	$1,393,892	$1,567,866
Less: accumulated depreciation	(246,652)	(268,046)
Real estate properties, net	1,147,240	1,299,820

Real estate assets held for sale, net	199,548	—
Cash	21,383	14,493
Cash held in escrow	4,780	4,716
Restricted cash	7,393	6,995
Deferred lease intangibles, net	44,458	51,474
Other assets	49,256	42,734
Interest rate swaps	13,237	21,667
Forward contract asset	9,116	—
Total assets	$1,496,411	$1,441,899

Liabilities, Redeemable Non-controlling Interest and Equity
Liabilities:
Secured debt, net	$176,717	$266,887
Unsecured debt, net	448,465	447,990
Borrowings under line of credit	196,400	155,400
Accounts payable, accrued expenses and other liabilities	83,397	73,904
Real estate liabilities held for sale, net	67,982	—
Warrant liability	73,335	—
Deferred lease intangibles, net	5,095	6,044
Financing lease liability	2,290	2,271
Interest rate swaps	1,085	1,161
Total liabilities	1,054,766	953,657
Commitments and contingencies (Note 12)

Redeemable non-controlling interest - Series C Preferred Units, 500,000 units authorized, (aggregate liquidation preference of $82,229 and $0 at September 30, 2024 and December 31, 2023, respectively)	426	—

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 45,390,436 and 45,250,184 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	454	452
Additional paid in capital	614,716	644,938
Accumulated deficit	(190,675)	(182,606)
Accumulated other comprehensive income	11,969	20,233
Total stockholders' equity	436,464	483,017
Non-controlling interest	4,755	5,225
Total equity	441,219	488,242
Total liabilities, redeemable non-controlling interest and equity	$1,496,411	$1,441,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Rental revenue	$51,432	$49,736	$150,271	$149,006
Management fee revenue and other income	439	29	514	58
Total revenues	51,871	49,765	150,785	149,064

Operating expenses:
Property	17,374	15,754	47,585	47,398
Depreciation and amortization	21,010	22,881	64,725	70,098
General and administrative	3,582	3,297	10,826	10,586
Total operating expenses	41,966	41,932	123,136	128,082

Other income (expense):
Interest expense	(10,359)	(9,473)	(29,368)	(28,592)
Loss on extinguishment of debt	—	(72)	—	(72)
Gain (loss) on sale of real estate	(234)	12,112	8,645	12,112
Loss on financing transaction	(14,657)	—	(14,657)	—
Total other income (expense)	(25,250)	2,567	(35,380)	(16,552)

Net income (loss)	(15,345)	10,400	(7,731)	4,430
Less: Net income (loss) attributable to non-controlling interest	(170)	114	(88)	46
Less: Net income (loss) attributable to redeemable non-controlling interest - Series C Preferred Units	426	—	426	—
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	(15,601)	10,286	(8,069)	4,384
Less: Preferred Stock dividends	—	677	—	2,509
Less: Loss on extinguishment/redemption of Series A Preferred Stock	—	2,021	—	2,023
Less: Amount allocated to participating securities	89	83	277	253
Net income (loss) attributable to common stockholders	$(15,690)	$7,505	$(8,346)	$(401)
Net income (loss) per share attributable to common stockholders — basic	$(0.35)	$0.17	$(0.19)	$(0.01)
Net income (loss) per share attributable to common stockholders — diluted	$(0.35)	$0.17	$(0.19)	$(0.01)

Weighted-average common shares outstanding — basic	45,009,273	44,056,855	44,979,140	43,108,039
Weighted-average common shares outstanding — diluted	45,009,273	44,139,603	44,979,140	43,108,039

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(15,345)	$10,400	$(7,731)	$4,430

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	(13,171)	2,935	(8,354)	4,000
Other comprehensive income (loss)	(13,171)	2,935	(8,354)	4,000
Comprehensive income (loss)	(28,516)	13,335	(16,085)	8,430
Less: Net income (loss) attributable to non-controlling interest	(170)	114	(88)	46
Less: Net income (loss) attributable to redeemable non-controlling interest - Series C Preferred Units	426	—	426	—
Less: Other comprehensive income (loss) attributable to non-controlling interest	(142)	32	(90)	44
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$(28,630)	$13,189	$(16,333)	$8,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK,
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock		Redeemable Non-controlling Interest		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Amount		Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2024	—	$—	$—		42,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242
Net proceeds from common stock	—	—	—		—	—	(245)	—	—	(245)	—	(245)
Stock based compensation	—	—	—		—	—	914	—	—	914	—	914
Restricted shares issued (forfeited)	—	—	—		131,892	1	(1)	—	—	—	—	—
Dividends and distributions	—	—	—		—	—	(10,904)	—	—	(10,904)	(118)	(11,022)
Other comprehensive income (loss)	—	—	—		—	—	—	—	5,626	5,626	61	5,687
Reallocation of non-controlling interest	—	—	—		—	—	(51)	—	—	(51)	51	—
Net income (loss)	—	—	—		—	—	—	6,218	—	6,218	68	6,286
Balance, March 31, 2024	—	$—	$—	-	45,382,076	$453	$634,651	$(176,388)	$25,859	$484,575	$5,287	$489,862
Net proceeds from common stock	—	—	—		—	—	(65)	—	—	(65)	—	(65)
Stock based compensation	—	—	—		—	—	1,111	—	—	1,111	—	1,111
Restricted shares issued (forfeited)	—	—	—		14,210	1	(1)	—	—	—	—	—
Dividends and distributions	—	—	—		—	—	(10,928)	—	—	(10,928)	(118)	(11,046)
Other comprehensive income (loss)	—	—	—		—	—	—	—	(861)	(861)	(9)	(870)
Reallocation of non-controlling interest	—	—	—		—	—	42	—	—	42	(42)	—
Net income (loss)	—	—	—	-	—	—	—	1,314	—	1,314	14	1,328
Balance, June 30, 2024	—	$—	$—		45,396,286	$454	$624,810	$(175,074)	$24,998	$475,188	$5,132	$480,320
Net proceeds from common stock	—	—	—		—	—	(207)	—	—	(207)	—	(207)
Stock based compensation	—	—	—		—	—	1,093	—	—	1,093	—	1,093
Restricted shares issued (forfeited)	—	—	—		(5,850)	—	—	—	—	—	—	—
Dividends and distributions	—	—	—		—	—	(10,927)	—	—	(10,927)	(118)	(11,045)
Other comprehensive income (loss)	—	—	—		—	—	—	—	(13,029)	(13,029)	(142)	(13,171)
Reallocation of non-controlling interest	—	—	—		—	—	(53)	—	—	(53)	53	—
Net income (loss)	—	—	426	-	—	—	—	(15,601)	—	(15,601)	(170)	(15,771)
Balance, September 30, 2024	—	$—	$426		45,390,436	$454	$614,716	$(190,675)	$11,969	$436,464	$4,755	$441,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK,
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Preferred Stock			Redeemable Non-controlling Interest	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount		Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2023	1,955,513	$46,844		$—	42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381
Repurchase and extinguishment of Series A Preferred Stock	(1,730)	(41)		—	—	—	—	(2)	—	(2)	—	(2)
Net proceeds from common stock	—	—		—	—	—	(137)	—	—	(137)	—	(137)
Stock based compensation	—	—		—	—	—	585	—	—	585	—	585
Restricted shares issued (forfeited)	—	—		—	181,375	2	(2)	—	—	—	—	—
Dividends and distributions	—	—		—	—	—	(10,598)	—	—	(10,598)	(110)	(10,708)
Other comprehensive income (loss)	—	—		—	—	—	—	—	(6,989)	(6,989)	(81)	(7,070)
Reallocation of non-controlling interest	—	—		—	—	—	26	—	—	26	(26)	—
Net income (loss)	—	—		—	—	—	—	(3,298)	—	(3,298)	(38)	(3,336)
Balance, March 31, 2023	1,953,783	$46,803	-	$—	43,030,864	$430	$624,942	$(197,543)	$22,750	$450,579	$5,134	$455,713
Net proceeds from common stock	—	—		—	70,000	1	1,384	—	—	1,385	—	1,385
Stock based compensation	—	—		—	—	—	716	—	—	716	—	716
Dividends and distributions	—	—		—	—	—	(10,625)	—	—	(10,625)	(110)	(10,735)
Other comprehensive income (loss)	—	—		—	—	—	—	—	8,042	8,042	93	8,135
Reallocation of non-controlling interest	—	—		—	—	—	(3)	—	—	(3)	3	—
Net income (loss)	—	—	-	—	—	—	—	(2,604)	—	(2,604)	(30)	(2,634)
Balance, June 30, 2023	1,953,783	$46,803		$—	43,100,864	$431	$616,414	$(200,147)	$30,792	$447,490	$5,090	$452,580
Redemption of Series A Preferred Stock	(1,953,783)	(46,803)		—	—	—	(19)	(2,021)	—	(2,040)	—	(2,040)
Net proceeds from common stock	—	—		—	2,130,600	21	48,249	—	—	48,270	—	48,270
Stock based compensation	—	—		—	—	—	827	—	—	827	—	827
Restricted shares issued (forfeited)	—	—		—	18,720	—	—	—	—	—	—	—
Dividends and distributions	—	—		—	—	—	(10,870)	—	—	(10,870)	(110)	(10,980)
Other comprehensive income (loss)	—	—		—	—	—	—	—	2,903	2,903	32	2,935
Reallocation of non-controlling interest	—	—		—	—	—	(255)	—	—	(255)	255	—
Net income (loss)	—	—	-	—	—	—	—	10,286	—	10,286	114	10,400
Balance, September 30, 2023	—	$—		$—	45,250,184	$452	$654,346	$(191,882)	$33,695	$496,611	$5,381	$501,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$(7,731)	$4,430
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,725	70,098
Straight line rent adjustment	1,012	(1,833)
Intangible amortization in rental revenue, net	(910)	(1,820)
Loss on extinguishment of debt	—	72
Amortization of debt related costs	1,346	1,708
Stock based compensation	3,118	2,128
Loss on financing transaction	14,657	—
(Gain) loss on sale of real estate	(8,645)	(12,112)
Changes in operating assets and liabilities:
Other assets	(9,392)	588
Deferred leasing costs	(3,915)	(4,400)
Accounts payable, accrued expenses and other liabilities	(220)	4,400
Net cash provided by operating activities	54,045	63,259

Investing activities
Acquisition of real estate properties	(101,387)	—
Real estate improvements	(16,497)	(26,542)
Proceeds from sale of real estate	8,439	18,231
Net investment in sales-type lease	21,244	—
Net cash used in investing activities	(88,201)	(8,311)

Financing activities
(Payment) proceeds from issuance of common stock, net	(517)	49,499
Repayment of secured debt	(23,366)	(12,352)
Proceeds from line of credit facility	132,991	27,500
Repayment of line of credit facility	(91,991)	(40,000)
Repurchase of Series A Preferred Stock	—	(43)
Redemption of Series A Preferred Stock	—	(48,824)
Proceeds from financing transaction, net	58,670	—
Financing transaction issuance costs	(1,937)	—
Debt issuance costs	(28)	(27)
Dividends and distributions paid	(32,314)	(31,642)
Net cash provided by (used in) financing activities	41,508	(55,889)

Net increase (decrease) in cash, cash held in escrow, and restricted cash	7,352	(941)
Cash, cash held in escrow, and restricted cash at beginning of period	26,204	31,213
Cash, cash held in escrow, and restricted cash at end of period	$33,556	$30,272

Supplemental Cash Flow Disclosures:
Cash paid for interest	$28,672	$27,450

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in accounts payable, accrued expenses and other liabilities	$11,006	$10,205
Distribution payable to non-controlling interest holder	$118	$110
Financing transaction costs included in accounts payable, accrued expenses and other liabilities	$7,171	$—
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$3,608	$3,981
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$646	$1,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company,” “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership subsidiary, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of September 30, 2024 and December 31, 2023, the Company owned a 98.9% equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of September 30, 2024, the Company, through its subsidiaries, owned 158 industrial properties comprising 223 buildings with an aggregate of approximately 34.9 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2023 and 2022. Additional information regarding the Company’s significant accounting policies related to the accompanying interim condensed consolidated financial statements is as follows:

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

Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that the Operating Partnership is a VIE and the Company is the primary beneficiary. The Company's only significant asset is its investment in the Operating Partnership, and, therefore, substantially all of the Company’s assets and liabilities are the assets and liabilities of the Operating Partnership.

Risks and Uncertainties

The state of the overall economy can significantly impact the Company’s operational performance and thus impact its financial position. Should the Company experience a significant decline in operational performance, it may adversely affect the Company’s ability to make distributions to its stockholders, service debt, or meet other financial obligations.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets, stock-based compensation, preferred unit forward contract asset and its warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the then-current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash collateral for its borrowings discussed in Note 5, and cash held in escrow for real estate tax, insurance, tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2024, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2024	2023
Cash	$21,383	$14,493
Cash held in escrow	4,780	4,716
Restricted cash	7,393	6,995
Cash, cash held in escrow, and restricted cash	$33,556	$26,204

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $6,815 and $6,787 at September 30, 2024 and December 31, 2023, respectively, and related accumulated amortization amounted to $4,363 and $3,603 at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the Company classified net unamortized debt issuance costs of $773 and $1,469, respectively, related to borrowings under the revolving line of credit facility to other assets in the condensed consolidated balance sheets.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Earnings (Loss) per Share

The Company follows the two-class method when computing net earnings (loss) per common share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. See Note 10 for details.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of our debt, interest rate swaps and performance stock units discussed in Notes 5, 6, and 9, respectively, in determining the fair value of the forward contract for preferred units discussed in Note 9, and in determining the fair value of warrants to purchase partnership units in Note 11.

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

The following tables summarize the Company’s forward contract asset, warrant liability and interest rate swaps that are accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

Balance Sheet Line Item	Fair Value as of September 30, 2024	Level 1	Level 2	Level 3
Forward contract asset	$9,116	$—	$—	$9,116
Interest rate swaps - Asset	$13,237	$—	$13,237	$—
Interest rate swaps - Liability	$(1,085)	$—	$(1,085)	$—
Warrant liability	$(73,335)	$—	$—	$(73,335)

Balance Sheet Line Item	Fair Value as of December 31, 2023	Level 1	Level 2	Level 3
Forward contract asset	$—	$—	$—	$—
Interest rate swaps - Asset	$21,667	$—	$21,667	$—
Interest rate swaps - Liability	$(1,161)	$—	$(1,161)	$—
Warrant liability	$—	$—	$—	$—

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Redeemable Non-Controlling Interest – Preferred Units

The Company applies the guidance enumerated in ASC 480, when determining the classification and measurement of preferred units. Preferred units subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. The Company classifies conditionally redeemable preferred units, which includes preferred units that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as mezzanine equity. The Company subsequently measures mezzanine equity based on whether the instrument is currently redeemable or whether or not it is probable the instrument will become redeemable. Upon determination that the instrument is probable of redemption, the Company will adjust the carrying value to the redemption value. If redemption is not probable, the Company will not adjust the carrying value of the instrument recorded as mezzanine equity other than to reflect dividends accrued and not yet paid, but which will be payable under the redemption feature.

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

Stock-Based Compensation

The Company grants stock-based compensation awards to our employees and directors typically in the form of restricted shares of common stock, and performance stock units for certain executive officers and key employees. The Company measures stock-based compensation expense based on the fair value of the awards on the grant date and recognizes the expense ratably over the applicable vesting period. Forfeitures of unvested shares are recognized in the period in which the forfeiture occurs.

Warrants

The Company accounts for warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  Warrants that are not considered indexed to the Company’s own stock are required to be accounted for as a liability. Liability-classified financial instruments are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the financial instrument after the issuance date is recorded in the condensed consolidated financial statements through earnings.

Recent Accounting Announcements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We are currently evaluating ASU 2023-07 to determine its impact on our disclosures.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Land	$177,155	$226,020
Buildings and improvements	1,087,628	1,203,355
Site improvements	114,993	130,638
Construction in progress	14,116	7,853
Real estate properties at cost	1,393,892	1,567,866
Less: accumulated depreciation	(246,652)	(268,046)
Real estate properties, net	$1,147,240	$1,299,820

Depreciation expense was $16,258 and $16,943 for the three months ended September 30, 2024 and 2023, respectively, and $50,502 and $50,705 for the nine months ended September 30, 2024 and 2023, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the nine months ended September 30, 2024:

Location	Date Acquired	Square Feet	Properties	Purchase Price (1)
Memphis, TN	July 18, 2024	1,625,241	4	$100,500
Total		1,625,241	4	$100,500

________________

(1)	Purchase price does not include capitalized acquisition costs.

The allocation of the aggregate purchase price in accordance with FASB, ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Nine Months Ended September 30, 2024
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$100,500	N/A
Acquisition costs	887	N/A
Total	$101,387

Allocation of Purchase Price
Land	$14,465	N/A
Building	73,213	N/A
Site improvements	3,494	N/A
Total real estate properties	91,172

Deferred Lease Intangibles
Tenant relationships	1,711	5.4
Leasing commissions	1,026	5.3
Above market lease value	710	6.7
Below market lease value	(1,443)	6.1
Lease in place value	8,211	4.4
Net deferred lease intangibles	10,215

Totals	$101,387

All acquisitions completed during the nine months ended September 30, 2024 were considered asset acquisitions under ASC 805.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Sale of Real Estate

During the nine months ended September 30, 2024, the Company sold a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849. During the nine months ended September 30, 2023, the Company sold a single, 306,000 square foot property located in Chicago, IL for approximately $19,926, recognizing a net gain of $12,112.

Real Estate Properties Held for Sale

On August 26, 2024, the Operating Partnership, Isosceles JV Investments, LLC, an affiliate of Sixth Street Partners, LLC (the “Investor”), and Isosceles JV, LLC, an affiliate of Sixth Street Partners, LLC (the “Joint Venture”), entered into a Limited Liability Company Interest Contribution Agreement (the “Contribution Agreement”), pursuant to which the Operating Partnership will contribute (the “Contribution”) 100% of its equity interests in directly and indirectly wholly-owned subsidiaries owning 34 properties located in and around the Chicago metropolitan statistical area (each, a “Chicago Property” and, collectively the “Chicago Properties”) to the Joint Venture, which will be owned 35% by Plymouth Chicago Portfolio, LLC, a wholly-owned subsidiary of the Operating Partnership, and 65% by the Investor. The aggregate purchase price for the Chicago Properties is $356,000, which includes the assumption by the Joint Venture of $56,898 of debt held by the Company that is currently outstanding with Transamerica Life Insurance Company (“Transamerica”) and secured by certain Chicago Properties. An additional $10,506 of debt held by the Company that is currently outstanding with Midland National Life Insurance Mortgage and secured by a single Chicago Property is also expected to be paid in full by the Company upon the close of the Contribution (refer to “Note 5 – Indebtedness”). The closing of the Contribution is scheduled to take place on the day that is 12 business days following the satisfaction or waiver of all of the condition’s precedent to the closing, including, without limitation, obtaining new financing and refinancing existing indebtedness secured by the Chicago Properties. The Contribution closing is anticipated to occur in the fourth quarter of 2024, however it is contingent on the satisfaction of the closing conditions, which cannot be assured.

As of September 30, 2024, due to the pending contribution of the Chicago Properties, the carrying amount of the Chicago Properties were classified as "Real estate assets held for sale, net" and "Real estate liabilities held for sale, net" on the condensed consolidated balance sheets. Upon classifying the Chicago Properties as "Real estate assets held for sale, net" and "Real estate liabilities held for sale, net", the Chicago Properties were recorded at the lower of the carrying value or fair value less costs to sell and the Company ceased recognizing depreciation on the Chicago Properties. The Company determined that the disposition is not considered discontinued operations as it does not represent a strategic shift that has or will have a material impact on the Company's operations and financial results.

Real estate assets and liabilities held for sale, net consisted of the following at September 30, 2024. The Company did not classify any properties as held for sale as of December 31, 2023.

September 30,
Assets	2024
Land	$60,359
Buildings and improvements	173,355
Site improvements	16,965
Construction in progress	3,789
254,468
Less: accumulated depreciation	(61,994)
Real estate properties held for sale, net	$192,474
Deferred lease intangibles, net	7,074
Real estate assets held for sale, net	199,548

Liabilities	September 30, 2024
Secured debt, net	$66,951
Deferred lease intangibles, net	1,031
Real estate liabilities held for sale, net	$67,982

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

4. Leases

As a Lessor

Operating Leases

We lease our properties to tenants under agreements that are typically classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the applicable lease term. Many of our leases have triple-net provisions or modified gross lease expense reimbursement provisions, which entitle us to recover certain operating expenses, such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses is recognized in rental revenue in the condensed consolidated statements of operations. Some of our tenants’ leases are subject to rent increases based on increases in the Consumer Price Index (“CPI”).

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the nine months ended September 30, 2024 and 2023, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from leases	$37,808	$36,783	$112,020	$109,163
Straight-line rent adjustments	17	216	(1,012)	1,833
Tenant recoveries	13,104	12,320	37,722	36,190
Amortization of above market leases	(151)	(158)	(420)	(494)
Amortization of below market leases	450	575	1,330	2,314
Total	$51,228	$49,736	$149,640	$149,006

Tenant recoveries included within rental revenue for the nine months ended September 30, 2024 and 2023 are variable in nature.

Sales Type Leases

During the quarter ended March 31, 2024, the tenant occupying a single-tenant industrial property located in Columbus, Ohio, provided notice of its intention to exercise its option to purchase the property at a fixed price of $21,480. As a result, we reclassified the respective real estate property to net investment in sales-type lease totaling $21,480 in our condensed consolidated balance sheets, effective as of the date of tenant notice, in the following amounts: (i) $19,605 from Real estate properties, (ii) $8,094 from Accumulated depreciation, (iii) $877 from net Deferred lease intangible assets, and (iv) $1,062 from Other assets. Further, we recognized a Gain on sale of real estate of $8,030 related to this transaction. On August 30, 2024, we completed the sale of the property and recognized selling costs of $234.

Earnings from our Net investment in sales-type leases are included in Rental revenue in the condensed consolidated statements of operations and totaled $204 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $631 and $0 for the nine months ended September 30, 2024 and 2023, respectively. Prior to this reclassification to Net investment in sales-type lease, earnings from this lease were recognized in Rental revenue in the condensed consolidated statements of operations.

Net investment in sales-type leases are assessed for credit loss allowances. No such allowances were recorded as of September 30, 2024 or December 31, 2023.

As a Lessee

Operating Leases

As of September 30, 2024, we are the lessee under four office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 0.3 to 31.3 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company's condensed consolidated balance sheets include the total operating right-of-use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. Total operating right-of-use assets and lease liabilities were approximately $4,420 and $5,216, respectively, as of September 30, 2024 and $4,829 and $5,789, respectively, as of December 31, 2023. The operating lease liability as of September 30, 2024 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 8.0 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the operating lease expense recognized during the three and nine months ended September 30, 2024 and 2023 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense included in general and administrative expense attributable to office leases	$177	$195	$599	$577
Operating lease expense included in property expense attributable to ground sublease	21	9	39	27
Non-cash adjustment due to straight-line rent adjustments	44	36	131	105
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$242	$240	$769	$709

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee:

October 1, 2024 – December 31, 2024	$325
2025	965
2026	876
2027	894
2028	865
Thereafter	2,658
Total minimum operating lease payments	$6,583
Less imputed interest	(1,367)
Total operating lease liability	$5,216

Financing Leases

As of September 30, 2024, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset in the amount of $825 and $845 as of September 30, 2024 and December 31, 2023, respectively, within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 31.3 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability in the amount of $2,290 and $2,271 as of September 30, 2024 and December 31, 2023, respectively, represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term, which, as of September 30, 2024, was 31.3 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three and nine months ended September 30, 2024 and 2023 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation/amortization of financing lease right-of-use assets	$7	$7	$21	$20
Interest expense for financing lease liability	45	45	135	134
Total financing lease cost	$52	$52	$156	$154

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our financing lease:

October 1, 2024 – December 31, 2024	$39
2025	170
2026	170
2027	170
2028	170
Thereafter	6,195
Total minimum financing lease payments	$6,914
Less imputed interest	(4,624)
Total financing lease liability	$2,290

5. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of September 30, 2024 and December 31, 2023.

	Outstanding Balance at		Interest rate at
Debt	September 30, 2024	December 31, 2023	September 30, 2024	Final Maturity Date
Secured debt:
Ohio National Life Mortgage(4)	—	18,409	4.14%	August 1, 2024
Allianz Loan	60,383	61,260	4.07%	April 10, 2026
Nationwide Loan	14,712	14,948	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	54,079	54,956	3.15%	January 1, 2028
Midland National Life Insurance Mortgage(5)	10,506	10,665	3.50%	March 10, 2028
Minnesota Life Loan	19,220	19,569	3.78%	May 1, 2028
Transamerica Loan(5)	56,898	59,357	4.35%	August 1, 2028
Total secured debt	$244,598	$267,964
Unamortized debt issuance costs, net	(916)	(1,174)
Unamortized premium/(discount), net	(14)	97
Total secured debt, net	$243,668	$266,887

Unsecured debt:
$100m KeyBank Term Loan	100,000	100,000	3.00%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	200,000	3.03%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	150,000	4.40%(1)(2)	May 2, 2027
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(1,535)	(2,010)
Total unsecured debt, net	$448,465	$447,990

Borrowings under line of credit:
KeyBank unsecured line of credit	196,400	155,400	6.41%(1)(3)	August 11, 2025
Total borrowings under line of credit	$196,400	$155,400

_______________

(1)	For the month of September 2024, the one-month term SOFR for our unsecured debt was 5.195% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 4.980%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.
(3)	$100 million of the outstanding borrowings under the KeyBank unsecured line of credit was swapped to a fixed USD-SOFR rate at a weighted average of 4.754%.
(4)	On August 1, 2024, the Company repaid in full, the outstanding principal and interest balance of approximately $18.1 million on the Ohio National Life Mortgage using proceeds from the KeyBank unsecured line of credit.
(5)	As of September 30, 2024, the Midland National Life Insurance Mortgage and the Transamerica Loan were reclassified to Real estate liabilities held for sale, net on our condensed consolidated balance sheets.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for its secured and unsecured debt and unsecured revolving line of credit as of September 30, 2024.

Fair Value of Debt

The fair value of our debt and borrowings under our revolving line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Indebtedness	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$244,598	$233,530	$267,964	$254,114
Unsecured debt	450,000	450,000	450,000	455,229
Borrowings under revolving line of credit, net	196,400	196,400	155,400	155,599
Total	890,998	$879,930	873,364	$864,942
Unamortized debt issuance cost, net	(2,451)		(3,184)
Unamortized premium/(discount), net	(14)		97
Total carrying value	$888,533		$870,277

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During the nine months ended September 30, 2024 and the year ended December 31, 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth a summary of our interest rate swaps as of September 30, 2024 and December 31, 2023.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Capital One, N.A.	July 13, 2022	July 1, 2022	Feb. 11, 2027	1.527%	$200,000	$200,000	$8,253	$12,539
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	Aug. 8, 2026	1.504%	$100,000	$100,000	$3,477	$5,692
JPMorgan Chase Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$754	$1,723
Wells Fargo Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$377	$861
Capital One, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$376	$852
Wells Fargo Bank, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.750%	$50,000	$50,000	$(540)	$(577)
JPMorgan Chase Bank, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(272)	$(292)
Capital One, N.A.	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(273)	$(292)

_______________

(1)	Represents the notional value of interest rate swaps effective as of September 30, 2024.
(2)	As of September 30, 2024, the fair value of five of the interest rate swaps were in an asset position of approximately $13.2 million and the remaining three interest rate swaps were in a liability position of approximately $1.1 million.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $10,653 will be reclassified as a decrease to interest expense.

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2024	2023	2024	2023
Amount of unrealized gain (loss) recognized in AOCI on derivatives	$(13,171)	$2,935	$(8,354)	$4,000
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,958	$3,764	$11,860	$10,030

Fair Value of Interest Rate Swaps

The Company’s valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As of September 30, 2024, the fair value of three of the eight interest rate swaps were in a net liability position. As of September 30, 2024, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at their termination value.

7. Common Stock

ATM Program

On February 27, 2024, the Company and the Operating Partnership entered into a distribution agreement with certain sales agents, forward sellers and forward purchasers, as applicable, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, with aggregate gross proceeds not to exceed $200,000 through an “at-the-market” equity offering program (the “2024 $200 Million ATM Program”). The 2024 $200 Million ATM Program replaced the previous $200 million ATM program, which was entered into on February 28, 2023 (“2023 $200 Million ATM Program”).

For the nine months ended September 30, 2024, the Company did not issue any shares of its common stock under the 2024 $200 Million ATM Program or 2023 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the nine months ended September 30, 2024 and the year ended December 31, 2023.

	Cash Dividends Declared per Share	Aggregate Amount
2024
First quarter	$0.2400	$10,904
Second quarter	0.2400	10,928
Third quarter	0.2400	10,927
Total	$0.7200	$32,759

2023
First quarter	$0.2250	$9,682
Second quarter	0.2250	9,709
Third quarter	0.2250	10,193
Fourth quarter	0.2250	10,193
Total	$0.9000	$39,777

8. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, issued Operating Partnership Units (“OP Units”) to the former owners as part of the acquisition consideration. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also elect to tender their respective OP Units for redemption by the Company for cash or, at our election, for shares of our common stock on a 1-to-1 basis. Upon conversion, the Company adjusts the carrying value of non-controlling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying condensed consolidated statements of changes in preferred stock and equity.

OP Units outstanding as of September 30, 2024 and December 31, 2023 was 490,299.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the OP Unit distributions that were declared during the nine months ended September 30, 2024 and the year ended December 31, 2023.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2024
First quarter	$0.2400	$118
Second quarter	0.2400	118
Third quarter	0.2400	118
Total	$0.7200	$354

2023
First quarter	$0.2250	$110
Second quarter	0.2250	110
Third quarter	0.2250	110
Fourth quarter	0.2250	110
Total	$0.9000	$440

The proportionate share of the income (loss) attributed to the OP Units was ($170) and $114 for the three months ended September 30, 2024 and 2023, respectively, and ($88) and $46 for the nine months ended September 30, 2024 and 2023, respectively.

Redeemable Non-controlling Interest - Series C Preferred Units

On August 26, 2024, the Company, through its Operating Partnership, issued 60,910 Non-Convertible Cumulative Series C Preferred Units (“Series C Preferred Units”), at a price of $1,000 per Series C Preferred Unit, for gross proceeds of $60,910, net of $7,280 in Investor fees to be paid in four equal installments at closing and each anniversary over the next three years and $4,068 issuance costs, to the Investor pursuant to the Securities Purchase Agreement (“Purchase Agreement”). Bundled with the issuance of 60,910 Series C Preferred Units, the Company, through its Operating Partnership, also issued (i) a forward contract, pursuant to which the Operating Partnership will sell an additional 79,090 Series C Preferred Units at a price of $1,000 per Series C Preferred Unit within 270 days upon execution of the Purchase Agreement, and (ii) warrants that are exercisable into 11,760,000 of OP Units (“Warrants”).

The Company has classified the Series C Preferred Units as redeemable non-controlling interests within the mezzanine equity section of the condensed consolidated balance sheets as it includes a redemption feature outside the control of the Company. The forward contract asset requires the issuance of additional shares of Series C Preferred Units, is therefore indexed to a contingent obligation to redeem our own stock and settle in cash, and therefore is required to be classified as an asset (or liability as the case may be) and recorded at fair value with changes in value recognized in earnings. As discussed in Note 11, the Warrants are liability-classified with an initial fair value at issuance of $89,856, with subsequent changes in its fair value recognized in earnings. The net proceeds at issuance were first attributed to the Warrants and the forward contract asset, resulting in the Company recording a loss on issuance of $18,746 and initially recording the Series C Preferred Units for a nominal amount of $0.01. Issuance costs are expensed as incurred and included within the Loss on financing transaction.

While the Series C Preferred Units can be redeemed contingent upon the occurrence of a person or group becoming the owner of 50% or more of the total voting power of all shares of the Company’s capital stock, the consummation of a consolidation, merger or similar transaction involving the Operating Partnership or the Company, or if the Company’s common stock (the “Common Stock”) is delisted from the New York Stock Exchange, or cease to be traded in contemplation of a delisting of such shares of Common Stock (simply, upon a “Fundamental Change”), the occurrence of a Fundamental Change is not within the control of the Company. The Company determined that the occurrence of a Fundamental Change is not probable; as a result, the carrying amount of the Series C Preferred Units will not be required to be accreted to redemption value until the Series C Preferred Units either become currently redeemable or probable of becoming redeemable.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The relevant features of the Series C Preferred Units are as follows:

Liquidation Rights

In the event the Operating Partnership voluntarily or involuntarily liquidates, dissolves or winds up, the holders of Series C Preferred Units at the time will be entitled to receive liquidating distributions in an amount equal to the “Liquidation Preference.” The Liquidation Preference is calculated as the greater of: (i) the $1,000 stated value of the Series C Preferred Units plus accrued and unpaid distributions on the Series C Preferred Units through the applicable liquidation date, or (ii) an amount of cash for each Series C Preferred Unit equal to $1,350 less the aggregate amount of Cash Distributions (as defined below) actually paid in respect of each Series C Preferred Unit after the issue date and through the applicable liquidation date.

The liquidating distributions will be paid out of assets legally available for distribution and before any distribution of assets are made to holders of any other junior securities of the Operating Partnership.

Redemption Rights

The Operating Partnership shall have the right, at its option, to redeem the Series C Preferred Units, in whole or in part, at any time in a cash amount equal to the liquidation preference in effect at the time of such redemption.

If the Operating Partnership or the Company executes an agreement whose performance would constitute a Fundamental Change, then the Operating Partnership shall be required to redeem the Series C Preferred Units, in whole, on the applicable redemption date at a price equal to the Liquidation Preference, to the extent the Operating Partnership has funds legally available to do so.

Voting Rights

Holders of the Series C Preferred Units will not be entitled to vote on any matter or to participate in any meeting of partners.

Dividend Rights

Holders are entitled to receive, on a cumulative basis, (i) distributions in the form of fully paid Series C Preferred Units known as “PIK Distributions” which will be payable at the “PIK Distribution Rate” and (ii) distributions in the form of cash known as “Cash Distributions” which will be payable at the “Cash Distribution Rate.” The PIK Distributions and Cash Distributions will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

The Cash Distribution Rate is a rate per annum equal to (a) 4.0% within the first 5 years after August 26, 2024, the (“Original Issue Date”), (b) 8.0% in the 6th and 7th years after the Original Issue Date, and (c) 12.0% starting from the 8th year after the Original Issue Date and each subsequent year thereafter.

The PIK Distribution Rate is a rate per annum equal to (a) within the first 5 years after the Original Issue Date, 7.0% less the applicable Cash Distribution Rate, (b) in the 6th and 7th years after the Original Issue Date, the greater of: (i) 12.0% or (ii) SOFR plus 650 basis points less the applicable Cash Distribution Rate, and (c) from the 8th year after the Original Issue Date and each subsequent year thereafter, the greater of (i) 16.0% or (ii) SOFR plus 1,050 basis points, less the applicable Cash Distribution Rate.

Distributions on each Series C Preferred Unit will accrue on the $1,000 stated value of each Series C Preferred Unit as well as on all unpaid distributions that have accrued and accumulated for all prior distribution periods. Unpaid distributions incurred as of the end of the quarter are accreted and accumulated with prior unpaid distributions within redeemable non-controlling interest – Series C Preferred Units on our condensed consolidated balance sheets and as an adjustment to net income (loss) within the condensed consolidated statements of operations. Any cash distributions paid are recorded as an adjustment to the carrying value of the redeemable non-controlling interest – Series C Preferred Units. As of September 30, 2024, the $426 reflected within redeemable non-controlling interest – Series C Preferred Units represents the cash and PIK dividends accrued during the third quarter of 2024.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series C Preferred Unit distributions that were incurred during the third quarter of 2024. There were no distributions incurred prior to the third quarter of 2024.

2024	Cash Dividends per Unit	Aggregate Amount in Dollars
Third Quarter	$4.00	$243.0
Total	$4.00	$243.0

2024	PIK Dividends per Unit	Aggregate Amount in Dollars
Third Quarter	$3.00	$183.0
Total	$3.00	$183.0

Fair Market Value of Forward Contract Asset

The forward contract asset represents the fair market value of the Company’s obligation to sell the additional 79,090 Series C Preferred Units within 270 days upon the execution of the Purchase Agreement. The fair value of the forward contract asset is re-measured at each financial reporting period with any changes in fair value recognized in the accompanying condensed consolidated statements of operations as a Loss on financing transaction.

A roll-forward of the forward contract asset is as follows:

Balance upon issuance August 26, 2024	$10,200
Unrealized gain (loss)	(1,084)
Balance at September 30, 2024	$9,116

The initial value of the forward contract asset in the amount of $10,200 at August 26, 2024 represents their fair value determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 5.51%. The forward contract asset in the amount of $9,116 at September 30, 2024 represents their fair value determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 5.38%.

9. Incentive Award Plan

Restricted Stock

The following table is a summary of the total restricted shares granted, forfeited and vested for the nine months ended September 30, 2024:

Shares
Unvested restricted stock at January 1, 2024	370,843
Granted	146,102
Forfeited	(5,850)
Vested	(140,170)
Unvested restricted stock at September 30, 2024	370,925

The Company recorded equity-based compensation expense related to restricted stock in the amount of $779 and $674 for the three months ended September 30, 2024 and 2023, respectively, and $2,363 and $1,950 for the nine months ended September 30, 2024 and 2023, respectively which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2024 was approximately $6,140 and is expected to be recognized over a weighted average period of approximately 2.7 years. The fair value of the 146,102 restricted shares granted during the nine months ended September 30, 2024 was approximately $3,192 with a weighted average fair value of $21.85 per share.

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

The following table summarizes activity related to the Company’s unvested PSUs during the nine months ended September 30, 2024 and year ended December 31, 2023.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	—	$—
Granted	51,410	30.15
Vested	—	—
Forfeited	—	—
Balance at December 31, 2023	51,410	$30.15
Granted	85,983	20.44
Vested	—	—
Forfeited	—	—
Balance at September 30, 2024	137,393	$24.07

The Company recorded equity-based compensation expense related to the PSUs in the amount of $314 and $153 for the three months ended September 30, 2024 and 2023, respectively, and $755 and $178 for the nine months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at September 30, 2024 was approximately $2,222 and is expected to be recognized over a weighted-average period of approximately 2.0 years.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

10. Earnings per Share

Net Income (Loss) Attributable to Common Stockholders

Basic and diluted earnings per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$(15,345)	$10,400	$(7,731)	$4,430
Less: Net income (loss) attributable to non-controlling interest	(170)	114	(88)	46
Less: Net income (loss) attributable to redeemable non-controlling interest - Series C Preferred Units	426	—	426	—
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	(15,601)	10,286	(8,069)	4,384
Less: Preferred Stock dividends	—	677	—	2,509
Less: Loss on extinguishment/redemption of Series A Preferred Stock	—	2,021	—	2,023
Less: Amount allocated to participating securities	89	83	277	253
Net income (loss) attributable to common stockholders	$(15,690)	$7,505	$(8,346)	$(401)
Denominator
Weighted-average common shares outstanding — basic	45,009,273	44,056,855	44,979,140	43,108,039
Effect of dilutive securities
Add: Stock-based compensation(1)	—	82,748	—	—
Weighted-average common shares outstanding — diluted	45,009,273	44,139,603	44,979,140	43,108,039
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$(0.35)	$0.17	$(0.19)	$(0.01)
Net income (loss) per share attributable to common stockholders — diluted	$(0.35)	$0.17	$(0.19)	$(0.01)

_______________

(1)	During the three months September 30, 2023, there were approximately 156 unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share as including these shares would be anti-dilutive. During the three and nine months ended September 30, 2024 and nine months ended September 30, 2023, all unvested restricted shares of common stock were deemed to be anti-dilutive due to the net loss attributable to common stockholders. During the three and nine months ended September 30, 2024, all warrants were out of the money and were also excluded from the computation of diluted earnings per share as they were deemed to be anti-dilutive.

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

In periods where there is a net loss attributable to common stockholders, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company's potential dilutive securities for the three months ended September 30, 2023 include the 370,843 shares of restricted common stock and 51,410 PSUs. The restricted common shares, PSUs and out of the money warrants have been excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and nine months ended September 30, 2023 as the effect of including them would reduce the net loss per share.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

11. Warrant Liability

On August 26, 2024, the Company and the Operating Partnership entered into the Purchase Agreement with the Investor, as discussed in Note 8. Pursuant to the Purchase Agreement, the Operating Partnership agreed to issue and sell to the Investor warrants (the “Warrants”) to purchase, in the aggregate, up to 11,760,000 OP Units.

The Warrants were issued in three tranches pursuant to a warrant agreement (the “Warrant Agreement”) entered into by the Company, the Operating Partnership and the Investor on the Original Issue Date:

•	The first tranche is for 4,410,000 OP Units with an initial strike price of $25.25 per unit;
•	The second tranche is for 2,940,000 OP Units with an initial strike price of $26.25 per unit; and,
•	The third tranche is for 4,410,000 OP Units with an initial strike price of $27.25 per unit.

Once the holder of such Warrants exercises the Warrants into OP Units, the holder can elect to tender for redemption the OP Units in exchange for cash, however the Company can elect to settle these OP Units for either cash or shares of the Company’s Common Stock at the election of the Company pursuant to the exchange right set forth in the Warrant Agreement. The Warrants are exercisable on a net settlement basis and expire on August 26, 2029, subject to a two-year extension under certain conditions.

The Warrants provide standard antidilution adjustments, as well as adjustments in the strike price of the Warrants to an amount equal to the issuance price per share, of the Common Stock or OP Unit, if the Company or the Operating Partnership issues (or otherwise sells) any shares of Common Stock, OP Units, or equity-linked securities, if Company or the Operating Partnership reprices or amends any of its any existing equity-linked securities and upon the payment of dividends. This provision does not meet the definition of a down round feature as it is not solely related to an issuance of equity securities. Therefore, the Warrants are not considered indexed to the Operating Partnership’s own stock and required to be accounted for as derivative liabilities, initially recognized at fair value, and subsequently remeasured to fair value with changes in fair value recognized in earnings.

In accordance with the adjustment provisions outlined within the Warrant Agreement, the associated strike price and amount of each tranche of Warrants were adjusted to the following at September 30, 2024:

•	The first tranche is for 4,456,832 OP Units with an initial strike price of $24.98 per unit,
•	The second tranche is for 2,971,221 OP Units with an initial strike price of $25.97 per unit, and
•	The third tranche is for 4,456,832 OP Units with an initial strike price of $26.96 per unit.

Redemption

The Operating Partnership has the right to redeem all outstanding Warrants for cash if the volume-weighted average price of the Common Stock for the 90 consecutive trading days ending on the 5th anniversary of the Original Issue Date (“Redemption VWAP”) is less than $21.00. This redemption right may only be exercised once and, if exercised, must be exercised in redemption of all outstanding Warrants at such time. The Operating Partnership does not have the right to redeem the Warrants at its election.

In the event of a redemption, if the Operating Partnership does not pay the applicable redemption price, calculated in accordance with the Warrant Agreement, prior to the close of business on the redemption date, then any amounts paid after the redemption date shall accrue interest at a rate of 10.0% per annum, compounding monthly.

Exercise of Warrants

Holders of the Warrants will have the right to submit all, or any whole number of Warrants that is less than all of their Warrants for exercise at any time during the first 5 years after the date of issuance of the Warrants. This can be extended to 7 years if the volume-weighted average price of the Common Stock for the 90 consecutive trading days ending on the 5th anniversary of the issuance date is equal to or less than the strike price of the Warrants.

Settlement Upon Exercise

Upon the exercise of any Warrant, the Operating Partnership will settle such exercise by paying or delivering OP Units according to either a physical or cashless settlement.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The exercise price of the Warrants is subject to adjustment upon the occurrence of:

•	Stock dividends, splits or combinations,
•	The distribution of rights, options or warrants of the Company’s Common Stock
•	Distributions of shares of capital stock or other property
•	Cash dividends and distributions
•	Tender or exchange offers made by the Company or any of its subsidiaries for shares of Common Stock
•	Degressive Issuances

Exchange Right

Each holder of the Warrants who exercises their Warrants to obtain OP Units will have the right to require the Operating Partnership to redeem all or a portion of the OP Units held by the holder. The settlement amount subject to the redemption right is a cash amount equal to:

•	The last reported sale price per share of Common Stock on the trading day immediately prior to the date that the redemption is exercised, multiplied by the number of shares of Common Stock equal to the product of the number of OP Units offered for redemption by the holder, multiplied by the Conversion Factor.
•	The Conversion Factor is 1.0 but is subject to adjustment if the Company declares or pays a dividend on its Common Stock or makes a distribution to all holders of its Common Stock in shares of outstanding Common Stock, subdivides its Common Stock or combines its outstanding Common Stock. The Conversion Factor will also be adjusted if the Company enters into a merger, acquisition, combination or consolidation where the Company is no longer the general partner of the Operating Partnership.

If a holder exercises their redemption right, the Company will have the sole and absolute discretion to elect to redeem the OP Units by paying to the holder either the settlement amount or an amount in the Company’s Common Stock.

Fair Market Value of Warrants

The fair value of the Warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized loss/gain of Warrants in the accompanying condensed consolidated statements of operations, included within Loss on financing transaction. The Warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the three and nine months ended September 30, 2024.

A roll-forward of the warrant liability is as follows:

Balance upon issuance August 26, 2024	$89,856
Unrealized (gain) loss	(16,521)
Balance at September 30, 2024	$73,335

The initial value of the Warrants in the amount of $89,856 at August 26, 2024 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $25.25, $26.25 and $27.25, respective to each tranche, volatility of 28.0%, an expected dividend yield of 4.3%, a variable term of 5 or 7 years and an annual risk-free interest rate of 3.7%. The warrants in the amount of $73,335 at September 30, 2024 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $25.25, $26.25 and $27.25, respective to each tranche, volatility of 28.0%, an expected dividend yield of 4.3%, a variable term of 5 or 7 years and an annual risk-free interest rate of 3.7%.

12. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, Managing Director, Chief Financial Officer, and Executive Vice President Asset Management. As approved by the compensation committee of the Board of Directors, the agreements provide for base salaries ranging from $350 to $650 annually with discretionary cash and stock performance awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Contingent Liability

Under the terms of the Plymouth MIR JV II LLC agreement executed July 6, 2023, the majority partner has the right to require us to purchase its 98% interest in the 297,583 square foot property located in Atlanta, GA at the greater of the property’s then-current fair market value, or, 150% of aggregate capital contributions made by the majority partner. Such right can be executed by the majority partner no sooner than June 1, 2025, and no later than August 29, 2025. As of September 30, 2024, the projected fair market value of the property at the date the put option is exercisable is expected to exceed the 150% of the aggregate capital contributions made by the majority partner, and as such, there is no contingent liability to recognize.

13. Subsequent Events

On November 6, 2024, the Company entered into a $600 million amended and restated unsecured credit facility, comprised of (1) a revolving credit facility that expands from $350 million to $500 million, maturing in November 2028 and has one, one-year extension option, subject to certain conditions; and (2) a $100 million term loan that matures in November 2028 and has one, one-year extension option, subject to certain conditions. The $100 million term loan replaces the current $100m KeyBank Term Loan set to mature August 11, 2026. The amended and restated unsecured credit facility includes an accordion feature enabling the Company to increase the total borrowing capacity under the credit facility and term loans up to an aggregate of $1.5 billion, subject to certain conditions. Borrowings under the credit agreement, as amended, bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0%) or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Company’s total leverage ratio.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended September 30, 2024 and 2023 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2024, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2023 and 2022 contained therein, which is accessible on the SEC’s website at www.sec.gov.

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

As of September 30, 2024, the Company, through its subsidiaries, owned 158 industrial properties comprising 223 buildings with an aggregate of approximately 34.9 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet.

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

Rental Revenue and Tenant Recoveries

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of September 30, 2024, the Company’s portfolio was approximately 94.2% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations & Leasing Activity

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from October 1, 2024 through to December 31, 2026, an aggregate of 37.0% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to increase rents under below market leases to then-current rental rates.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed and commenced during the nine months ended September 30, 2024.

Nine Months Ended September 30, 2024	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Renewals	3,137,861	73.1%	$4.22	$4.77	13.0%	$0.11	$0.11
New leases	1,157,170	26.9%	$4.14	$5.27	27.3%	$0.36	$0.29
Total/weighted average	4,295,031	100.0%	$4.20	$4.90	16.7%	$0.19	$0.17

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

Critical Accounting Estimates

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates other than as noted below.

Warrant Liability

The fair value of Warrant liability is determined using a Monte Carlo valuation model. Determining the appropriate fair value model and calculating the fair value of warrant requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. The estimated volatility of our warrant liability at the date of issuance, and at each subsequent reporting period, is based on our historical volatility. The risk-free interest rate is based on rates published by the government for bonds with maturity similar to the expected remaining life of the warrant liability at the valuation date. The expected life of the warrant liability is assumed to be equivalent to their remaining contractual term.

The Warrant liability is not traded in an active market and the fair value is determined using valuation techniques. The estimates may be significantly different from those recorded in the condensed consolidated financial statements because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market. All changes in the fair value are recorded in the condensed consolidated statement of operations each reporting period.

For additional information regarding the valuation of the Warrant liability, see Note 11.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, impairments of long-lived assets, stock-based compensation, preferred unit forward contract asset and its warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2023 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies other than outlined as follows.

Redeemable Non-Controlling Interest – Preferred Units

The Company applies the guidance enumerated in ASC 480, when determining the classification and measurement of preferred units. Preferred units subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. The Company classifies conditionally redeemable preferred units, which includes preferred units that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as mezzanine equity. The Company subsequently measures mezzanine equity based on whether the instrument is currently redeemable or whether or not it is probable the instrument will become redeemable. Upon determination that the instrument is probable of redemption, the Company will adjust the carrying value to the redemption value. If redemption is not probable, the Company will not adjust the carrying value of the instrument recorded as mezzanine equity other than to reflect dividends accrued and not yet paid, but which will be payable under the redemption feature.

Warrants

The Company accounts for warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  Warrants that are not considered indexed to the Company’s own stock are required to be accounted for as a liability. Liability-classified financial instruments are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the financial instrument after the issuance date is recorded in the condensed consolidated financial statements through earnings.

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

For the three and nine months ended September 30, 2024 and 2023, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repositioning during the period from January 1, 2023 through September 30, 2024.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended September 30, 2024 and 2023:

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change			Three Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%		2024	2023	$	%
Revenue:
Rental revenue	$46,397	$45,610	$787	1.7%	$5,035	$4,126	$909	22.0%		$51,432	$49,736	$1,696	3.4%
Management fee revenue and other income	—	—	—	—	439	29	410	1,413.8%		439	29	410	1,413.8%
Total revenues	46,397	45,610	787	1.7%	5,474	4,155	1,319	31.7%	_	51,871	49,765	2,106	4.2%

Property expenses	15,578	14,343	1,235	8.6%	1,796	1,411	385	27.3%		17,374	15,754	1,620	10.3%
Depreciation and amortization										21,010	22,881	(1,871)	(8.2%	)
General and administrative										3,582	3,297	285	8.6%
Total operating expenses										41,966	41,932	34	0.1%

Other income (expense):
Interest expense										(10,359)	(9,473)	(886)	9.4%
Loss on extinguishment of debt										—	(72)	72	(100.0%	)
Gain (loss) on sale of real estate										(234)	12,112	(12,346)	(101.9%	)
Loss on financing transaction										(14,657)	—	(14,657)	0.0%
Total other income (expense)										(25,250)	2,567	(27,817)	(1,083.6%	)

Net income (loss)										$(15,345)	$10,400	$(25,745)	(247.5%	)

Rental revenue: Rental revenue increased by $1,696 to $51,432 for the three months ended September 30, 2024 as compared to $49,736 for the three months ended September 30, 2023. This was primarily related to a net increase of $787 within the Same Store Portfolio primarily due to an increase in rent income of $670 due to leasing activities, an increase of $670 in tenant recoveries, partially offset by a decrease in non-cash rent adjustments of $553 and a net increase of $909 within Acquisitions, Dispositions and Other primarily within acquisitions, dispositions and other primarily due to an increase in rental revenue from acquisitions.

Property expenses: Property expenses increased $1,620 for the three months ended September 30, 2024 to $17,374 as compared to $15,754 for the three months ended September 30, 2023. This was primarily due to property expenses for the Same Store Portfolio increasing approximately $1,235 driven primarily by an increase of $1,568 in operating expenses, increase in real estate taxes of $291, partially offset by a decrease in utilities of $624, and an increase of $385 within Acquisitions, Dispositions and Other related to acquisitions.

Depreciation and amortization: Depreciation and amortization expense decreased by $1,871 to $21,010 for the three months ended September 30, 2024 as compared to $22,881 for the three months ended September 30 2023, primarily due to a net decrease of $2,332 for the Same Store Portfolio due to full depreciation and amortization of certain assets and real estate properties held for sale no longer being depreciated and amortized as of August 26, 2024, offset by an increase of $461 within Acquisitions, Dispositions and Other.

General and administrative: General and administrative expenses increased approximately $285 to $3,582 for the three months ended September 30, 2024 as compared to $3,297 for the three months ended September 30, 2023. The increase is attributable primarily to an increase in professional fees of $195.

Interest expense: Interest expense increased by approximately $886 to $10,359 for the three months ended September 30, 2024, as compared to $9,473 for the three months ended September 30, 2023. The schedule below is a comparative analysis of the components of interest expense for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
Changes in accrued interest	$89	$(50)
Amortization of debt related costs	470	570
Total change in accrued interest and amortization of debt related costs	559	520
Cash interest paid	9,940	9,235
Capitalized interest	(140)	(282)
Total interest expense	$10,359	$9,473

Loss on extinguishment of debt: Loss on extinguishment of debt of $72 for the three months ended September 30, 2023 was due to the partial repayment of the Transamerica Loan.

Gain (loss) on sale of real estate: Gain (loss) on sale of real estate of ($234) represents the selling costs recognized related to the sale of a property classified as a net investment in sales type lease for the three months ended September 30, 2024. For the three months ended September 30, 2023, the Company sold a single, 306,000 square foot property located in Chicago, IL for approximately $19,926, recognizing a net gain of $12,112.

Loss on financing transaction: Loss on financing transaction incurred during the three months ended September 30, 2024, is comprised by the initial loss of $18,746 and corresponding issuance costs of $11,348 realized upon the issuance of the Series C Preferred Units, the Forward contract asset and the Warrants issued August 26, 2024, partially offset by a net unrealized gain of $15,437 due to the change of the respective fair market value of the Warrants and Forward contract asset between August 26, 2024 and September 30, 2024. There was no loss on financing transactions during the three months ended September 30, 2023.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the nine months ended September 30, 2024 and 2023:

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change			Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%		2024	2023	$	%
Revenue:
Rental revenue	$138,985	$136,666	$2,319	1.7%	$11,286	$12,340	$(1,054)	(8.5%	)	$150,271	$149,006	$1,265	0.8%
Management fee revenue and other income	—	—	—	—	514	58	456	786.2%		514	58	456	786.2%
Total revenues	138,985	136,666	2,319	1.7%	11,800	12,398	(598)	(4.8%	)	150,785	149,064	1,721	1.2%

Property expenses	44,086	43,106	980	2.3%	3,499	4,292	(793)	(18.5%	)	47,585	47,398	187	(0.4%	)
Depreciation and amortization										64,725	70,098	(5,373)	(7.7%	)
General and administrative										10,826	10,586	240	2.3%
Total operating expenses										123,136	128,082	(4,946)	(3.9%	)

Other income (expense):
Interest expense										(29,368)	(28,592)	(776)	2.7%
Loss on extinguishment of debt										—	(72)	72	(100.0%	)
Gain on sale of real estate										8,645	12,112	(3,467)	(28.6%	)
Loss on financing transaction										(14,657)	—	(14,657)	0.0%
Total other income (expense)										(35,380)	(16,552)	(18,828)	113.8%

Net income (loss)										$(7,731)	$4,430	$(12,161)	(274.5%	)

Rental revenue: Rental revenue increased by $1,265 to $150,271 for the nine months ended September 30, 2024 as compared to $149,006 for the nine months ended September 30, 2023. This was primarily related to a net increase of $2,319 within the Same Store Portfolio primarily due to an increase in rent income of $3,327 due to leasing activities, an increase of $2,623 in tenant recoveries, partially offset by a decrease in non-cash rent adjustments of $3,631 and a net decrease of $1,054 within Acquisitions, Dispositions and Other primarily driven by a decrease in average occupancy during the first three quarters of 2024 compared to the first three quarters of 2023 and a decrease in rental revenue and reimbursements from disposition activity which occurred between Q4 2023 and Q3 2024.

Property expenses: Property expenses decreased $187 for the nine months ended September 30, 2024 to $47,585 as compared to $47,398 for the nine months ended September 30, 2023. This was primarily due to property expenses for the Same Store Portfolio increasing approximately $980 driven primarily by an increase in utilities and operating expenses of $2,482, partially offset by a decrease in real estate taxes of $1,502, and a net decrease of $793 within Acquisitions, Dispositions and Other driven primarily by a decrease in real estate taxes and utilities of $3,477, partially offset by an increase in operating expenses of $2,684.

Depreciation and amortization: Depreciation and amortization expense decreased by $5,373 to $64,725 for the nine months ended September 30, 2024 as compared to $70,098 for the nine months ended September 30 2023, primarily due to a net decrease of $5,251 for the Same Store Portfolio and $122 within Acquisitions, Dispositions and Other due to full depreciation and amortization of certain assets and real estate properties held for sale no longer being depreciated and amortized as of August 26, 2024 during the nine months ended September 30, 2024.

General and administrative: General and administrative expenses increased approximately $240 to $10,826 for the nine months ended September 30, 2024 as compared to $10,586 for the nine months ended September 30, 2023. The increase is attributable primarily to an increase in professional fees of $213.

Interest expense: Interest expense increased by approximately $776 to $29,368 for the nine months ended September 30, 2024, as compared to $28,592 for the nine months ended September 30, 2023. The schedule below is a comparative analysis of the components of interest expense for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Changes in accrued interest	$(329)	$402
Amortization of debt related costs	1,346	1,708
Total change in accrued interest and amortization of debt related costs	1,017	2,110
Cash interest paid	28,672	27,450
Capitalized interest	(321)	(968)
Total interest expense	$29,368	$28,592

Loss on extinguishment of debt: Loss on extinguishment of debt of $72 for the nine months ended September 30, 2023 was due to the partial repayment of the Transamerica Loan.

Gain on sale of real estate: Gain on sale of real estate of $8,645 represents the gain recognized upon a tenant’s notice to exercise its purchase option and the reclassification of the property to net investment in sales-type lease, recognizing a net gain of $7,796, and from the sale of a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849 for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, the Company sold a single, 306,000 square foot property located in Chicago, IL for approximately $19,926, recognizing a net gain of $12,112.

Loss on financing transaction: Loss on financing transaction incurred during the nine months ended September 30, 2024, is comprised by the initial loss of $18,746 and corresponding issuance costs of $11,348 realized upon the issuance of the Series C Preferred Units, the Forward contract asset and the Warrants issued August 26, 2024, partially offset by a net unrealized gain of $15,437 due to the change of the respective fair market value of the Warrants and Forward contract asset between August 26, 2024 and September 30, 2024. There was no loss on financing transactions during the nine months ended September 30, 2023.

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

NOI

We consider net operating income, or NOI, to be an appropriate supplemental measure to net income in that it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue and tenant recoveries) less property-level operating expenses. NOI excludes depreciation and amortization, general and administrative expenses, impairments, gain/loss on sale of real estate, interest expense, loss on financing transaction, and other non-operating items.

The following is a reconciliation from historical reported net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
NOI:
Net income (loss)	$(15,345)	$10,400	$(7,731)	$4,430
General and administrative	3,582	3,297	10,826	10,586
Depreciation and amortization	21,010	22,881	64,725	70,098
Interest expense	10,359	9,473	29,368	28,592
Loss on extinguishment of debt	—	72	—	72
(Gain) loss on sale of real estate	234	(12,112)	(8,645)	(12,112)
Loss on financing transaction	14,657	—	14,657	—
Management fee revenue and other income	(439)	(29)	(514)	(58)
NOI	$34,058	$33,982	$102,686	$101,608

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss), computed in accordance with GAAP, before interest expense, tax, depreciation and amortization, gains or losses on the sale of rental property, appreciation (depreciation) of warrants, loss on impairments, loss on financing transaction, and loss on extinguishment of debt. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net income (loss) to EBITDAre for the periods presented:

	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
EBITDAre:
Net income (loss)	$(15,345)	$10,400	$(7,731)	$4,430
Depreciation and amortization	21,010	22,881	64,725	70,098
Interest expense	10,359	9,473	29,368	28,592
Loss on extinguishment of debt	—	72	—	72
(Gain) loss on sale of real estate	234	(12,112)	(8,645)	(12,112)
Loss on financing transaction	14,657	—	14,657	—
EBITDAre	$30,915	$30,714	$92,374	$91,080

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

We calculate Core FFO by adjusting FFO for items such as dividends paid or accrued to holders of our preferred stock and redeemable non-controlling interest, acquisition and transaction related expenses for transactions not completed, loss on financing transaction, and certain non-cash operating expenses such as impairment on real estate lease, unrealized loss/(gain) on financing instruments, and loss on extinguishment of debt. We believe that Core FFO is a useful supplemental measure in addition to FFO by adjusting for items that are not considered by us to be part of the period-over-period operating performance of our property portfolio, thereby, providing a more meaningful and consistent comparison of our operating and financial performance during the periods presented below. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net income (loss) FFO and Core FFO for the periods presented:

	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
FFO:
Net income (loss)	$(15,345)	$10,400	$(7,731)	$4,430
(Gain) loss on sale of real estate	234	(12,112)	(8,645)	(12,112)
Depreciation and amortization	21,010	22,881	64,725	70,098
FFO	$5,899	$21,169	$48,349	$62,416
Preferred Stock dividends	—	(677)	—	(2,509)
Redeemable non-controlling interest - Series C Preferred Unit dividends	(426)	—	(426)	—
Acquisition expenses	—	—	—	85
Loss on extinguishment of debt	—	72	—	72
Loss on financing transaction	14,657	—	14,657	—
Core FFO	$20,130	$20,564	$62,580	$60,064

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Nine Months
(In thousands)	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
AFFO:
Core FFO	$20,130	$20,564	62,580	$60,064
Amortization of debt related costs	470	570	1,346	1,708
Non-cash interest expense	89	(50)	(329)	402
Stock compensation	1,093	827	3,118	2,128
Capitalized interest	(140)	(282)	(321)	(968)
Straight line rent	(17)	(216)	1,012	(1,833)
Above/below market lease rents	(299)	(417)	(910)	(1,820)
Recurring capital expenditures (1)	(2,853)	(1,965)	(5,254)	(4,863)
AFFO	$18,473	$19,031	$61,242	$54,818

______________

(1)	Excludes non-recurring capital expenditures of $8,229 and $8,132 for the three months ended September 30, 2024 and 2023, respectively, and $16,982 and $24,185 for the nine months ended September 30, 2024 and 2023, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$54,045	$63,259
Net cash used in investing activities	$(88,201)	$(8,311)
Net cash used in financing activities	$41,508	$(55,889)

Operating activities: Net cash provided by operating activities for the nine months ended September 30, 2024 decreased approximately $9,214 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to an increase in other assets and decreases in accounts payable, accrued expenses and other liabilities for operating expenses due to timing of cash payments and increases in interest expense.

Investing activities: Net cash used in investing activities for the nine months ended September 30, 2024 increased approximately $79,890 compared to the nine months ended September 30, 2023 primarily due to an increase in acquisitions of real estate properties of $101,387, a decrease in proceeds from the sale of real estate of $9,792, partially offset by a decrease in capital expenditures of $10,045 and an increase in proceeds from net investment in sales-type lease of $21,244

Financing activities: Net cash used in financing activities for the nine months ended September 30, 2024 increased $97,397 compared to the nine months ended September 30, 2023. The change was predominantly driven by an increase in net proceeds from financing transaction of $56,733, a decrease in cash used for the repurchase and redemption of Series A Preferred Stock of $48,867, increase in net proceeds from the line of credit facility $42,486, partially offset by an increase in debt issuance costs and dividends and distributions paid of $672, a decrease of $50,016 in proceeds from common stock, and an increase in debt issuance costs of $1.

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

As of September 30, 2024, we had available liquidity of approximately $179.8 million, comprised of $26.2 million in cash and cash equivalents and $153.6 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of September 30, 2024

The following is a schedule of our indebtedness as of September 30, 2024 ($ in thousands):

Debt	Outstanding Balance	Interest rate at September 30, 2024	Final Maturity Date
Secured debt:
Allianz Loan	60,383	4.07%	April 10, 2026
Nationwide Loan	14,712	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan(4)	54,079	3.15%	January 1, 2028
Midland National Life Insurance Mortgage	10,506	3.50%	March 10, 2028
Minnesota Life Loan	19,220	3.78%	May 1, 2028
Transamerica Loan(4)	56,898	4.35%	August 1, 2028
Total secured debt	$244,598
Unamortized debt issuance costs, net	(916)
Unamortized premium/(discount), net	(14)
Secured debt, net	$243,668
Unsecured debt:
$100m KeyBank Term Loan	100,000	3.00%(1)(2)	August 11, 2026
$200m KeyBank Term Loan	200,000	3.03%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.40%(1)(2)	May 2, 2027
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(1,535)
Unsecured debt, net	$448,465

Borrowings under line of credit:
KeyBank unsecured line of credit	196,400	6.41%(1)(3)	August 11, 2025
Total borrowings under line of credit	$196,400

_______________

(1)	For the month of September 2024, the one-month term SOFR for our unsecured debt was 5.195% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 4.980%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.
(3)	$100 million of the outstanding borrowings under the KeyBank unsecured line of credit was swapped to a fixed USD-SOFR rate at a weighted average of 4.754%.
(4)	As of September 30, 2024, the Midland National Life Insurance Mortgage and the Transamerica Loan were reclassified to Real estate liabilities held for sale, net on our condensed consolidated balance sheets.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of September 30, 2024, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

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

As September 30, 2024, the Company has $750,000 available for issuance under the 2024 $750 Million S-3 Filing.

ATM Program

On February 27, 2024, the Company and the Operating Partnership entered into a distribution agreement with certain sales agents, forward sellers and forward purchasers, as applicable, pursuant to which the Company may issue and sell, from time to time, shares of its Common Stock with aggregate gross proceeds not to exceed $200,000 through an “at-the-market” equity offering program (the “2024 $200 Million ATM Program”). The 2024 $200 Million ATM Program replaced the previous $200 million ATM program, which was entered into on February 28, 2023 (“2023 $200 Million ATM Program”).

For the nine months ended September 30, 2024, the Company did not issue any shares of its Common Stock under the 2024 $200 Million ATM Program or 2023 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have no off-balance sheet arrangements.

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

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of September 30, 2024, all our outstanding variable rate debt was fixed with interest rate swaps through maturity with the exception of the balance of $96,400 under the KeyBank unsecured line of credit. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of September 30, 2024, the Company had entered into eight interest rate swap agreements.

The following table details our outstanding interest rate swaps as of September 30, 2024:

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	September 30, 2024
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%	$200,000	$8,253
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%	$100,000	$3,477
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$754
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$377
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$376
Wells Fargo Bank, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.750%	$50,000	$(540)
JPMorgan Chase Bank, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(272)
Capital One, N.A.	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(273)

_______________

(1)	Represents the notional value of interest rate swaps effective as of September 30, 2024.
(2)	As of September 30, 2024, the fair value of five of the interest rate swaps were in an asset position of approximately $13.2 million and the remaining three interest rate swaps were in a liability position of approximately $1.1 million.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $10,653 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At September 30, 2024, we had $646,400 of outstanding variable rate debt. As of September 30, 2024, all our outstanding variable debt was fixed with interest rate swaps through maturity, with the exception of the KeyBank unsecured line of credit which had only $100,000 of its $196,400 balance fixed with interest rate swaps through maturity. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 6.85% during the nine months ended September 30, 2024. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the nine months ended September 30, 2024, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the nine months ended September 30, 2024, our interest expense for the quarter would have increased by approximately $76. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024, with the exception of the risk factors set forth below, which update and supplement the risk factors disclosed therein. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

The rights of the holders of our Common Stock are limited by and subordinate to the rights of the holders of the Operating Partnership’s Series C Preferred Units and these rights may have a negative effect on the value of shares of our Common Stock.

The holders of shares of the Operating Partnership’s Series C Preferred Units have rights and preferences generally senior to those of the holders of our Common Stock. The existence of these senior rights and preferences may have a negative impact on the value of shares of our Common Stock. These rights are more fully set forth in the certificate of designation governing our Series C Preferred Units and include but are not limited to: (i) dividend and distribution rights, (ii) rights on liquidation, winding-up or dissolution of the Operating Partnership or the Company, as applicable and (iii) redemption rights upon the occurrence of a Fundamental Change (as defined in the certificate of designations).

We have issued and may continue to issue Series C Preferred Units that rank senior to our Common Stock in priority of dividend payment and upon liquidation, dissolution or winding up of the Operating Partnership or the Company and redemption rights upon the occurrence of Fundamental Change, and have additional corporate governance rights that may materially adversely affect our ability to pay dividends to holders of our Common Stock and the trading price of our Common Stock.

On August 26, 2024, we issued 60,910 Series C Preferred Units to the Investor, and we will be required to issue an additional 79,090 Series C Preferred Units to the Investor in one or more additional closings to occur on or before May 23, 2025. The holders of the Series C Preferred Units are entitled to a quarterly distribution payable in arrears on January 15, April 15, July 15 and October 15 of each year in both cash and additional Series C Preferred Units. The Series C Preferred Units rank senior to our Common Stock with respect to priority of such dividend payments, as well as to rights upon liquidation, dissolution or winding up of the Operating Partnership and the Company and redemption rights upon the occurrence of a Fundamental Change. As a result, distributions on the Series C Preferred Units may limit our ability to make distributions to holders of our Common Stock. Further, upon our Operating Partnership’s liquidation, holders of our Series C Preferred Units will receive a distribution of our Operating Partnership’s available assets before common stockholders in an amount of cash equal to the greater of (i) $1,000 per Series C Preferred Unit, subject to certain adjustments for, among other things, OP unit splits and the payment of dividends, including regular quarterly cash dividends on our common stock, plus all accrued but unpaid dividends thereon to or (ii) an amount of cash equal to $1,350 less the aggregate amount of Cash Distributions actually paid in respect of such share after the date of issuance and through but not including the applicable liquidation date, redemption date or other applicable measurement date. Holders of shares of our Common Stock bear the risk that our future issuances of equity securities, including additional Series C Preferred Units as quarterly dividend payments to the holders of our Series C Preferred Units, will dilute the ownership interest of existing holders of our Common Stock, and may negatively affect our results of operations and the trading price of our Common Stock.

In addition, so long as any Series C Preferred Units are outstanding, the consent of a majority of the holders of the Series C Preferred Units, voting as a single class, is required for us to take certain actions which include, but are not limited to: (i) amend our charter or our Operating Partnership’s partnership agreement (the “Partnership Agreement”) to authorize, create or increase the amount of any series of capital stock or OP Units that rank senior (“Senior Securities”) to or pari passu (“Parity Securities”) with the Series C Preferred Units with respect to dividends or distributions, or the distribution of assets on any liquidation, dissolution or winding up of the Corporation or the Operating Partnership, as applicable; (ii) amend, alter or waive the charter or the Partnership Agreement in a manner that would adversely affect the rights, preferences and privileges of the Series C Preferred Units; (iii) issue any Senior Securities or Parity Securities, or securities or rights convertible into, or exercisable for, Senior Securities or Parity Securities; (iv) issue any equity securities of any subsidiary of the Operating Partnership to a third-party; (v) incur, refinance or create any indebtedness, subject to certain exceptions; (vi) effect a Fundamental Change and (vii) pay dividends or distributions or repurchase or redeem Parity Securities or securities junior to the Series C Preferred Units with respect to dividend and distribution rights on liquidation, winding-up or dissolution of the Operating Partnership or the Company, subject to certain exceptions, including a distribution to the Company and payment of dividends using all proceeds of such distribution as necessary to maintain the Company’s status as a REIT or to avoid the payment of any federal, state or local income or excise tax. Further, the Investor was granted the right to designate one non-voting observer on the Board of Directors. Such governance rights may impact our ability to run our business and may adversely affect the trading price of our common stock.

The Fundamental Change redemption feature of our Series C Preferred Units may make it more difficult for a party to take over our Company or Operating Partnership or discourage a party from taking over our Company or Operating Partnership.

Upon the occurrence of Fundamental Change, holders of our Series C Preferred Units will have the right to redeem all of their Series C Preferred Units for cash at a price determined in accordance with the certificate of designation. The Fundamental Change redemption features of our Series C Preferred Units may have the effect of discouraging a third-party from making an acquisition proposal for our Company or Operating Partnership or of delaying, deferring or preventing certain change of control transactions of our Company or Operating Partnership under circumstances that otherwise could provide the holders of our Common Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

OP units issued upon exercise of the Warrants would be immediately redeemable, for cash or shares of Common Stock at the Company’s option. The exercise of such Warrants and potential redemption of the converted OP Units for shares of Common Stock could have an immediate dilutive effect on the ownership interests of our common stockholders.

On August 26, 2024 (the “Initial Issue Date”), the Company issued 11,760,000 Warrants to the Investor. The Warrants will become exercisable for either OP Units or cash on the fifth anniversary of the Initial Issue Date (the “Exercise Period”), provided, however, that if the volume-weighted average price of the Common Stock for the ninety (90) consecutive trading days ending on the fifth anniversary of the Initial Issue Date is equal to or less than the applicable conversion price of the Warrants in effect at such date, then the Exercise Period shall be extended until the seventh anniversary of the Initial Issue Date. The conversion price of the Warrants may be automatically adjusted pursuant to the terms of the Warrants for, among other things, stock splits and the payment of dividends, including regular quarterly cash dividends on our common stock. All OP Units received upon exercise of the Warrants may be immediately tendered for redemption for cash or for shares of Common Stock at the Company’s option, subject to the terms and conditions set forth in the Warrant Agreement and the Partnership Agreement. To the extent the Warrants are exercised for OP Units and such OP Units are redeemed for shares of Common Stock, our existing common stockholders would experience an immediate, and potentially significant, dilutive effect on their ownership interest in the Company, which could cause the market price of our Common Stock to be materially adversely affected.

Furthermore, pursuant to the Registration Rights Agreement, dated as of August 26, 2024, by and among the Company, the Operating Partnership and the Investor, the holders of our Warrants have registration rights which provide for customary “demand” and “piggyback” registration rights for the Common Stock issuable upon the exercise of the Warrants. We will bear all costs in connection with registration of the Common Stock issuable upon the exercise of the Warrants. Sales of Common Stock issuable upon the exercise of the Warrants, or the perception in the market that the holders of a large number of holders of shares of our Common Stock intend to sell shares of Common Stock, could reduce the market price of our Common Stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)

Amended Credit Facility

In November 2024, the Operating Partnership entered into an amended and restated unsecured credit facility (the “Amended Credit Facility”), which expanded the borrowing capacity of the existing $350 million unsecured revolving line of credit with KeyBank National Association (“KeyBank”), the guarantors from time to time party thereto and the other lenders party thereto (the “Credit Facility”). The Amended Credit Facility is comprised of an unsecured revolving line of credit up to $500 million and a $100 million term loan, each of which mature in November 2028 and may be extended by one additional year, subject to the satisfaction of certain conditions. Borrowings under the Amended Credit Facility bear interest at either (1) the base rate (determined as the highest of (a) KeyBank’s prime rate, (b) the Federal Funds rate plus 0.50% and (c) the Adjusted Term SOFR for a one month tenor plus 1.0% or (2) SOFR, plus, in either case, a spread (A) between 35 and 90 basis points for revolver base rate loans or between 135 and 190 basis points for revolver SOFR rate loans and (B) between 30 and 85 basis points for term base rate loans or between 130 and 185 basis points for term SOFR rate loans, with the amount of the spread depending on the Company’s total leverage ratio. The other terms of the Amended Credit Facility remain unchanged from those previously disclosed.

As of September 30, 2024, the outstanding balance under the Credit Facility was $196.4 million.

(b) None.

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

ITEM 6. Exhibits

3.1*	Certificate of Designations establishing and fixing the rights, limitations and preferences of Series C Cumulative Preferred Units.

10.1	Securities Purchase Agreement, dated as of August 26, 2024, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and Isosceles Investments, LLC (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K, dated August 26, 2024)

10.2*	Warrant Agreement, dated as of August 26, 2024, by and among Plymouth Industrial OP, LP, Plymouth Industrial REIT, Inc., and Isosceles Investments, LLC

10.3*	Registration Rights Agreement, dated as of August 26, 2024, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and Isosceles Investments, LLC

10.4*	Board Observer Agreement, dated as of August 26, 2024, by and among Plymouth Industrial REIT, Inc. and Isosceles Investments, LLC

10.5†*	Limited Liability Company Interest Contribution Agreement, dated as of August 26, 2024, by and among Plymouth Industrial OP, LP, Isosceles JV Investments, LLC and Isosceles JV, LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Preferred Stock, Non-controlling Interest – Preferred Units and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

_____________

*	Filed herewith
**	Furnished herewith
†	Portions of the exhibit have been omitted. An unredacted copy of the agreement and a copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLYMOUTH INDUSTRIAL REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer and
Chairman of the Board of Directors

By: /s/ Anthony Saladino

Anthony Saladino,

Chief Financial Officer

Dated: November 12, 2024