Form 10-K
period 2024-12-31
Plymouth Industrial REIT, Inc.
filed 2025-03-03
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1)` has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price reported on the NYSE on June 30, 2024) was $954,174,904.

Shares held by all executive officers and directors of the registrant have been excluded from the foregoing calculation because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 27, 2025 was 45,550,898.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2024.

Plymouth Industrial REIT, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Additionally, unforeseen factors emerge from time to time, and we cannot predict which factors will arise or their ultimate impact on our business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	inflation, deflation and the general level of interest rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the outbreak of COVID-19, including, without limitation, its impact on the Company’s ability to pay common stock dividends and/or the amount and frequency of the dividends;
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust (“REIT”) tax laws, potential increases in real property tax rates, and changes to trade policies and tariffs that affect U.S. relations with the rest of the world;
•	lack of or insufficient amounts of insurance;
•	possible cybersecurity breaches;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

 For additional information on the risks associated with our business, see “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K for the year ended December 31, 2024.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Glossary

In this Annual Report on Form 10-K:

•	“annualized rent” means the monthly base rent for the applicable property or properties as of December 31, 2024, multiplied by 12 and then multiplied by our percentage ownership interest for such property, where applicable, and “total annualized rent” means the annualized rent for the applicable group of properties;
•	“capitalization rate” means the ratio of a property’s annual net operating income to its purchase price;
•	“Company Portfolio” means the 129 distribution centers, warehouse, light industrial and small bay industrial properties which we wholly own as of December 31, 2024, and does not include properties held by unconsolidated joint ventures or our property management office located in Columbus, Ohio;
•	“Gateway Markets” means gateway cities and the following six largest metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Los Angeles, San Francisco, New York, Washington, DC, Miami and Seattle;
•	“OP Units” means units of limited partnership interest in our Operating Partnership;
•	“Operating Partnership” means Plymouth Industrial OP, LP, a Delaware limited partnership, and the subsidiaries through which we conduct substantially all of our business;
•	“Plymouth,” the “company,” “we,” “us” and “our” refer to Plymouth Industrial REIT, Inc., a Maryland corporation, and its consolidated subsidiaries, except where it is clear from the context that the term only means Plymouth Industrial REIT, Inc., the issuer of the shares of common and preferred stock;
•	“Primary Markets” means the following two metropolitan areas in the U.S., each generally consisting of more than 300 million square feet of industrial space: Chicago and Atlanta; and
•	“Secondary Markets” means for our purposes non-primary markets, each generally consisting of between 100 million and 300 million square feet of industrial space, including the following metropolitan areas in the U.S.: Austin, Baltimore, Boston, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Jacksonville, Kansas City, Memphis, Milwaukee, Nashville, Norfolk, Orlando, Philadelphia, Pittsburgh, Raleigh/Durham, San Antonio, South Florida, St. Louis and Tampa.

Our definitions of Primary Markets and Secondary Markets may vary from the definitions of these terms used by investors, analysts or other industrial REITs.

PART I

Item 1. Business

Overview

Plymouth Industrial REIT, Inc., collectively with its consolidated subsidiaries (“Plymouth,” the “Company,” “we,” “us,” and “our”), is a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership, management, redevelopment and development of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in Primary Markets and Secondary Markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. The Company was founded in March 2011 by Jeffrey Witherell who has over 30 years of experience acquiring, owning and operating commercial real estate properties. We are a Maryland corporation and our common stock is publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “PLYM”. Our headquarters and executive offices are located in Boston, Massachusetts. Additionally, we have regional offices in Columbus, Ohio, Jacksonville, Florida, Memphis, Tennessee, and Atlanta, Georgia.

We are structured as an umbrella partnership REIT, commonly called an “UPREIT,” and own substantially all of our assets and conduct substantially all of our business through Plymouth Industrial OP, LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2024, the Company owned a 98.9% equity interest in the Operating Partnership. Any net proceeds from our public offerings will be contributed to the Operating Partnership in exchange for OP Units. Our interest in the Operating Partnership will generally entitle us to share in cash distributions from, and in the profits and losses of, our Operating Partnership in proportion to our percentage ownership. As the sole general partner of the Operating Partnership, we generally have the exclusive power under the partnership agreement to manage and conduct its business and affairs, subject to certain limited approval and voting rights of the limited partners.

As of December 31, 2024, the Company’s portfolio consists of 129 industrial properties (the “Company Portfolio”) comprising of 199 buildings located in eleven states with an aggregate of approximately 29.3 million rentable square feet. The Company Portfolio was 92.3% leased to 443 different tenants across 34 industry types as of December 31, 2024. We also own a 35% equity interest in, and provide services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

Investment Strategy

We intend to continue to focus on the acquisition of industrial properties located in Primary Markets and Secondary Markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States, which we refer to as our target markets. We believe industrial properties in such target markets will provide superior and consistent cash flow returns at generally lower acquisition costs relative to replacement cost and to industrial properties in Gateway Markets. Further, we believe there is a greater potential for higher rates of appreciation in the value of industrial properties in our target markets relative to industrial properties in Gateway Markets.

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

Our investment strategy focuses on industrial properties in Primary Markets and Secondary Markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States for the following reasons:

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

Financing Strategy

We intend to maintain a flexible and growth-oriented capital structure. We intend to use the net proceeds from our public offerings and issuances of preferred stock along with additional indebtedness to acquire industrial properties. Our additional indebtedness may include unsecured arrangements such as our revolving credit facility and term loans, or, secured arrangements such as mortgages. We believe that we will have the ability to leverage newly-acquired properties with our long-term target debt-to-value ratio of less than 50%. We also anticipate using OP Units to acquire properties from existing owners interested in tax-deferred transactions.

Joint Venture

On August 26, 2024, the Operating Partnership, Isosceles JV Investments, LLC, an affiliate of Sixth Street Partners, LLC (the “Investor”), and Isosceles JV, LLC, an affiliate of Sixth Street Partners, LLC (the “Joint Venture”), entered into a Limited Liability Company Interest Contribution Agreement, pursuant to which the Operating Partnership ultimately contributed (the “Contribution”) 100% of its equity interests in directly and indirectly wholly-owned subsidiaries owning 34 properties located in and around the Chicago metropolitan statistical area (each, a “Chicago Property” and, collectively the “Chicago Properties”) to the Joint Venture, which is owned 35% by Plymouth Chicago Portfolio, LLC, a wholly-owned subsidiary of the Operating Partnership, and 65% by the Investor. The Operating Partnership completed the Contribution on November 13, 2024.

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

We believe we have a competitive advantage in sourcing attractive acquisitions because the competition for our target assets is primarily from local investors who are not likely to have ready access to debt or equity capital. In addition, our umbrella partnership real estate investment trust, or UPREIT, structure enables us to acquire industrial properties on a non-cash basis in a tax efficient manner through the issuance of OP Units as full or partial consideration for the transaction. We will also continue to develop our large existing network of relationships with real estate and financial intermediaries. These individuals and companies give us access to significant deal flow – both those broadly marketed and those exposed through only limited marketing. The acquisition of properties will be transacted primarily from third-party owners of existing leased buildings and secondarily from owner-occupiers through sale-leaseback transactions.

Regulation

General

Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined thereunder. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in the Company Portfolio in the aggregate substantially comply with present requirements of the ADA, and we have not received any notice for correction from any regulatory agency, we have not conducted a comprehensive audit or investigation of all of our properties to determine whether we are in compliance and therefore we may own properties that are not in compliance with the ADA.

ADA compliance is dependent upon the tenant’s specific use of the property, and as the use of a property changes or improvements to existing spaces are made, we will take steps to ensure compliance. Noncompliance with the ADA could result in additional costs to attain compliance, imposition of fines by the U.S. government or an award of damages or attorney’s fees to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations to achieve compliance as necessary. See “Item 1A. Risk Factors—Risks Related to the Real Estate Industry and the Broader Economy.”

Environmental Matters

The Company Portfolio is subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore, it is possible we could incur these costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination, and some environmental laws restrict the use of a property or place conditions on various activities.

We could be responsible for any of the costs discussed above. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors—Risks Related to the Real Estate Industry and the Broader Economy.”

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

Human Capital

As of December 31, 2024, we had forty-six full time employees. None of our employees are represented by a collective bargaining agreement.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity, provides equal opportunities for the professional development of our employees and advancement based on merit. As of December 31, 2024, females constituted approximately 56% of our workforce and 50% of our managerial employees. We intend to continue utilizing a multifaceted recruiting, talent development, and internal promotion strategy to expand the diversity of our employee base across all roles and functions.

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

Item 1A. Risk Factors

The following risk factors and other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following or other risks occur, our business financial condition, operating results, cash flows and distributions, as well as the market price of our securities, could be materially adversely affected.

Summary of Risk Factors

Risks Related to Our Business and Operations:

•	Our assets are concentrated in the industrial real estate sector, and our business could be materially adversely affected by an economic downturn in that sector.
•	We are subject to risks associated with single-tenant leases, and the default by one or more tenants could materially adversely affect our results of operations and financial results.
•	We are subject to risks related to tenant concentration, which could materially adversely affect our cash flows, result of operations and financial condition.
•	Our Company Portfolio is geographically concentrated in two of our Primary Markets and ten of our Secondary Markets, which causes us to be particularly susceptible to adverse developments in those markets.

Risks Associated with Our Indebtedness:

•	We have significant indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
•	Inflation, high interest rates or deflation could materially adversely impact our financial condition, results of operations and cash flows.
•	Restrictive covenants in our debt instruments could restrict our operations, and failure to comply with these restrictions could result in the acceleration of our debt, which would have a material adverse effect on our cash flows and financial condition.
•	High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
•	Certain of our existing loan agreements, and some of our future financing arrangements are expected to, provide for balloon payment obligations, which may materially adversely affect our financial condition and our ability to make distributions.
•	Certain of our loan agreements are secured by various properties within our Company Portfolio, and any uncured default under any of these loan documents could result in a loss of one or more of the secured properties.
•	Our hedging strategies may not mitigate our risks associated with our variable-rate indebtedness.

Risks Related to the Real Estate Industry and the Broader Economy:

•	The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
•	Our business could be materially adversely affected by the effects of health pandemics or epidemics.
•	Declining real estate valuations and impairment charges could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our common stock.
•	Adverse economic conditions and the dislocation in the credit markets could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our common stock.

Risks Related to Our Organizational Structure:

•	Our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could materially adversely affect our ability to manage our business and to implement our growth strategies or could create a negative perception in the capital markets.
•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP Units, which may impede business decisions that could benefit our stockholders.
•	Certain provisions of our charter, bylaws and Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could trigger rights to require us to redeem our shares of common stock.
•	Our charter contains certain ownership limits with respect to our stock.
•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Risks Related to Our Status as a REIT:

•	Failure to maintain our qualification as a REIT would have material adverse consequences to us and the per-share trading price of our stock.
•	If our Operating Partnership failed to qualify as a partnership or a disregarded entity for federal tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
•	To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

Risks Related to Our Common Stock:

•	The rights of the holders of our common stock are limited by and subordinate to the rights of the holders of the Operating Partnership’s Series C Preferred Units and these rights may have a material adverse effect on the per-share trading price of our common stock.
•	We have issued and may continue to issue Series C Preferred Units that rank senior to our common stock in priority of dividend payment and upon liquidation, dissolution or winding up of the Operating Partnership or the Company and redemption rights upon the occurrence of Fundamental Change, and have additional corporate governance rights that may materially adversely affect our ability to pay dividends to holders of our common stock and the per-share trading price of our common stock.
•	The Fundamental Change redemption feature of our Series C Preferred Units may make it more difficult for a party to take over our Company or Operating Partnership or discourage a party from taking over our Company or Operating Partnership.
•	The strike price and the warrant entitlement of the Warrants are subject to automatic adjustments pursuant to the terms of the Warrants for, among other things, stock splits and the payment of dividends, including regular quarterly cash dividends on our common stock, and certain other issuances of common stock, OP Units and equity-linked securities and may materially adversely impact the per-share trading price of our common stock and ability to pay or increase dividends on our common stock.

Risks Related to Our Business and Operations

Our Company Portfolio is concentrated in the industrial real estate sector, and our business could be adversely affected by an economic downturn in that sector.

Our Company Portfolio is comprised entirely of industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties. This concentration may make us particularly susceptible to adverse economic developments in the industrial real estate sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our properties were more diversified across other sectors of the real estate industry. In particular, an economic downturn affecting the market for industrial properties could have a material adverse effect on our results of operations, cash flows, financial condition and our ability to pay distributions to our stockholders.

We are subject to risks associated with single-tenant leases, and the default by one or more tenants could materially adversely affect our results of operations and financial condition.

We depend on tenants for revenue. We are therefore subject to the risk that the default, financial distress or bankruptcy of a single tenant could cause interruptions in the receipt of rental revenue and/or result in a vacancy, which is likely to result in the complete reduction in the operating cash flows generated by the property leased to that tenant and may decrease the value of that property. Further, global impacts to tenants, including those arising as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact our tenants and their operations, may have a material adverse effect on our business, results of operations and financial condition.

In addition, a majority of our leases generally require the tenant to pay all or substantially all of the operating expenses normally associated with the ownership of the property, such as utilities, real estate taxes, insurance and routine maintenance. Following a vacancy at a single-tenant property, we will be responsible for all of the operating costs at such property until it can be re-leased, if at all.

Our Company Portfolio is geographically concentrated in two of our Primary Markets and ten of our Secondary Markets, which causes us to be particularly susceptible to adverse developments in those markets.

In addition to general, regional, national, and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our wholly owned Company Portfolio consists of holdings in the following markets (which accounted for the percentage of our total annualized rent indicated) as of December 31, 2024: Memphis (21.1%); Jacksonville (13.5%); Cleveland (13.1%); Indianapolis (11.3%); Cincinnati (10.3%); Columbus (9.4%); St. Louis (8.7%); Atlanta (7.7%); South Bend (2.2%); Boston (1.8%); and Charlotte (0.9%). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the markets in which we have a concentration of properties. We cannot assure you that any of these markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of industrial properties. Our operations may also be materially affected if competing properties are built in these markets. Any adverse economic or real estate developments in the markets in which our Company Portfolio is concentrated in, or any decrease in demand for industrial space resulting from the regulatory environment, business climate or energy or fiscal problems, could materially adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

Our business strategy depends on achieving revenue growth from anticipated increases in demand for industrial space in our target markets; accordingly, any delay or a weaker than anticipated economic activity could materially adversely affect us and our growth prospects.

Our business strategy depends on achieving revenue growth and capital appreciation from anticipated near-term increases in demand for industrial space in our target markets as a result of sustained or elevated demographic trends and generally favorable market conditions. As a result, any delay or a weaker than anticipated economic activity, particularly in our target markets, could materially adversely affect us and our growth prospects. Furthermore, even if economic conditions are generally strong, we cannot provide any assurance that demand for industrial space in our target markets will increase from current levels. If demand does not increase in the near future, or if demand weakens, our future results of operations and our growth prospects could be materially adversely affected.

We may not be aware of characteristics or deficiencies involving any one or all of the properties that we acquire in the future, which could have a material adverse effect on our business.

Newly acquired properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential, and, as a result, such properties may not ultimately perform to our expectations. We cannot provide any assurance that the operating performance of any newly acquired properties will not decline under our management. Any characteristics or deficiencies in any newly acquired properties that adversely affect the value of the properties or their revenue-generation potential could have a material adverse effect on our results of operations and financial condition.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

Leases representing 12.6%, 19.0% and 18.4% of the rentable square footage of the industrial properties in our Company Portfolio will expire in 2025, 2026 and 2027, respectively. We cannot provide any assurance that our leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that we will not offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, if our existing tenants do not renew their leases or if we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock could be adversely affected.

We may be unable to identify and complete acquisitions of properties that meet our investment criteria, which may have a material adverse effect on our growth prospects.

Our primary investment strategy involves the acquisition of industrial properties located in Primary Markets and Secondary Markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our investment criteria and are compatible with our growth strategies. We may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may expose us to the following significant risks:

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

If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock could be adversely affected. In addition, failure to identify or complete acquisitions of suitable properties could limit our growth.

Our acquisition activities may pose risks that could harm our business.

In connection with future acquisitions, we may be required to incur debt and expenditures and issue additional common stock, preferred stock, or OP Units, to pay for the acquired properties. These acquisitions may dilute our stockholders’ ownership interests, delay or prevent our profitability and expose us to risks such as:

•	the possibility that we may not be able to successfully integrate any future acquisitions into our Company Portfolio;
•	the possibility that senior management may be required to spend considerable time negotiating agreements and integrating acquired properties, diverting their attention from our other objectives;
•	the possibility that we may overpay for a property;
•	the possible loss or reduction in the value of acquired properties; and
•	the possibility of pre-existing undisclosed liabilities regarding acquired properties, including environmental or asbestos liability, for which our insurance may be insufficient or for which we may be unable to secure insurance coverage.

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

We may obtain limited or no warranties when we acquire a property, which increases the risk that we may lose invested capital in, or rental income from, such property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, many sellers of real estate are single-purpose entities without any other significant assets. The acquisition of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from such property.

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

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock could be materially adversely affected.

We may not be able to successfully operate our business or generate sufficient cash flows to make or sustain distributions to our stockholders as a publicly traded company.

We may not be able to successfully operate our business or implement our operating policies and investment strategy as described in this prospectus. Failure to operate successfully as a listed public company, to develop and implement appropriate control systems and procedures in accordance with the Sarbanes-Oxley Act or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per-share trading price of our stock. Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt we may incur in the future and make distributions to our stockholders. Our ability to successfully operate our business and implement our operating policies and investment strategy will depend on many factors, including:

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

We compete with numerous developers, owners, and operators of real estate, many of whom own properties similar to ours in the same sub-markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock could be materially adversely affected.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, causing our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock to be adversely affected.

In order to attract and retain tenants, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. Additionally, when a tenant at one of our properties does not renew its lease or otherwise vacates its space, it is likely that, in order to attract one or more new tenants, we will be required to expend funds for improvements in the vacated space. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or if capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in difficulty maintaining current tenants upon expiration of their leases and attracting new tenants to available properties, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

A substantial majority of the leases in our Company Portfolio are with tenants who have non-investment grade credit ratings, which may result in our leasing to tenants that are more likely to default in their obligations to us than an entity with an investment grade credit rating.

A substantial majority of the leases in our Company Portfolio are with tenants who have non-investment grade credit ratings. The ability of a non-investment grade tenant to meet its obligations to us cannot be considered as well assured as that of an investment grade tenant. All of our tenants may face exposure to adverse business or economic conditions which could lead to an inability to meet their obligations to us. However, non-investment grade tenants may not have the financial capacity or liquidity to adapt to these conditions or may have less diversified businesses, which may exacerbate the effects of adverse conditions on their businesses. Moreover, the fact that so many of our tenants are not investment grade may cause investors or lenders to view our cash flows as less stable, which may increase our cost of capital, limit our financing options or adversely affect the per-share trading price of our stock.

The actual rents we receive for our properties may be less than our asking rents, and we may experience lease roll down from time to time.

As a result of various factors, including competitive pricing pressure in our sub-markets, adverse conditions in our target markets, a general economic downturn and a decline in the desirability of our properties compared to other properties in our sub-markets, we may be unable to realize the asking rents for properties in our Company Portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates comparable to our asking rents for the properties in our Company Portfolio, our ability to generate cash flow growth will be materially adversely affected. In addition, depending on fluctuations in asking rental rates at any given time, from time-to-time rental rates for expiring leases in our Company Portfolio may be higher than starting rental rates for new leases.

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

We carry commercial property, liability, and terrorism coverage on all the properties in our Company Portfolio under a blanket insurance policy, in addition to other coverages that may be appropriate for certain of our properties. We will select policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. In addition, we may discontinue terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. We do not carry insurance for certain types of extraordinary losses, such as loss from riots, war, earthquakes, and wildfires because such coverage may not be available or is cost prohibitive or available at a disproportionately high cost. As a result, we may incur significant costs in the event of loss from riots, war, earthquakes, wildfires, and other uninsured losses.

If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. Uninsured or underinsured loss could have a material adverse effect on our cash flows and financial condition.

We may not be able to rebuild our Company Portfolio to its existing specifications if we experience a substantial or comprehensive loss of such properties.

In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties. As a result, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock could be materially adversely affected.

We may be unable to sell a property if or when we decide to do so.

We expect to hold the various properties in our portfolio until such time as we decide that a sale or other disposition is appropriate. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting the industrial real estate market which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future, which could materially adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide any assurance that we will have funds available to correct such defects or to make such improvements.

Joint venture investments could be materially adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We have co-invested and may co-invest in the future with third parties through partnerships, joint ventures, or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we have not been and would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturers would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our company’s status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that could materially increase our expenses, which would have a material adverse effect on our results of operations, and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

If we fail to implement and maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

We are required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”) and the NYSE or other relevant listing standards. As a result, we incur significant legal, accounting, and other expenses, and our management and other personnel must devote a substantial amount of time to comply with these rules and regulations and maintain and enhance, as appropriate, the corporate infrastructure and control systems and procedures demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the trading price of our stock.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended (the “Code”), to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

We may be subject to litigation, which could have a material adverse effect on our business and financial condition.

We may be subject to litigation from time to time in the ordinary course of our business. Such litigation may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our payment of significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, could materially adversely impact our results of operations and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract and retain officers and directors.

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

In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several state legislatures and the U.S. Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. To the extent we take actions that are seen as positive to some investors, other investors may take issue with such actions or face state regulatory pressure to refrain from investing in, or divest from, our business. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could therefore impact our ability to compete as effectively to attract and retain employees, customers, or business partners, which may materially adversely impact our operations.

Risks Related to Our Indebtedness

We have significant indebtedness outstanding, which may expose us to the risk of default under our debt obligations.

Our total consolidated indebtedness as of December 31, 2024 consists of approximately $646.4 million of indebtedness. In addition, we may incur significant additional debt to finance future acquisition and development activities.

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

If any one of these events were to occur, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock could be materially adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Inflation, high interest rates or deflation could materially adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be materially adversely affected by increases in interest rates and other actions taken by the Federal Reserve or changes in the Secured Overnight Financing Rate (“SOFR”). While the Federal Reserve began to lower interest rates in 2024 and signaled that there may be additional rate decreases in 2025, interest rates remain high, and there can be no certainty as to the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation accelerates. Future periods of increased inflation and high interest rates could have an adverse impact under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. As of December 31, 2024, we had approximately $20.0 million (or 4.3% of our indebtedness then outstanding) in variable rate debt outstanding not hedged by interest rate swaps. If we are unable to enter into hedging arrangements with respect to, or otherwise refinance, this indebtedness with acceptable terms, the ultimate impact of future interest rate increases could result in significant unanticipated reductions in our net operating income. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to access new debt and equity capital going forward.

Our tenants may also be adversely impacted by inflation and high interest rates, which could materially adversely affect their ability to pay rent and reduce demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to decrease rents and increase our expenditures for re-leasing. Inflation could also have an adverse effect on consumer spending, which could materially adversely our tenants’ operations and, in turn, reduce demand for our properties. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Certain of our existing loan agreements contain, and future indebtedness we incur may contain, various covenants, and the failure to comply with those covenants could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our stock.

Our existing loan agreements contain, and any future indebtedness we incur, including debt assumed pursuant to property acquisitions, may contain, certain covenants, which, among other things, restrict our activities. Such covenants include, as applicable, our ability to sell the underlying property without the consent of the holder of such indebtedness, to repay or defease such indebtedness or to engage in mergers or consolidations that result in a change in control of our company. We may also be subject to financial and operating covenants. Failure to comply with any of these covenants would likely result in a default under the applicable indebtedness that would permit the acceleration of amounts due thereunder and under other indebtedness and foreclosure of properties, if any, serving as collateral therefor.

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable to us in the future at reasonable rates, we may not be able to finance the purchase of additional properties or refinance our properties on favorable terms or at all. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and materially adversely affect our ability to raise more capital by issuing additional equity securities or by borrowing more money.

Certain of our existing loan agreements, and some of our future financing arrangements are expected to, provide for balloon payment obligations, which may materially adversely affect our financial condition and our ability to make distributions.

Our existing loan agreements require, and some of our future financing arrangements may require, us to make a lump-sum or “balloon” payment at maturity. Our ability to satisfy a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell property securing such financing. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to satisfy the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Certain of our loan agreements are secured by various properties within our Company Portfolio, and any uncured default under any of these loan documents could result in a loss of one or more of the secured properties.

Certain loan agreements are secured by a first lien mortgage on various properties within our Company Portfolio. A default under certain of the loan agreements could result in the foreclosure on all, or a material portion, of the properties within our Company Portfolio, which could leave us with insufficient cash to make debt service payments under our loan agreements and to make distributions to our stockholders.

Our existing loan agreements restrict our ability to engage in some business activities, which could put us at a competitive disadvantage and materially adversely affect our results of operations and financial condition.

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

These limitations could restrict our ability to engage in some business activities, which could materially adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock. In addition, debt agreements we enter into in the future may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

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

Our hedging strategies may not mitigate our risks associated with our variable-rate indebtedness.

Changes in the interest rates on a material portion of our variable rate debt (95.7% of total variable rate debt) have been hedged by interest rate swap agreements. These derivative financial instruments involve certain risks, such as the risk of failure of the counterparty to perform under the terms of the contract, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. The gross income tests applicable to REITs generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the applicable gross income test (or any property which generates such income or gain); provided, that we properly identify such hedges and other transactions in the manner required by the Code and regulations. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge asset values or other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT.

In addition, the nature, timing and costs of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could increase our risk and losses. We provide any assurance that our hedging strategies and derivative financial instruments will adequately offset the risk of interest rate volatility or that such instruments will not result in losses that may adversely impact our financial condition.

Risks Related to the Real Estate Industry and the Broader Economy

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Real estate investments are not as liquid as other types of investments. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. Our ability to dispose of one or more properties within a specific time period is subject to the possible weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

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

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Business and Operations,” as well as the following:

•	local oversupply or reduction in demand for industrial space;
•	adverse changes in financial conditions of buyers, sellers, and tenants of properties;

•	vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-lease space;
•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;
•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, floods, and wildfires, which may result in uninsured or underinsured losses;
•	decreases in the underlying value of our real estate;
•	changing sub-market demographics; and
•	changing traffic patterns.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

Our business could be materially adversely affected by the effects of health pandemics or epidemics.

Our business could be materially adversely affected by public health crises, including pandemics, epidemics, outbreaks of novel diseases or other serious public health concern. A severe public health crisis could disrupt our business and materially adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders. Further, the impact of a widespread public health emergency may have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K.

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

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development or redevelopment activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

Declining real estate valuations and impairment charges could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our common stock.

We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We intend to consider factors such as future operating income, trends, and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Impairment losses have a direct impact on our operating results because recording an impairment loss results in an immediate negative adjustment to our operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our stock.

Adverse economic conditions and the dislocation in the credit markets could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our common stock.

Ongoing challenging economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The capital markets have experienced significant adverse conditions in recent years, including a substantial reduction in the availability of, and access to, capital. The risk premium demanded by lenders has increased markedly, as they are demanding greater compensation for risk, and underwriting standards have been tightened. In addition, failures and consolidations of certain financial institutions have decreased the number of potential lenders, resulting in reduced lending sources available to the market. These conditions may limit the amount of indebtedness we are able to obtain and our ability to refinance our indebtedness and may impede our ability to develop new properties and to replace construction financing with permanent financing, which could result in our having to sell properties at inopportune times and on unfavorable terms. Further, the recent imposition by the United States of tariffs on imported goods from China and efforts to impose tariffs on imported goods from certain other countries may result in adverse economic conditions. Such tariffs also increase the risk that foreign governments will implement retaliatory tariffs on goods imported from the United States. For example, Canada and the European Union have recently announced their intention to implement retaliatory tariffs on the United States. In the event these economic conditions continue or worsen, our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our stock could be materially adversely affected.

The lack of availability of debt financing may require us to rely more heavily on additional equity issuances, which may be dilutive to our current stockholders, or on less efficient forms of debt financing. Additionally, the limited amount of financing currently available may reduce the value of our properties and limit our ability to borrow against such properties, which could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our stock.

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

We attempt to ensure that all of our properties are adequately insured to cover casualty losses and evaluate our insurance coverage annually against current industry practice through an analysis prepared by outside consultants. However, there are certain losses, including losses from floods, earthquakes, wildfires, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenue in these properties and could potentially remain obligated under any recourse debt associated with the property. Moreover, we, as the general partner of our Operating Partnership, generally will be liable for all of our Operating Partnership’s unsatisfied recourse obligations, including any obligations incurred by our Operating Partnership as the general partner of joint ventures. Any such losses could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our stock. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot provide any assurance that any such sources of funding will be available to us for such purposes in the future.

Our property taxes could increase due to property tax rate changes or reassessment, which could materially adversely impact our cash flows.

Even if we maintain our qualification as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. The amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes, and our ability to pay any expected dividends to our stockholders could be materially adversely affected.

We could incur significant costs related to government regulation and litigation over environmental and health and safety matters, which could have a material adverse effect on our financial condition, results of operations, cash flows, and our ability to pay distributions on, and the per-share trading price of, our stock.

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

From time to time, we may acquire properties that have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes, or properties with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. We perform a Phase I environmental site assessment at any property we are considering acquiring. In connection with certain financing transactions our lenders have commissioned independent environmental consultants to conduct Phase I environmental site assessments on the properties in our portfolio. However, we have not always received copies of the Phase I environmental site assessment reports commissioned by our lenders and, as such, may not be aware of all potential or existing environmental contamination liabilities at the properties in our portfolio. In addition, Phase I environmental site assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot provide any assurance that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. Also, we have not always implemented actions recommended by these assessments, and the recommended investigation and remediation of known or suspected contamination has not always been performed. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our stock.

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing building materials (“ACBM”) and may impose fines and penalties for failure to comply with these requirements. Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify, or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. In addition, the presence of ACBM in our properties may expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos).

In addition, the properties in our portfolio also are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.

We cannot provide any assurance that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to you or that such costs or other remedial measures will not have an adverse effect on our financial condition, results of operations, cash flows, and our ability to pay distributions on, and the per-share trading price of, our stock. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

We face risks related to the potential direct and indirect impacts of climate change.

Climate change related events could materially adversely affect our business, financial condition and results of operations. The potential effects of climate change are highly uncertain, and climate change could expose our properties to rare catastrophic weather events, such as severe storms, drought, earthquakes, floods, wildfires or other extreme weather events. If the frequency of extreme weather events increases, our exposure to these events could increase and could impact our tenants’ operations and their ability to pay rent. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located given climate change risk. The potential impacts of climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Climate change could also increase utility and other costs of operating our properties, including increased costs for energy and other supply chain materials, which, if not offset by rising rental income and/or paid by tenants, could have a material adverse effect on our properties, operations and business. In addition, we may incur significant costs in preparing for possible future climate change or climate-related events or in response to our tenants’ requests for such investments, and we may not realize desirable returns on those investments.

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

The properties in our portfolio are subject to various covenants and federal, state, and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances and zoning restrictions may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our portfolio. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be adversely affected by our ability to obtain permits, licenses, and zoning relief. Our failure to obtain such permits, licenses, and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988 (the “FHAA”), impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance, including the removal of access barriers, and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

Risks Related to Our Organizational Structure

Our success depends on key personnel whose continued service is not guaranteed, and the departure of one or more of our key personnel could materially adversely affect our ability to manage our business and to implement our growth strategies or could create a negative perception in the capital markets.

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

Our ability to retain our senior management, particularly Messrs. Witherell and Saladino, or to attract suitable replacements should any member of our senior management leave, is dependent on the competitive nature of the employment market. We have not obtained and do not expect to obtain key person insurance on any of our key personnel. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants and industry participants. Further, the loss of a member of our senior management team could be negatively perceived in the capital markets. Any of these developments could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

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

Certain provisions of our charter, bylaws and Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could trigger rights to require us to redeem our shares of common stock.

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

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders, do not control these policies. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our Company Portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regard to the foregoing could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

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

As of December 31, 2024, we have 490,299 OP Units outstanding, which were issued in connection with the acquisition of certain properties in our portfolio. On August 26, 2024, the Company issued warrants that are exercisable into 11,760,000 of OP Units (the “Warrants”) in connection with the Joint Venture. See "Item 1A. Risk Factors--Risks Related to Our Common Stock--OP Units issued upon exercise of the Warrants would be immediately redeemable, for cash or shares of our common stock at our option. The exercise of such Warrants and potential redemption of the converted OP Units for shares of common stock could have an immediate dilutive effect on the ownership interests of our common stockholders" for more details on the Warrants. We may in the future, in connection with our acquisition of properties or otherwise, cause our Operating Partnership to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own OP Units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Risks Related to Our Status as a REIT

Failure to maintain our qualification as a REIT would have material adverse consequences to us and the per-share trading price of our stock.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012, and have operated in a manner that we believe will allow us to maintain our qualification as a REIT. We cannot assure you that we will remain qualified as a REIT in the future. If we lose our REIT qualification, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates; and
•	we also could be subject to the federal alternative minimum tax (for taxable years prior to 2018) and possibly increased state and local taxes.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT also could impair our ability to expand our business and raise capital and could materially adversely affect the per-share trading price of our stock.

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

To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Accordingly, we may not be able to retain sufficient cash flow from operations to meet our debt service requirements and repay our debt. Therefore, we may need to raise additional capital for these purposes, and we cannot assure you that a sufficient amount of capital will be available to us on favorable terms, or at all, when needed, which would materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per-share trading price of, our stock. Further, in order to maintain our REIT qualification and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the per-share trading price of our stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per-share trading price of, our stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for such reduced tax rates. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per-share trading price of our stock. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective federal income tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

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

The tax laws or regulations governing REITs, or the administrative interpretations thereof, may be amended at any time. We cannot predict if or when any new or amended law, regulation, or administrative interpretation will be adopted, promulgated, or become effective, and any such change may apply retroactively. New or amended laws, regulations, or administrative interpretations, could materially adversely affect our ability to qualify as a REIT or the federal income consequences of such qualification or may reduce the relative attractiveness of an investment in a REIT compared to other corporations not qualified as a REIT.

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

If our assets are deemed to be ERISA plan assets, we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, our stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on their investment and our performance.

Risks Related to Our Common Stock

The rights of the holders of our common stock are limited by and subordinate to the rights of the holders of the Operating Partnership’s Series C Preferred Units and these rights may have a material adverse effect on the per-share trading price of our common stock.

The holders of shares of the Operating Partnership’s Non-Convertible Cumulative Series C Preferred Units (“Series C Preferred Units”) have rights and preferences generally senior to those of the holders of our common stock. The existence of these senior rights and preferences may have a material adverse effect on the per-share trading price of shares of our common stock. These rights are more fully set forth in the certificate of designation governing our Series C Preferred Units and include but are not limited to: (i) dividend and distribution rights, (ii) rights on liquidation, winding-up or dissolution of us or of the Operating Partnership, as applicable and (iii) redemption rights upon the occurrence of a Fundamental Change (as defined in the certificate of designations).

We have issued and may continue to issue Series C Preferred Units that rank senior to our common stock in priority of dividend payment and upon liquidation, dissolution or winding up of the Operating Partnership or the Company and redemption rights upon the occurrence of Fundamental Change, and have additional corporate governance rights that may materially adversely affect our ability to pay dividends to holders of our common stock and the per-share trading price of our common stock.

On August 26, 2024, we issued 60,910 Series C Preferred Units to the Investor, and we will be required to issue an additional 79,090 Series C Preferred Units to the Investor in one or more additional closings to occur on or before May 23, 2025. The holders of the Series C Preferred Units are entitled to a quarterly distribution payable in arrears on January 15, April 15, July 15 and October 15 of each year in both cash and additional Series C Preferred Units. The Series C Preferred Units rank senior to our common stock with respect to priority of such dividend payments, as well as to rights upon liquidation, dissolution or winding up of the Operating Partnership and the Company and redemption rights upon the occurrence of a Fundamental Change. As a result, distributions on the Series C Preferred Units may limit our ability to make distributions to holders of our common stock. Further, upon our Operating Partnership’s liquidation, holders of our Series C Preferred Units will receive a distribution of our Operating Partnership’s available assets before common stockholders in an amount of cash equal to the greater of (i) $1,000 per Series C Preferred Unit, subject to certain adjustments for, among other things, OP Unit splits and the payment of dividends, including regular quarterly cash dividends on our common stock, plus all accrued but unpaid dividends thereon to or (ii) an amount of cash equal to $1,350 less the aggregate amount of Cash Distributions actually paid in respect of such share after the date of issuance and through but not including the applicable liquidation date, redemption date or other applicable measurement date. Holders of shares of our common stock bear the risk that our future issuances of equity securities, including additional Series C Preferred Units as quarterly dividend payments to the holders of our Series C Preferred Units, will dilute the ownership interest of existing holders of our common stock, and may materially adversely affect our results of operations and the per-share trading price of our common stock.

In addition, so long as any Series C Preferred Units are outstanding, the consent of a majority of the holders of the Series C Preferred Units, voting as a single class, is required for us to take certain actions which include, but are not limited to: (i) amend our charter or our Operating Partnership’s partnership agreement to authorize, create or increase the amount of any series of capital stock or OP Units that rank senior (“Senior Securities”) to or pari passu (“Parity Securities”) with the Series C Preferred Units with respect to dividends or distributions, or the distribution of assets on any liquidation, dissolution or winding up of the Corporation or the Operating Partnership, as applicable; (ii) amend, alter or waive the charter or the partnership agreement in a manner that would adversely affect the rights, preferences and privileges of the Series C Preferred Units; (iii) issue any Senior Securities or Parity Securities, or securities or rights convertible into, or exercisable for, Senior Securities or Parity Securities; (iv) issue any equity securities of any subsidiary of the Operating Partnership to a third-party; (v) incur, refinance or create any indebtedness, subject to certain exceptions; (vi) effect a Fundamental Change and (vii) pay dividends or distributions or repurchase or redeem Parity Securities or securities junior to the Series C Preferred Units with respect to dividend and distribution rights on liquidation, winding-up or dissolution of the Operating Partnership or the Company, subject to certain exceptions, including a distribution to the Company and payment of dividends using all proceeds of such distribution as necessary to maintain the Company’s status as a REIT or to avoid the payment of any federal, state or local income or excise tax. Further, the Investor was granted the right to designate one non-voting observer on the Board of Directors. Such governance rights may materially adversely affect our ability to run our business and may adversely affect the per-share trading price of our common stock.

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

OP Units issued upon exercise of the Warrants would be immediately redeemable, for cash or shares of our common stock at our option. The exercise of such Warrants and potential redemption of the converted OP Units for shares of common stock could have an immediate dilutive effect on the ownership interests of our common stockholders.

On August 26, 2024 (the “Initial Issue Date”), the Company issued the Warrants to the Investor. The Warrants will become exercisable for either OP Units or cash on the fifth anniversary of the Initial Issue Date (the “Exercise Period”), provided, however, that if the volume-weighted average price of our common stock for the ninety (90) consecutive trading days ending on the fifth anniversary of the Initial Issue Date is equal to or less than the applicable conversion price of the Warrants in effect at such date, then the Exercise Period shall be extended until the seventh anniversary of the Initial Issue Date. The conversion price of the Warrants may be automatically adjusted pursuant to the terms of the Warrants for, among other things, stock splits and the payment of dividends, including regular quarterly cash dividends on our common stock. All OP Units received upon exercise of the Warrants may be immediately tendered for redemption for cash or for shares of common stock at the Company’s option, subject to the terms and conditions set forth in the Warrant Agreement and the partnership agreement. To the extent the Warrants are exercised for OP Units and such OP Units are redeemed for shares of common stock, our existing common stockholders would experience an immediate, and potentially significant, dilutive effect on their ownership interest in the Company, which could cause the market price of our common stock to be materially adversely affected.

Furthermore, pursuant to the Registration Rights Agreement, dated as of August 26, 2024, by and among the Company, the Operating Partnership and the Investor, the holders of our Warrants have registration rights which provide for customary “demand” and “piggyback” registration rights for our common stock issuable upon the exercise of the Warrants. We will bear all costs in connection with registration of our common stock issuable upon the exercise of the Warrants. Sales of our common stock issuable upon the exercise of the Warrants, or the perception in the market that the holders of a large number of holders of shares of our common stock intend to sell shares of our common stock, could reduce the market price of our common stock.

The strike price and the warrant entitlement of the Warrants are subject to automatic adjustments pursuant to the terms of the Warrants for, among other things, stock splits and the payment of dividends, including regular quarterly cash dividends on our common stock, and certain other issuances of common stock, OP Units and equity-linked securities and may materially adversely impact the per-share trading price of our common stock and ability to pay or increase dividends on our common stock.

The strike price and the warrant entitlement of the Warrants are subject to automatic adjustments pursuant to the terms of the Warrants for, among other things, stock splits and the payment of dividends, including regular quarterly cash dividends, on our common stock, and certain other issuances of common stock, OP Units and equity-linked securities. The payment of dividends, including our regular cash dividends, has resulted in a corresponding reduction in the strike price and corresponding increase of the warrant entitlement of the Warrants. The strike price of the Warrants will continue to decrease, and the warrant entitlement of the Warrants will continue to increase, in each quarter in connection with the payment of dividends, including our regular cash dividends. The adjustments associated with the Warrants may make it less likely that we will increase our regular cash dividends or declare other dividends except to the extent necessary to maintain our status as a REIT for U.S. federal income tax purposes, which may adversely impact the market price of our common stock. Furthermore, the strike price of the Warrants is subject to adjustment upon the issuance or sale of any shares of our common stock, OP Units or any equity-linked securities at a price less than the then-current strike price of the Warrants (a “Degressive Issuance”) and would result in a corresponding decrease in the strike price of the Warrants. As a result, the adjustment to the strike price of the Warrants upon a Degressive Issuance may limit our ability to issue or sell common stock, OP Units or any other equity-linked securities and limit our potential growth. To the extent the Warrants are exercised, the common stock issuable upon the exercise of the Warrants will result in dilution to the existing holders of our common stock. Sales of substantial numbers of shares of common stock issued upon the exercise of Warrants in the public market or the potential that such Warrants may be exercised could also adversely affect the per-share trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”) and AI Risk Management Framework. This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management (“ERM”).

Key components of our cybersecurity risk management program include:

•	risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise information technology (“IT”) environment;
•	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•	cybersecurity awareness training of our employees, incident response personnel and senior management;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•	a third-party cyber risk management process for vendors including, among other things, a security assessment and contracting program for vendors based on their risk profile.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Item IA. Risk Factors— Risks Related to Our Business and Operations—We face risks associated with security breaches through cyber-attacks, cyber intrusions, as well as other significant disruptions of our information systems.”

Cybersecurity Governance

Our board of directors recognizes the critical importance of maintaining the trust and confidence of our tenants, business partners, investors, and employees. Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Cybersecurity Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

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

Item 2. Properties

The following table provides certain information with respect to the Company Portfolio, as of December 31, 2024.

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Atlanta	1099 Dodds Avenue	Adairsville	GA	Warehouse/Distribution	2005	150,000	100%	$656,625	0.5%	$4.38
	1413 Lovers Lane	Augusta	GA	Warehouse/Distribution	1999	200,000	100%	$738,075	0.6%	$3.69
	1665 Dogwood Drive SW	Conyers	GA	Warehouse/Distribution	1973	198,000	100%	$745,707	0.6%	$3.77
	1715 Dogwood Drive	Conyers	GA	Warehouse/Distribution	1973	100,000	100%	$284,614	0.2%	$2.85
	11236 Harland Drive	Covington	GA	Warehouse/Distribution	1988	32,361	100%	$161,805	0.1%	$5.00
	40 Pinyon Road	Covington	GA	Warehouse/Distribution	1997	60,148	100%	$375,074	0.3%	$6.24
	32 Dart Road	Newnan	GA	Warehouse/Light Manufacturing	1988/2014	194,800	100%	$899,190	0.7%	$4.62
	Peachtree City	Peachtree City	GA	Small Bay Industrial	1979 & 2013	297,926	100%	$1,818,714	1.4%	$6.11
	Peachtree City II	Peachtree City	GA	Small Bay Industrial	1989	117,000	98%	$961,944	0.7%	$8.38
	6739 New Calhoun Highway NE	Rome	GA	Warehouse/Distribution	1981/1996 & 2017	320,000	100%	$1,014,400	0.8%	$3.17
	6777-6785 New Calhoun Highway NE	Rome	GA	Warehouse/Distribution	2023	416,600	100%	$2,454,346	1.9%	$5.89

Boston	54-56 Milliken	Portland	ME	Warehouse/Light Manufacturing	1966 & 2022/2013	268,713	100%	$2,361,129	1.8%	$8.79

Charlotte	1570 East P Street Extension	Newton	NC	Warehouse/Light Manufacturing	2005	155,220	100%	$1,229,184	0.9%	$7.92

Cincinnati	Cornell Commerce Center	Blue Ash	OH	Small Bay Industrial	1976	165,521	98%	$1,089,646	0.8%	$6.74
	1220-1230 Hillsmith Drive	Cincinnati	OH	Warehouse/Distribution	1975	46,039	100%	$260,034	0.2%	$5.65
	1-45 Techview Drive	Cincinnati	OH	Warehouse/Distribution	1981-1982	86,462	91%	$423,316	0.3%	$5.35
	4225-4331 Dues Drive	Cincinnati	OH	Warehouse/Distribution	1972	303,000	100%	$1,651,663	1.3%	$5.45
	613-637 Redna Terrace	Cincinnati	OH	Warehouse/Distribution	1965	74,521	100%	$459,401	0.4%	$6.16
	8080 Reading Road	Cincinnati	OH	Warehouse/Distribution	2007	10,000	100%	$68,000	0.1%	$6.80
	3741 Port Union Rd	Fairfield	OH	Warehouse/Distribution	1995/2001	53,602	93%	$313,167	0.2%	$6.30
	4115 Thunderbird	Fairfield	OH	Warehouse/Distribution	1991	70,000	100%	$278,567	0.2%	$3.98
	Fisher Industrial Park	Fairfield	OH	Warehouse/Light Manufacturing	1946, 2023	1,403,932	99%	$5,970,010	4.6%	$4.31
	Fairfield Business Center	Fairfield	OH	Small Bay Industrial	1990	39,558	100%	$248,029	0.2%	$6.27
	7585 Empire Drive	Florence	KY	Warehouse/Light Manufacturing	1973	148,415	61%	$361,460	0.3%	$4.00
	3825 Symmes Road	Hamilton	OH	Warehouse/Distribution	1990/1994	41,060	100%	$301,729	0.2%	$7.35
	11540-11630 Mosteller	Sharonville	OH	Warehouse/Light Manufacturing	1959	358,386	66%	$763,747	0.6%	$3.23
	2700 Kemper Road	Sharonville	OH	Small Bay Industrial	1990	85,718	100%	$663,648	0.5%	$7.75
	2800 Kemper Road	Sharonville	OH	Small Bay Industrial	1989	82,832	94%	$663,306	0.5%	$8.50

Cleveland	1200 Chester Industrial Parkway N	Avon	OH	Warehouse/Distribution	2007/2009	207,160	100%	$942,578	0.7%	$4.55
	1200 Chester Industrial Parkway S	Avon	OH	Warehouse/Light Manufacturing	1991	90,628	100%	$472,182	0.4%	$5.21
	1350 Moore Road	Avon	OH	Warehouse/Distribution	1997	109,075	0%	$-	0.0%	$-
	22209 Rockside Road	Bedford	OH	Warehouse/Distribution	2008/2021	197,518	100%	$1,121,902	0.9%	$5.68
	1120 West 130th St	Brunswick	OH	Warehouse/Distribution	2000	100,301	100%	$534,849	0.4%	$5.33
	4211 Shuffel Street NW	Canton	OH	Warehouse/Light Manufacturing	1994	255,000	100%	$1,473,502	1.1%	$5.78
	2100 International Parkway	Canton	OH	Warehouse/Light Manufacturing	2000	274,464	0%	$-	0.0%	$-
	2210 International Parkway	Canton	OH	Warehouse/Distribution	2001	350,000	100%	$1,568,000	1.2%	$4.48
	14801 County Rd 212	Findlay	OH	Warehouse/Distribution	1998	405,000	100%	$1,560,804	1.2%	$3.85
	30339 Diamond Parkway	Glenwillow	OH	Warehouse/Distribution	2007	400,184	100%	$2,735,835	2.1%	$6.84
	Gilchrist Road I	Mogadore	OH	Warehouse/Distribution	1961-1978	209,592	100%	$882,291	0.7%	$4.21
	Gilchrist Road II	Mogadore	OH	Warehouse/Distribution	1991-1994	473,046	100%	$1,768,210	1.4%	$3.74
	Gilchrist Road III	Mogadore	OH	Warehouse/Distribution	1994/1998	335,521	93%	$1,252,039	1.0%	$4.02
	1366 Commerce Drive	Stow	OH	Warehouse/Distribution	1960	216,000	93%	$765,000	0.6%	$3.83
	1755 Enterprise	Twinsburg	OH	Warehouse/Light Manufacturing	1978/2005	255,570	100%	$1,426,236	1.1%	$5.58
	31000 Viking Parkway	Westlake	OH	Small Bay Industrial	1998	100,150	100%	$665,295	0.5%	$6.64

Columbus	1650-1654 Williams Road	Columbus	OH	Warehouse/Distribution	1973/1974 & 1975	772,450	100%	$2,364,186	1.8%	$3.06
	2120-2138 New World	Columbus	OH	Warehouse/Distribution	1971	121,200	100%	$446,892	0.3%	$3.69
	2626 Port Road	Columbus	OH	Warehouse/Distribution	1994	156,641	100%	$531,358	0.4%	$3.39
	8273 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1996/2007	77,271	100%	$417,934	0.3%	$5.41
	8288 Green Meadows	Lewis Center	OH	Warehouse/Distribution	1988	300,000	100%	$1,096,030	0.8%	$3.65
	Graphics Way	Lewis Center	OH	Small Bay Industrial	2000	73,426	80%	$393,506	0.3%	$6.73
	Orange Point	Lewis Center	OH	Small Bay Industrial	2001	143,863	100%	$833,791	0.6%	$5.80
	3100 Creekside	Lockbourne	OH	Warehouse/Distribution	2000	340,000	100%	$1,479,000	1.1%	$4.35
	100 Paragon Parkway	Mansfield	OH	Warehouse/Distribution	1995	314,736	100%	$975,000	0.7%	$3.10
	7001 Americana	Reynoldsburg	OH	Warehouse/Distribution	1986/2007 & 2012	54,100	100%	$273,151	0.2%	$5.05
	2800 Howard Street	Sidney	OH	Warehouse/Distribution	2016	480,000	100%	$1,695,809	1.3%	$3.53
	1520 Experiment Farm Road	Troy	OH	Warehouse/Light Manufacturing	1997	160,000	100%	$755,580	0.6%	$4.72
	2180 Corporate Drive	Troy	OH	Warehouse/Light Manufacturing	1996	160,000	100%	$740,176	0.6%	$4.63
	952 Dorset Road	Troy	OH	Small Bay Industrial	1988/1999	76,800	100%	$308,261	0.2%	$4.01

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
Indianapolis	2900 Shadeland	Indianapolis	IN	Warehouse/Distribution	1957/1992	933,439	80%	$2,255,104	1.7%	$3.01
	3035 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1962/2001 & 2004	562,497	91%	$1,794,542	1.4%	$3.52
	3169 North Shadeland	Indianapolis	IN	Warehouse/Distribution	1979/1993	44,374	95%	$223,570	0.2%	$5.33
	3333 N. Franklin Road	Indianapolis	IN	Warehouse/Distribution	1967	276,240	100%	$911,592	0.7%	$3.30
	3525 S. Arlington	Indianapolis	IN	Warehouse/Distribution	1990	219,104	100%	$787,009	0.6%	$3.59
	6555 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1969/1997	314,775	100%	$1,470,079	1.1%	$4.67
	6575 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	60,000	100%	$331,200	0.3%	$5.52
	6585 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	100,000	100%	$409,117	0.3%	$4.09
	6635 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1998	99,877	100%	$476,039	0.4%	$4.77
	6701 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1990	7,820	100%	$89,902	0.1%	$11.50
	6737 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	87,500	100%	$476,917	0.4%	$5.45
	6751 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1997	100,000	100%	$377,600	0.3%	$3.78
	6951 E 30th Street	Indianapolis	IN	Warehouse/Distribution	1995	44,000	100%	$222,825	0.2%	$5.06
	7750 Georgetown Road	Indianapolis	IN	Warehouse/Distribution	2006	102,934	100%	$715,649	0.5%	$6.95
	7901 W. 21st Street	Indianapolis	IN	Warehouse/Distribution	1985/1994	353,000	72%	$972,803	0.7%	$3.83
	Sam Jones	Indianapolis	IN	Warehouse/Light Manufacturing	1970	484,879	100%	$1,451,085	1.1%	$2.99
	3701 David Howarth Drive	Lafayette	IN	Warehouse/Distribution	2008/2019	294,730	100%	$1,828,913	1.4%	$6.21

Jacksonville	8000-8001 Belfort Parkway	Jacksonville	FL	Small bay Industrial	1999	85,920	100%	$942,746	0.7%	$10.97
	8451 Western Way	Jacksonville	FL	Warehouse/Light Manufacturing	1968/1975& 1986-1987	288,750	100%	$2,162,786	1.7%	$7.49
	Center Point Business Park	Jacksonville	FL	Small Bay Industrial	1990-1997	537,800	100%	$4,617,667	3.5%	$8.59
	Liberty Business Park	Jacksonville	FL	Small Bay Industrial	1996-2023	519,586	100%	$5,678,136	4.3%	$10.93
	Salisbury Business Park	Jacksonville	FL	Small Bay Industrial	2001-2023	209,372	100%	$2,218,941	1.7%	$10.60
	265 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988/1999	187,205	100%	$748,820	0.6%	$4.00
	338 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1996/2001	309,084	100%	$989,636	0.8%	$3.20
	430 Industrial Boulevard	Midway	GA	Warehouse/Distribution	1988	47,599	100%	$174,113	0.1%	$3.66

Memphis	7585 AE Beaty Drive/2995 Appling Road	Bartlett	TN	Warehouse/Distribution	2006	67,557	89%	$586,698	0.4%	$9.76
	2950 Brother Boulevard	Bartlett	TN	Warehouse/Distribution	1987/2019	232,375	85%	$792,795	0.6%	$4.00
	210 American	Jackson	TN	Warehouse/Distribution	1967/1981 & 2012	638,400	100%	$1,489,872	1.1%	$2.33
	1590-1680 Century Center Parkway	Memphis	TN	Warehouse/Distribution	1990-2004	520,052	95%	$4,949,938	3.8%	$10.06
	1700-1710 Dunn Avenue	Memphis	TN	Warehouse/Distribution	1957-1959/1963/1973	316,935	100%	$925,018	0.7%	$2.92
	1814 S Third Street	Memphis	TN	Warehouse/Distribution	1966	88,950	100%	$195,690	0.1%	$2.20
	3635 Knight Road	Memphis	TN	Warehouse/Distribution	1986	131,904	0%	$-	0.0%	$-
	3650 Distriplex Drive	Memphis	TN	Warehouse/Distribution	1997	330,253	100%	$1,370,550	1.0%	$4.15
	3670 South Perkins Road	Memphis	TN	Warehouse/Light Manufacturing	1974	74,582	100%	$242,391	0.2%	$3.25
	3980 Premier Avenue	Memphis	TN	Warehouse/Distribution	1964	141,256	98%	$352,730	0.3%	$2.56
	4370-4450 South Mendenhall Road	Memphis	TN	Warehouse/Distribution	1984	665,053	97%	$2,934,683	2.2%	$4.57
	4575 Pleasant Hill Road	Memphis	TN	Warehouse/Distribution	1991	320,186	100%	$1,087,673	0.8%	$3.40
	4740 Shelby Drive	Memphis	TN	Warehouse/Distribution	1991	115,950	55%	$260,673	0.2%	$4.05
	5846 Distribution Drive	Memphis	TN	Warehouse/Distribution	1984	34,560	100%	$163,469	0.1%	$4.73
	6290 Shelby View Drive	Memphis	TN	Warehouse/Distribution	1999/2003	74,665	100%	$454,357	0.3%	$6.09
	Airport Business Park	Memphis	TN	Small Bay Industrial	1985-1989	235,071	93%	$2,739,280	2.1%	$12.54
	Collins Industrial Memphis	Memphis	TN	Small Bay Industrial	1989-2001	247,217	95%	$1,187,025	0.9%	$5.05
	Outland Center Memphis I	Memphis	TN	Warehouse/Distribution	1988-1989	175,337	86%	$698,790	0.5%	$4.66
	Outland Center Memphis II	Memphis	TN	Warehouse/Distribution	1989	232,200	100%	$822,009	0.6%	$3.54
	Outland/Burbank Industrial	Memphis	TN	Warehouse/Distribution	1969-1996	367,416	100%	$1,195,280	0.9%	$3.25
	Place Industrial Memphis	Memphis	TN	Warehouse/Distribution	1980-1988	85,631	88%	$333,811	0.3%	$4.41
	Shelby Distribution	Memphis	TN	Warehouse/Distribution	1989	202,303	100%	$734,115	0.6%	$3.63
	Shelby Distribution II	Memphis	TN	Warehouse/Distribution	1998	113,240	100%	$440,034	0.3%	$3.89
	South Park	Memphis	TN	Warehouse/Distribution	1991/2005	566,281	100%	$1,930,826	1.5%	$3.41
	Willow Lake Industrial	Memphis	TN	Warehouse/Distribution	1989	75,643	100%	$358,505	0.3%	$4.74
	10455 Marina Drive	Olive Branch	MS	Warehouse/Light Manufacturing	1986	161,200	100%	$547,149	0.4%	$3.39
	10682 Ridgewood Road	Olive Branch	MS	Warehouse/Distribution	1985	90,000	100%	$343,732	0.3%	$3.82
	7560 Priority Lane	Olive Branch	MS	Warehouse/Distribution	1988	48,750	100%	$195,195	0.1%	$4.00
	8970 Deerfield Drive	Olive Branch	MS	Warehouse/Distribution	1977	51,320	100%	$200,412	0.2%	$3.91

South Bend	5681 Cleveland Road	South Bend	IN	Warehouse/Distribution	1994	62,550	100%	$227,057	0.2%	$3.63
	South Bend 4491 Mayflower	South Bend	IN	Warehouse/Distribution	2000	77,000	100%	$302,610	0.2%	$3.93
	South Bend 4955 Ameritech	South Bend	IN	Warehouse/Distribution	2004	228,000	100%	$1,096,680	0.8%	$4.81
	South Bend 5855 Carbonmill	South Bend	IN	Warehouse/Distribution	2002	198,000	100%	$920,700	0.7%	$4.65
	South Bend Brick Road	South Bend	IN	Warehouse/Distribution	1998	101,450	100%	$368,264	0.3%	$3.63

St. Louis	9150 Latty Avenue	Berkeley	MO	Warehouse/Distribution	1965/2018	142,364	70%	$450,000	0.3%	$4.50
	160-275 Corporate Woods Place	Bridgeton	MO	Warehouse/Distribution	1990	155,434	72%	$464,227	0.4%	$4.14
	3051 Gateway	Edwardsville	IL	Warehouse/Light Manufacturing	2016	521,171	100%	$2,626,324	2.0%	$5.04
	349 Gateway	Edwardsville	IL	Warehouse/Light Manufacturing	2016	624,159	100%	$2,786,967	2.1%	$4.47
	3919 Lakeview Corporate Drive	Edwardsville	IL	Warehouse/Distribution	2019	769,500	0%	$-	0.0%	$-
	4848 Park 370 Boulevard	Hazelwood	MO	Warehouse/Light Manufacturing	2006	76,092	100%	$499,007	0.4%	$6.56

Market	Property (1)	City	State	Property Type	Year Built/ Renovated (2)	Square Footage	Occupancy	Annualized Rent (3)	Percent of Total Annualized Rent (4)	Annualized Rent/ Square Footage (5)
	Phantom Drive	Hazelwood	MO	Warehouse/Distribution	1971	129,000	97%	$558,931	0.4%	$4.46
	Metro St Louis	Maryland Heights	MO	Warehouse/Light Manufacturing	1979	59,055	73%	$237,246	0.2%	$5.52
	1901-1939 Beltway Dr	Overland	MO	Warehouse/Light Manufacturing	1986	76,485	67%	$529,216	0.4%	$10.38
	11646 Lakeside Crossing	St. Louis	MO	Warehouse/Distribution	2005	100,021	100%	$748,492	0.6%	$7.48
	Grissom Drive	St. Louis	MO	Warehouse/Light Manufacturing	1970	79,258	100%	$319,410	0.3%	$4.03
	St. Louis Commerce Center	St. Louis	MO	Warehouse/Distribution	1999-2001	487,150	100%	$2,207,586	1.7%	$4.53

Existing Portfolio – Industrial Properties						29,250,971	92.3%	$130,898,135	100%	$4.85

_______________

(1)	Property listing includes all wholly owned properties as of December 31, 2024.
(2)	Renovation means significant upgrades, alterations, or additions to building areas, interiors, exteriors and/or systems.
(3)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2024, by 12.
(4)	Represents the percentage of total annualized rent for properties owned as of December 31, 2024.
(5)	Calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2024, by 12, and then dividing by leased square feet for such property as of December 31, 2024.

As of December 31, 2024, 29 of our 129 properties were encumbered by mortgage indebtedness totaling $176,400, excluding unamortized deferred financing fees and debt issuance costs. See “Note 7—Indebtedness” in the accompanying notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Functionality Diversification

The following tables set forth information relating to functionality diversification by building type based on total square footage and annualized rent as of December 31, 2024.

Property Type	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Warehouse/Distribution	91	91.7%	20,062,452	68.6%	$78,014,224	59.8%	$4.24
Warehouse/Light Manufacturing	22	91.7%	6,170,759	21.1%	27,853,977	21.3%	4.92
Small Bay Industrial (1)	16	98.2%	3,017,760	10.3%	25,029,934	18.9%	8.45
Total Company Portfolio	129	92.3%	29,250,971	100%	$130,898,135	100%	$4.85

______________

(1)	Small bay industrial is inclusive of flex space totaling 603,134 rentable square feet and annualized base rent of $7,257,028.

Geographic Diversification

The following tables set forth information relating to geographic diversification of the Company Portfolio by market based on total annualized rent as of December 31, 2024.

Market	Number of Properties	Occupancy	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent
Memphis	29	94.6%	6,404,287	21.9%	$27,532,700	21.1%
Indianapolis	17	91.8%	4,085,169	14.0%	14,793,944	11.3%
Cleveland	16	89.3%	3,979,209	13.6%	17,168,723	13.1%
Cincinnati	15	92.7%	2,969,046	10.2%	13,515,723	10.3%
Columbus	14	99.5%	3,230,487	11.0%	12,310,675	9.4%
St. Louis	12	72.0%	3,219,689	11.0%	11,427,406	8.7%
Atlanta	11	99.9%	2,086,835	7.1%	10,110,495	7.7%
Jacksonville	8	100.0%	2,185,316	7.5%	17,532,846	13.5%
South Bend	5	100.0%	667,000	2.3%	2,915,310	2.2%
Boston	1	100.0%	268,713	0.9%	2,361,129	1.8%
Charlotte	1	100.0%	155,220	0.5%	1,229,184	0.9%
Total Company Portfolio	129	92.3%	29,250,971	100%	$130,898,135	100%

Industry Diversification

The following tables set forth information relating to tenant diversification of the leased portion of the Company Portfolio by industry based on total square feet occupied and annualized rent as of December 31, 2024.

Industry	Total Leased Square Feet	Number of Leases	Percentage of Leased Square Feet	Annualized Base Rent	Percentage of Annualized Base Rent	Annualized Base Rent per Square Foot
Logistics & Transportation	8,160,867	76	30.2%	$33,911,975	25.9%	$4.16
Automotive	2,156,884	23	8.0%	10,210,625	7.8%	4.73
Wholesale/Retail	2,060,636	29	7.6%	10,502,267	8.0%	5.10
Home & Garden	1,773,751	22	6.6%	6,106,583	4.7%	3.44
Construction	1,357,672	37	5.0%	6,730,160	5.1%	4.96
Healthcare	1,297,715	50	4.8%	9,448,831	7.2%	7.28
Printing & Paper	1,109,317	10	4.1%	3,811,799	2.9%	3.44
Plastics	1,268,619	17	4.7%	5,833,572	4.5%	4.60
Food & Beverage	930,068	17	3.4%	5,422,827	4.1%	5.83
Industrial Equipment Components	842,725	24	3.1%	4,159,659	3.2%	4.94
Other Industries	6,052,287	192	22.5%	34,759,837	26.6%	5.74
Total Company Portfolio	27,010,541	497	100%	$130,898,135	100%	$4.85

Tenants

The following table sets forth information about the ten largest tenants in our Company Portfolio based on total annualized rent as of December 31, 2024.

Tenant	Market	Industry	# of Leases	Total Leased Square Feet	Expiration	Annualized Base Rent/SF	Annualized Base Rent	Percent of Total Annualized Rent
Accredo Health, Inc.	Memphis	Healthcare	7	250,731	3/31/2030	$12.13	$3,040,599	2.3%
Geodis Logistics, LLC	St. Louis	Logistics & Transportation	1	624,159	8/31/2025	4.47	2,786,967	2.1%
Royal Canin U.S.A, Inc.	St. Louis	Wholesale/Retail	1	521,171	12/31/2026	5.04	2,626,324	2.0%
ODW Logistics, Inc.	Columbus	Logistics & Transportation	1	772,450	6/30/2025	3.06	2,364,186	1.8%
Archway Marketing Holdings, Inc.	South Bend	Logistics & Transportation	3	503,000	3/31/2026	4.61	2,319,990	1.8%
ASW Supply Chain Services, LLC	Cleveland	Logistics & Transportation	5	577,237	11/30/2027	3.74	2,158,177	1.6%
Balta US, Inc.	Jacksonville	Home & Garden	2	629,084	10/31/2029	3.19	2,004,036	1.5%
Communications Test Design, Inc.	Memphis	Logistics & Transportation	2	566,281	12/31/2025	3.41	1,930,826	1.5%
Winston Products, LLC	Cleveland	Wholesale/Retail	2	266,803	4/30/2032	7.08	1,888,831	1.4%
Advanced Composites, Inc.	Columbus	Automotive	1	480,000	12/31/2031	3.53	1,695,809	1.3%
Ten Largest Tenants by Annualized Rent			25	5,190,916		$4.40	$22,815,745	17.3%
All Other			472	21,819,625		4.95	108,082,390	82.7%
Total Company Portfolio			497	27,010,541		$4.85	$130,898,135	100%

Lease Overview

Triple-net lease: In our triple-net leases, the tenant is responsible for all aspects of, and costs related to, the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure, or certain building systems, such as heating and air conditioning and fire suppression. As of December 31, 2024, there were 403 triple-net leases in the Company Portfolio, representing approximately 83.6% of our total annualized base rent.

Modified net lease: In our modified net leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant. As of December 31, 2024, there were 51 modified net leases in the Company Portfolio, representing approximately 8.9% of our total annualized base rent.

Gross lease: In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. As of December 31, 2024, there were 43 gross leases in the Company Portfolio, representing approximately 7.5% of the annualized base rent.

Lease Expirations

As of December 31, 2024, the weighted average in-place remaining lease term of the Company Portfolio was 3.2 years. The following table sets forth a summary schedule of lease expirations for lease space currently available as of December 31, 2024 and each of the ten full calendar years commencing after December 31, 2024. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Expiration	Total Rentable Square Feet	Percentage of Rentable Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (2)	Annualized Base Rent per Square Foot (3)
Available	2,240,430	7.7%	$—	—	$—
2025	3,683,898	12.6%	18,325,271	14.0%	4.97
2026	5,555,784	19.0%	25,693,967	19.7%	4.62
2027	5,386,687	18.4%	25,707,343	19.7%	4.77
2028	3,668,517	12.5%	18,372,941	14.0%	5.01
2029	3,090,996	10.6%	14,350,431	11.0%	4.64
2030	2,664,814	9.1%	11,936,787	9.1%	4.48
2031	1,009,060	3.4%	4,889,979	3.7%	4.85
2032	1,143,592	3.9%	6,350,339	4.9%	5.55
2033	359,371	1.2%	2,147,342	1.6%	5.98
2034	40,592	0.1%	194,842	0.1%	4.80
Thereafter	407,230	1.5%	2,928,893	2.2%	7.19
Total Company Portfolio	29,250,971	100%	$130,898,135	100%	$4.85

____________________

(1)	Annualized rent is calculated by multiplying rental payments (defined as cash rents before abatements) for the month ended December 31, 2024, by 12.
(2)	Calculated as annualized base rent set forth in this table divided by total annualized base rent for the Company Portfolio as of December 31, 2024.
(3)	Calculated as annualized base rent for such leases divided by leased square feet for such leases at each of the properties so impacted by the lease expirations as of December 31, 2024.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of February 27, 2025, we had 45,550,898 shares of common stock outstanding held of record by a total of approximately 133 stockholders; however, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of stockholders is based on the records of Continental Stock Transfer & Trust, which serves as our transfer agent.

Market Information

Our common stock is traded on the NYSE under the symbol “PLYM.” On December 31, 2024, the closing price of our common stock, as reported on the NYSE, was $17.80.

Distribution Policy

It is our policy to declare quarterly dividends to the stockholders so as to comply with applicable provisions of the Code governing REITs. The declaration and payment of quarterly dividends remains subject to the review and approval of the board of directors. To satisfy the requirements to qualify as a REIT, we have paid and intend to continue to pay regular quarterly cash dividends of all or substantially all of our REIT taxable income (excluding net capital gains) to holders of our common stock.

We intend to distribute at least 90% of our taxable income each year (subject to certain adjustments as described below) to our stockholders in order to qualify as a REIT under the Code and generally expect to meet the minimum distribution requirements set forth in the Code so as to avoid the excise tax on undistributed REIT taxable income.

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

Issuer Purchases of Equity Securities

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the MSCI US REIT Index. The MSCI US REIT Index represents performance of publicly-traded REITs. Returns over the indicated period are based on historical data and should not be considered indicative of future returns. The graph covers the period from December 31, 2019 to December 31, 2024 and assumes that $100 was invested in our common stock and in each index on December 31, 2019 and that all dividends were reinvested.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with our audited historical financial statements and related notes thereto as of and for the years ended December 31, 2024 and 2023.

Overview

We are a full service, vertically integrated, self-administered and self-managed REIT focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties. The Company Portfolio consists of 129 industrial properties located in eleven states with an aggregate of approximately 29.3 million rentable square feet leased to 443 different tenants. We also own a 35% equity interest in, and provide asset management services to, a joint venture through a wholly owned subsidiary of the Operating Partnership.

Investment Strategy

Our strategy is to acquire, own and manage single and multi-tenant industrial properties located in Primary Markets and Secondary Markets, as well as select sub-markets, with access to large pools of skilled labor in the main industrial, distribution and logistics corridors of the United States. We seek to generate attractive risk-adjusted returns for our stockholders through a combination of dividends and capital appreciation.

Factors That May Influence Future Results of Operations

Business and Strategy

Our core investment strategy is to acquire industrial properties located in Primary Markets and Secondary Markets across the U.S., as well as select sub-markets across the U.S. We expect to acquire these properties through third-party purchases and structured sale-leasebacks where we believe we can achieve attractive initial yields and strong ongoing cash-on-cash returns.

Our target markets are located in Primary Markets and Secondary Markets, as well as select sub-markets, because we believe these markets tend to have less occupancy and rental rate volatility and less buyer competition relative to Gateway Markets. We also believe that the systematic aggregation of such properties will result in a diversified portfolio that will produce sustainable risk-adjusted returns. Future results of operations may be affected, either positively or negatively, by our ability to effectively execute this strategy.

We also intend to continue pursuing joint venture arrangements with institutional partners which could provide management fee income, residual profit-sharing income and the ability to purchase properties out of the joint venture over time. Such joint ventures may involve investing in industrial assets that would be characterized as opportunistic or value-add investments. These may involve development or redevelopment strategies that may require significant up-front capital expenditures, lengthy lease-up periods and result in inconsistent cash flows. As such, these properties’ risk profiles and return metrics would likely differ from the non-joint venture properties that we target for acquisition.

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company Portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. The Company Portfolio was approximately 92.3% and 98.1% occupied as of December 31, 2024, and 2023, respectively. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations & Leasing Activity

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from January 1, 2025, to December 31, 2026, an aggregate of 33.7% of the annualized base rent leases in the Company Portfolio are scheduled to expire, which we believe will provide us an opportunity to increase certain rents under below market leases to then-current rental rates.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the year ended December 31, 2024.

Year Ended December 31, 2024	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Renewals	4,180,593	71.7%	$4.02	$4.54	12.9%	$0.15	$0.13
New Leases	1,646,543	28.3%	$4.25	$5.45	28.2%	$0.51	$0.29
Total/weighted average	5,827,136	100%	$4.09	$4.79	17.1%	$0.25	$0.17

Conditions in Our Markets

The Company Portfolio is located in various Primary Markets and Secondary Markets within the main industrial distribution and logistics corridors of the United States. Positive or negative changes in economic or other conditions, adverse weather conditions and natural disasters in these markets are likely to affect our overall performance.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain estimates, judgments and assumptions are inherently subjective and based on the existing business and market conditions and are therefore continually evaluated based upon available information and experience. The following item requires significant estimation or judgement.

Purchase Price Accounting

We have determined that judgments regarding the allocation of the purchase price of acquired real estate properties based upon the fair value of the assets acquired and liabilities assumed to be a critical accounting estimate. As discussed below in the section titled “Critical Accounting Policies,” we allocate the purchase price of acquired real estate properties based upon the fair value of the assets acquired and liabilities assumed, which generally consist of land, buildings, tenant improvements, mortgage debt assumed, if applicable, and deferred leasing intangibles, which includes in-place leases, above market and below market leases, and tenant relationships, and is therefore subject to subjective analysis and uncertainty. The purchase price is allocated to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The determination of fair value includes the use of significant assumptions such as rental rates, land value, discount rates, and exit capitalization rates. Acquired above and below market lease intangibles are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above market leases or the remaining term of the lease plus the term of any below market fixed rate renewal options for below market leases. The purchase price is further allocated to in-place lease values based on an estimate of the lease revenue received during a reasonable lease-up period as if the property was vacant on the date of acquisition. The allocation of the purchase price to mortgage debt assumed, if applicable, is determined by comparing the net present value of remaining debt payments at the stated rate per the mortgage agreement to the net present value of the remaining debt payments using the prevailing market borrowing rates. We do not believe that the conclusions we reached regarding the allocation of the purchase price of acquired real estate properties, in the current economic and operating environment, would result in a materially different conclusion within any reasonable range of assumptions that could have been applied.

Fair Market Value of Warrants

The warrants issued by the Operating Partnership are not traded in an active market and the fair market value is determined using a Monte Carlo valuation model. Determining the appropriate fair value model and calculating the fair market value of warrants requires considerable judgment and use of estimates. The determination of fair market value includes the use of significant assumptions, such as volatility and expected dividend yield. Changes in these estimates would cause the value to be higher or lower than that reported in the consolidated balance sheet each reporting period. Changes in the fair market value of the warrant liability is recorded in the consolidated statement of operations each reporting period.

Fair Market Value of the Forward Contract Asset

The forward contract asset represents the fair market value of the Company’s Operating Partnership’s obligation to sell additional Series C Preferred Units. The forward contract’s fair market value is determined using a Black-Derman-Toy valuation model. Determining the appropriate fair value model and calculating the fair market value of the forward contract requires considerable judgement and use of estimates. The determination of fair market value includes the use of significant assumptions, such as volatility and estimated credit spread. Changes in these estimates would cause the value to be higher or lower than that reported in the consolidated balance sheet each reporting period the instrument remains outstanding. Changes in the fair market value of the forward contract is recorded in the consolidated statement of operations each reporting period the instrument remains outstanding.

Impairment of Long-Lived Assets

The Company assesses the carrying values of our respective long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Long-lived assets are primarily comprised of real estate properties.

On a quarterly basis, management assesses whether there are any indicators, including changes in the anticipated holding period, general market conditions, and property operating performance, that may indicate an impairment exists. Recoverability of real estate properties is measured by comparison of the carrying amount of the property to the estimated future undiscounted cash flows to be generated from the use and eventual disposition of that property. If our analysis indicates that the carrying value of the real estate property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. The Company determined there was no impairment of value of real estate properties as of December 31, 2024 and 2023.

Impairment of Unconsolidated Joint Ventures

We account for our investment in unconsolidated joint ventures under the equity method. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the earnings or losses, distributions received, and other-than-temporary impairments.

Our unconsolidated joint ventures are evaluated for impairment when conditions exist that may indicate that the decrease in the carrying amount of our investment has occurred and is other than temporary. Triggering events or impairment indicators for our unconsolidated joint ventures include, recurring operating losses of an investee, absence of an ability to recover the carrying amount of the investee, the ability of an investee to sustain an earnings capacity, a carrying amount that exceeds the fair value of the investment and that decline in fair value is other-than-temporary. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of investment to its estimated fair value. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgement.

During the year ended December 31, 2024, no other-than-temporary impairment related to our unconsolidated joint ventures were identified.

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

We believe our most critical accounting policies are the regular evaluation of whether the value of a real estate asset and unconsolidated joint ventures has been impaired, accounting for acquisitions and the fair market value of warrants and forward contract assets. Each of these items involves estimates that require management to make judgments that are subjective in nature. We collect historical data and current market data, and based on our experience we analyze these assumptions in order to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets and unconsolidated joint ventures, stock-based compensation, preferred unit forward contract asset and its warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the then-current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

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

Forward Contract

The Company accounts for its Operating Partnership’s forward contract to issue redeemable preferred units as a financial instrument as it represents a forward sale on redeemable equity. A forward contract on redeemable equity is classified as a liability or asset because it creates an obligation of the Company’s Operating Partnership to repurchase its own equity and settle in cash. Asset or liability-classified financial instruments are measured at fair market value at issuance and at the end of each reporting period. Any change in the fair market value of the financial instrument is recorded in the consolidated financial statements through earnings.

Real Estate Property Acquisitions

The Company accounts for its real estate property acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805. The Company has concluded that the acquisition of real estate properties will be accounted for as an asset acquisition as opposed to a business combination. The significant difference between the two accounting models is that within an acquisition of assets, acquisition costs are capitalized as a cost of the assets, whereas in a business combination acquisition costs are expensed and not included as part of the consideration transferred.

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

Redeemable Non-Controlling Interest – Preferred Units

The Company applies the guidance enumerated in ASC 480, when determining the classification and measurement of its Operating Partnership’s preferred units. Preferred units subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. The Company classifies conditionally redeemable preferred units, which includes preferred units that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as mezzanine equity. The Company subsequently measures mezzanine equity based on whether the instrument is currently redeemable or whether or not it is probable the instrument will become redeemable. Upon determination that the instrument is probable of redemption, the Company will adjust the carrying value to the redemption value. If redemption is not probable, the Company will not adjust the carrying value of the instrument recorded as mezzanine equity other than to reflect dividends accrued and not yet paid, but which will be payable under the redemption feature.

Warrants

The Company accounts for its Operating Partnership’s warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants that are not considered indexed to the Company’s own stock are required to be accounted for as a liability. Liability-classified financial instruments are measured at fair market value on the issuance date and at the end of each reporting period. Any change in the fair market value of the financial instrument after the issuance date is recorded in the consolidated financial statements through earnings.

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

For the years ended December 31, 2024, and 2023, we define the Same Store Portfolio as a subset of our total portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repositioning during the period from January 1, 2023 through December 31, 2024.

The discussion of our Same Store Portfolio and our total portfolio for the comparison of the years ended December 31, 2023 and 2022 that are not included in this Form 10-K can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024.

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the years ended December 31, 2024 and 2023:

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Year Ended December 31,		Change		Year Ended December 31,		Change			Year Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%		2024	2023	$	%
Revenue:
Rental revenue	$150,417	$147,635	$2,782	1.9%	$47,146	$52,125	$(4,979)	(9.6%	)	$197,563	$199,760	$(2,197)	(1.1%	)
Management fee revenue and other income	—	—	—	—	792	88	704	800.0%		792	88	704	800.0%
Total revenues	150,417	147,635	2,782	1.9%	47,938	52,213	(4,275)	(8.2%	)	198,355	199,848	(1,493)	(0.7%	)

Property expenses	45,156	42,527	2,629	6.2%	16,562	20,015	(3,453)	(17.3%	)	61,718	62,542	(824)	(1.3%	)
Depreciation and amortization										85,729	92,891	(7,162)	(7.7%	)
General and administrative										14,764	14,904	(140)	(0.9%	)
Total operating expenses										162,211	170,337	(8,126)	(4.8%	)

Other income (expense):
Interest expense										(37,412)	(38,278)	866	(2.3%	)
Loss in investment of unconsolidated joint ventures										(5,145)	—	(5,145)	100.0%
Loss on extinguishment of debt										(269)	(72)	(197)	273.6%
Gain on sale of real estate										145,396	22,646	122,750	542.0%
Gain on financing transaction										6,660	—	6,660	100.0%
Loss on interest rate swap										(481)	—	(481)	100.0%
Unrealized loss from interest rate swap										(39)	—	(39)	100.0%
Total other income (expense)										108,710	(15,704)	124,414	792.2%
Income tax provision										(2,487)	—	(2,487)	100.0%
Net income (loss)										$142,367	$13,807	$128,560	931.1%

Rental revenue: Rental revenue decreased $2,197 to $197,563 for the year ended December 31, 2024 as compared to $199,760 for the year ended December 31, 2023. The decrease was primarily related to a net decrease in rental revenue from Acquisitions, Dispositions and Other of $4,979, offset by an increase of $2,782 from Same Store Portfolio primarily from an increase in rent income of $3,242 due to leasing activities, an increase of $2,946 in tenant recoveries, partially offset by a decrease in non-cash rent adjustments of $3,406 for the year ended December 31, 2024.

Property expenses: Property expenses decreased $824 for the year ended December 31, 2024 to $61,718 as compared to $62,542 for the year ended December 31, 2023 primarily due to a net decrease in expenses related to Acquisitions, Dispositions and Other of $3,453 and an increase of $2,629 from the Same Store Portfolio driven primarily by an increase in operating expenses and utilities of $3,071, partially offset by a decrease in real estate taxes of $442 .

Depreciation and amortization: Depreciation and amortization expense decreased by $7,162 to $85,729 for the year ended December 31, 2024, as compared to $92,891 for the year ended December 31, 2023, due to net decreases from Acquisitions, Dispositions and Other of $3,719 primarily due to the real estate properties contributed to the Joint Venture no longer being depreciated and amortized as of August 26, 2024, and net decreases from the Same Store Portfolio of $3,443 related to the full depreciation and amortization of certain assets during the year ended December 31, 2024.

General and administrative: General and administrative expenses decreased approximately $140 to $14,764 for the year ended December 31, 2024 as compared to $14,904 for the year ended December 31, 2023. The decrease is attributable primarily to decreased compensation and professional expenses of $1,141, a decrease in acquisition expenses of $85, partially offset by an increase in non-cash stock compensation of $1,130.

Interest expense: Interest expense decreased by approximately $866 to $37,412 for the year ended December 31, 2024, as compared to $38,278 for the year ended December 31, 2023. The schedule below is a comparative analysis of the components of interest expense for the years ended December 31, 2024 and 2023.

(In thousands)	Year Ended December 31,
	2024	2023
Changes in accrued interest	$(1,648)	$984
Amortization of debt related costs	1,909	2,184
Total change in accrued interest and amortization of debt related costs	261	3,168
Cash interest paid	37,545	36,212
Capitalized interest	(394)	(1,102)
Total interest expense	$37,412	$38,278

Loss in investment of unconsolidated joint ventures: Loss in investment of unconsolidated joint ventures in the amount of $5,145 represents our share of loss related to our investment in unconsolidated joint ventures. There was no loss in investment of unconsolidated joint ventures for the year ended December 31, 2023.

Loss on extinguishment of debt: Loss on extinguishment of debt of $269 for the year ended December 31, 2024 was due to the write off of deferred financing costs related to the modification of debt for the unsecured debt and borrowings under line of credit. Loss on extinguishment of debt of $72 for the year ended December 31, 2023 was due to the partial repayment of the Transamerica Loan.

Gain on sale of real estate: Gain on sale of real estate for years ended December 31, 2024 and 2023 of $145,396 and $22,646, respectively, represents the following:

For the year ended December 31, 2024:

•	The contribution of the 34 properties within the Chicago market, recognizing a net gain of $136,751.
•	Gain recognized upon a tenant’s notice to exercise its purchase option and the reclassification of the property to net investment in sales-type lease, recognizing a net gain of $7,796.
•	The sale of a single, 221,911 square foot property located in Kansas City, MO, recognizing a net gain of $849.

For the year ended December 31, 2023:

•	The Company sold a single, 306,000 square foot property located in Chicago, IL, and a single, 157,000 square foot property in Marlton, NJ, recognizing a net gain of $22,646.

Gain on financing transaction: Gain on financing transaction for the year ended December 31, 2024 of $6,660 is related to $43,948 of net gain related to adjustments to the fair market value of warrants, offset by the initial loss of $18,746 and corresponding issuance costs of $12,000 realized upon the issuance of the Series C Preferred Units and $6,542 of net loss related to fair market value adjustments of forward contract. There was no gain on financing transactions for the year ended December 31, 2023.

Loss on interest rate swap: Loss on interest rate swap of $481 is related to the amount of realized loss on interest rate swaps reclassified from accumulated other comprehensive income (loss) into earnings for the year ended December 31, 2024. There was no loss on interest rate swap for the year ended December 31, 2023.

Unrealized loss from interest rate swap: Loss on interest rate swap of $39 is related to the mark-to-market adjustment of the de-designated interest rate swaps for the year ended December 31, 2024. There was no unrealized loss from interest rate swap for the year ended December 31, 2023.

Supplemental Earnings Measures

Investors in and industry analysts following the real estate industry utilize supplemental earnings measures such as net operating income (“NOI”), earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”), funds from operations (“FFO”), core funds from operations (“Core FFO”) and adjusted funds from operations (“AFFO”) as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as NOI, EBITDAre, FFO, Core FFO and AFFO, among others. We provide information related to NOI, EBITDAre, FFO, Core FFO and AFFO both because such industry analysts are interested in such information, and because our management believes NOI, EBITDAre, FFO, Core FFO and AFFO are important performance measures. NOI, EBITDAre, FFO, Core FFO and AFFO are factors used by management in measuring our performance. Neither NOI, EBITDAre, FFO, Core FFO or AFFO should be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Neither NOI, EBITDAre, FFO, Core FFO or AFFO represents cash generated from operating activities in accordance with GAAP and neither should be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is either indicative of funds available for our cash needs, including our ability to make cash distributions.

NOI

We consider net operating income to be an appropriate supplemental measure to net income in that it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue and tenant recoveries) less property-level operating expenses. NOI excludes depreciation and amortization, income tax provision, general and administrative expenses, impairments, loss in investment of unconsolidated joint ventures, gain on sale of real estate, interest expense, gain on financing transaction, loss on interest rate swap, unrealized loss from interest rate swap, appreciation (depreciation) of warrants and other non-operating items.

The following is a reconciliation from historical reported net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

(In thousands)	Year Ended December 31,
	2024	2023	2022
NOI:
Net income (loss)	$142,367	$13,807	$(17,096)
Income tax provision	2,487	—	—
General and administrative	14,764	14,904	15,939
Depreciation and amortization	85,729	92,891	95,312
Interest expense	37,412	38,278	32,217
Loss in investment of unconsolidated joint ventures	5,145	—	147
Loss on extinguishment of debt	269	72	2,176
Gain on sale of real estate	(145,396)	(22,646)	—
Gain on financing transaction	(6,660)	—	—
Loss on interest rate swap	481	—	—
Unrealized loss from interest rate swap	39	—	—
Appreciation (depreciation) of warrants	—	—	(1,760)
Management fee revenue and other income	(792)	(88)	(94)
NOI	$135,845	$137,218	$126,841

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss), computed in accordance with GAAP, before interest expense, income tax provision, depreciation and amortization, gain on sale of real estate, appreciation (depreciation) of warrants, impairments, gain on financing transaction, loss on interest rate swap, unrealized loss from interest rate swap and loss on extinguishment of debt. Our proportionate share of EBITDAre for unconsolidated joint ventures is calculated to reflect EBITDAre on the same basis. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net income (loss) to EBITDAre for the periods presented:

(In thousands)	Year Ended December 31,
	2024	2023	2022
EBITDAre:
Net income (loss)	$142,367	$13,807	$(17,096)
Income tax provision	2,487	—	—
Depreciation and amortization	85,729	92,891	95,312
Interest expense	37,412	38,278	32,217
Loss on extinguishment of debt	269	72	2,176
Gain on sale of real estate	(145,396)	(22,646)	—
Gain on financing transaction	(6,660)	—	—
Loss on interest rate swap	481	—	—
Proportionate share of EBITDAre from unconsolidated joint ventures	6,309	—	—
Unrealized loss from interest rate swap	39	—	—
Appreciation (depreciation) of warrants	—	—	(1,760)
EBITDAre	$123,037	$122,402	$110,849

FFO and Core FFO

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of a REIT’s operating performance, thereby, providing investors the potential to compare our operating performance with that of other REITs. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. In December 2018, NAREIT issued a white paper restating the definition of FFO. The purpose of the restatement was not to change the fundamental definition of FFO, but to clarify existing NAREIT guidance. The restated definition of FFO is as follows: Net Income (Loss) (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We define FFO, consistent with the NAREIT definition. Adjustments for unconsolidated joint ventures will be calculated to reflect FFO on the same basis. Other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. FFO should not be used as a measure of our liquidity and is not indicative of funds available for our cash needs, including our ability to pay dividends.

We calculate Core FFO by adjusting FFO for items such as dividends paid or accrued to holders of our preferred stock and redeemable non-controlling interest, acquisition and transaction related expenses for transactions not completed, gain on financing transaction, income tax provision, and certain non-cash operating expenses such as unrealized loss from interest rate swap, loss on interest rate swap, appreciation (depreciation) of warrants and loss on extinguishment of debt. We believe that Core FFO is a useful supplemental measure in addition to FFO by adjusting for items that are not considered by us to be part of the period-over-period operating performance of our property portfolio, thereby, providing a more meaningful and consistent comparison of our operating and financial performance during the periods presented below. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net income (loss) to FFO and Core FFO for the periods presented:

(In thousands)	Year Ended December 31,
	2024	2023	2022
FFO:
Net income (loss)	$142,367	$13,807	$(17,096)
Gain on sale of real estate	(145,396)	(22,646)	—
Depreciation and amortization	85,729	92,891	95,312
Proportionate share of FFO from unconsolidated joint ventures	5,826	—	268
FFO	$88,526	$84,052	$78,484
Preferred stock dividends	—	(2,509)	(4,866)
Redeemable non-controlling – Series C Preferred Unit dividends	(1,503)	—	—
Income tax provision	2,487	—	—
Loss on extinguishment of debt	269	72	2,176
Gain on financing transaction	(6,660)	—	—
Loss on interest rate swap	481	—	—
Unrealized loss from interest rate swap	39	—	—
Acquisition expenses	—	85	201
Appreciation (depreciation) of warrants	—	—	(1,760)
Core FFO	$83,639	$81,700	$74,235

AFFO

Adjusted funds from operations, or AFFO, is presented in addition to Core FFO. AFFO is defined as Core FFO, excluding certain non-cash operating revenues and expenses, capitalized interest and recurring capitalized expenditures. Recurring capitalized expenditures include expenditures required to maintain and re-tenant our properties, tenant improvements and leasing commissions. AFFO further adjusts Core FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, non-cash equity compensation, non-cash interest expense and adjustments for unconsolidated partnerships and joint ventures. Our proportionate share of AFFO for unconsolidated joint ventures is calculated to reflect AFFO on the same basis.

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

(In thousands)	Year Ended December 31,
	2024	2023	2022
AFFO:
Core FFO	$83,639	$81,700	$74,235
Amortization of debt related costs	1,909	2,184	2,163
Non-cash interest expense	(1,648)	984	2,248
Stock compensation	4,197	2,966	2,603
Capitalized interest	(394)	(1,102)	(1,125)
Straight line rent	761	(1,944)	(3,682)
Above/below market lease rents	(1,204)	(2,221)	(3,151)
Proportionate share of AFFO from unconsolidated joint ventures	(189)	—	—
Recurring capital expenditures (1)	(7,278)	(5,743)	(6,793)
AFFO	$79,793	$76,824	$66,498

_______________

(1)	Excludes non-recurring capital expenditures of $21,755, $30,366 and $60,350 for the years ended December 31, 2024, 2023 and 2022, respectively.

Cash Flow

A summary of our cash flows for the years ended December 31, 2024 and 2023 are as follows:

(In thousands)	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$96,070	$81,872
Net cash provided by (used in) investing activities	$87,463	$(79)
Net cash (used in) provided by financing activities	$(166,110)	$(86,802)

Operating activities: Net cash provided by operating activities for the year ended December 31, 2024 increased approximately $14,198 compared to the year ended December 31, 2023. The increase was primarily attributable to an increase in accounts payable, accrued expenses and other liabilities for capital expenditure liabilities, partially offset by the timing of cash payments.

Investing activities: Net cash provided by investing activities for the year ended December 31, 2024 increased approximately $87,542 compared to the year ended December 31, 2023 primarily due to an increase in net proceeds from the sale of real estate of $182,277, an increase in proceeds from net investment in sales-type lease of $21,244, and decrease in capital expenditures of $10,525, partially offset by an increase in property acquisitions completed during the year ended December 31, 2024 totaling $122,043 as opposed to $0 during the year ended December 31, 2023 and an increase in contributions to and investments in joint ventures of $4,461.

Financing activities: Net cash used in financing activities for the year ended December 31, 2024, increased $79,308 compared to the year ended December 31, 2023. The change was predominantly driven by a decrease in net proceeds from the line of credit facility of $213,300, a decrease of $50,005 in net proceeds from common stock, an increase in debt issuance costs and dividends and distributions paid of $7,639, partially offset by an increase in net proceeds from financing transaction of $54,375, decrease in cash used for the repurchase and redemption of Series A Preferred Stock of $48,886 and a decrease in repayment of secured debt of $88,375.

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

As of December 31, 2024, we had available liquidity of approximately $499.5 million, comprised of $19.5 million in cash and cash equivalents and $480.0 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Variable Interest Rates ($ in thousands)

We are exposed to market risk from changes in interest rates. Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under our KeyBank unsecured line of credit and unsecured KeyBank Term Loans, which bear interest at a variable rate.

At December 31, 2024, we had $470,000 of outstanding variable rate debt. As of December 31, 2024, all our outstanding variable debt was fixed with interest rate swaps through maturity, with the exception of the balance of $20,000 under the KeyBank unsecured line of credit. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 5.89% during the year ended December 31, 2024. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the year ended December 31, 2024, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the year ended December 31, 2024, our interest expense for the year would have increased by approximately $30. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Existing Indebtedness as of December 31, 2024

The following is a schedule of our indebtedness as of December 31, 2024 ($ in thousands):

Loan	Outstanding Balance	Interest rate at December 31, 2024	Maturity Date
Secured debt:
Allianz Loan	60,085	4.07%	April 10, 2026
Nationwide Loan	14,632	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	53,782	3.15%	January 1, 2028
Minnesota Life Loan	19,101	3.78%	May 1, 2028
Total secured debt	$176,400
Unamortized debt issuance costs, net	(408)
Unamortized premium/(discount), net	(12)
Secured debt, net	$175,980
Unsecured debt:
$200m KeyBank Term Loan	200,000	3.03%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.40%(1)(2)	May 2, 2027
$100m KeyBank Term Loan	100,000	3.00%(1)(2)	November 6, 2028
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(2,259)
Unsecured debt, net	$447,741

Borrowings under line of credit:
KeyBank unsecured line of credit	20,000	5.89%(1)	November 6, 2028
Total borrowings under line of credit	$20,000

________________________

(1)	For the month of December 2024, the one-month term SOFR for our unsecured debt was at a weighted average of 4.520% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 4.338%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of December 31, 2024, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, 1.527% respectively.

2024 Debt Activity

On November 13, 2024, the Company repaid in full, the outstanding principal balance of approximately $10,470 on the Midland National Life Insurance Mortgage. The Company also executed an assignment of the Transamerica Loan which had a remaining principal balance of approximately $56,684.

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

On August 1, 2024, the Company repaid in full, the outstanding principal and interest balance of approximately $18,087 on the Ohio National Life Mortgage using proceeds from the KeyBank unsecured line of credit.

Stock Issuances ($ in thousands)

Universal Shelf S-3 Registration Statement

On February 27, 2024, the Company and Operating Partnership filed an automatic shelf registration statement on Form S-3 (“2024 $750 Million S-3 Filing”) with the SEC registering an aggregate of $750,000 of securities, consisting of an indeterminate amount of common stock, preferred stock, depository shares, warrants, rights to purchase our common stock and debt securities. As of December 31, 2024, the Company has $750,000 available for issuance under the 2024 $750 Million S-3 Filing.

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

For the year ended December 31, 2024, the Company did not issue any shares of its common stock under the 2024 $200 Million ATM Program or 2023 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Contractual Obligations and Commitments

The following table sets forth our obligations and commitments as of December 31, 2024:

(in thousands)	Payments Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter
Principal payments - secured debt	$176,400	$3,246	$60,951	$15,783	$96,420	$—	$—
Principal payments - unsecured debt	450,000	—	—	350,000	100,000	—	—
Principal payments - borrowings under line of credit	20,000	—	—	—	20,000	—	—
Interest payments - secured debt	14,862	6,231	4,538	3,604	489	—	—
Interest payments - unsecured debt	42,018	16,110	16,110	6,956	2,842	—	—
Interest payments - borrowings under line of credit (1)	4,613	1,178	1,178	1,178	1,079	—	—
Office Leases	4,943	928	837	855	826	810	687
Ground Leases (2)	8,192	207	209	209	209	209	7,149
Total Contractual Obligations	$721,028	$27,900	$83,823	$378,585	$221,865	$1,019	$7,836

____________________

(1)	Interest payments for the $100m, $150m and $200m KeyBank Term Loans are calculated using a fixed rate of 1.504%, 2.904%, and 1.527%, respectively. Interest payments for the borrowings under line of credit is calculated using a fixed interest rate of 5.888%.
(2)	Includes two ground subleases with a lease term through the end of December 31, 2055. Lease term includes one, twenty-year renewal option at a stated rent.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we have an investment in an unconsolidated joint venture with our ownership percentage at 35%. We exercise significant influence over, but do not control, the entity. As a result, we account for this using the equity method of accounting. As of December 31, 2024, the aggregate carrying amount of non-recourse debt including both our and our partners’ share incurred by the joint venture was approximately $176,576 (of which our proportionate share is approximately $61,802). The table below summarizes the outstanding debt of the joint venture properties as of December 31, 2024.

	Venture Ownership %	Stated Interest Rate	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Aegon	35%	4.35%	$ 56,684	$ —	$ 56,576	$ 19,802	8/1/2028
Aegon - B	35%	6.51%	$ 30,000	$ —	$ 30,000	$ 10,500	8/1/2028
Voya	35%	5.60%	$ 90,000	$ —	$ 90,000	$ 31,500	12/1/2029

As of December 31, 2023, we had no off-balance sheet arrangements.

Inflation

Inflation could increase in the future and remain at elevated levels. The majority of our leases are either triple net or provide for tenant recoveries for costs related to real estate taxes and operating expenses. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and tenant payment of taxes and expenses described above. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Interest Rate Risk ($ in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the consolidated balance sheets at fair value. As of December 31, 2024, all our outstanding variable rate debt was fixed with interest rate swaps through maturity with the exception of the balance of $20,000 under the KeyBank unsecured line of credit. We recognize all derivatives within the consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of December 31, 2024, the Company had entered into eight interest rate swap agreements.

The following table details our outstanding interest rate swaps as of December 31, 2024:

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	December 31, 2024
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%	$200,000	$10,113
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%	$100,000	$3,962
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$1,843
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$921
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$921
Wells Fargo Bank, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.750%	$50,000	$(258)
JPMorgan Chase Bank, N.A. (3)	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(131)
Capital One, N.A. (3)	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(131)

_______________

(1)	Represents the notional value of interest rate swaps effective as of December 31, 2024.
(2)	As of December 31, 2024, the fair value of five of our interest rate swaps were in an asset position of approximately $17.8 million and the remaining three interest rate swaps were in a liability position of approximately $0.5 million.
(3)	As of December 31, 2024, these interest rate swaps have been de-designated as a result of the hedge transactions related to these swaps no longer being probable of occurring.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $13,009 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for our 2024 annual reporting. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We adopted ASU 2023-07 in the year ended December 31, 2024 and the adoption did not have a material impact on our consolidated financial statements.

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

In connection with the preparation of this annual report on Form 10-K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. As a result of this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide the reasonable assurance described above.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

ITEM 9C. HOLDING FOREIGN COMPANIES ACCOUNTABLE ACT

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item 10 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2025, in connection with our 2025 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item 11 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2025, in connection with our 2025 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this Item 12 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2025, in connection with our 2025 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item 13 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2025, in connection with our 2025 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND EXPENSES

Information with respect to this Item 14 is incorporated by reference from our proxy statement, which we intend to file on or before April 30, 2025, in connection with our 2025 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

See Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

(b)  Financial Statement Schedule

Financial Statement Schedule III as listed in the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

(c)  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Articles of Amendment and Restatement of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38106) filed on September 9, 2021)
3.3	Articles of Amendment of Plymouth Industrial REIT, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-19748) filed on June 1, 2017)
3.4	Certificate of Designations establishing and fixing the rights, limitations and preferences of Series C Cumulative Preferred Units (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q (File No. 001-38106) filed on November 12, 2024)
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 27, 2020)
4.2†	Third Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-38106) filed on February 22, 2024)
4.3†	Restricted Stock Agreement (Employee) (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
4.4†	Restricted Stock Agreement (Director) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-251104) filed on December 3, 2020)
10.1	Amended and Restated Agreement of Limited Partnership of Plymouth Industrial OP, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on September 11, 2014)
10.2†	Amended and Restated Employment Agreement with Jeffrey E. Witherell, dated as of June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on June 24, 2019)
10.3†	Form of Indemnification Agreement between Plymouth Industrial REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on May 22, 2017)
10.4	Limited Liability Company Agreement of Plymouth Industrial 20 LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-196798) filed on March 29, 2017)
10.5	Loan Agreement, dated as of July 10, 2018, by and among Transamerica Life Insurance Company and the Borrowers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on July 17, 2018)
10.6*	Third Amended and Restated Credit Agreement, dated as of November 6, 2024, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto
10.7	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors, KeyBank National Association and the other Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021)
10.8	Term Loan Agreement, dated as of August 11, 2021, by and among Plymouth Industrial OP, LP, the Guarantors from time to time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on August 17, 2021)

10.9	Distribution Agreement, dated as of February 28, 2023, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Agents party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on February 28, 2023)
10.10†	Employment Agreement with Anthony Saladino, dated as of February 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-381061) filed on February 23, 2022)
10.11	Second Amendment, Increase and Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of May 2, 2022, by and among Plymouth Industrial OP, LP, the Guarantors from time-to-time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-381061) filed on May 4, 2022)
10.12	First Amendment and Joinder to Term Loan Credit Agreement, dated as of May 2, 2022, by and among Plymouth Industrial OP, LP, the Guarantors from time-to-time party thereto, KeyBank National Association and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-381061) filed on May 4, 2022)
10.13	Amendment No. 1 to Distribution Agreement, dated as of May 9, 2023, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and the Agents party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38106) filed on May 9, 2023)
10.14	Securities Purchase Agreement, dated as of August 26, 2024, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and Isosceles Investments, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-38106) filed on August 27, 2024)
10.15	Warrant Agreement, dated as of August 26, 2024, by and among Plymouth Industrial OP, LP, Plymouth Industrial REIT, Inc., and Isosceles Investments, LLC (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 001-38106) filed on November 12, 2024)
10.16	Registration Rights Agreement, dated as of August 26, 2024, by and among Plymouth Industrial REIT, Inc., Plymouth Industrial OP, LP and Isosceles Investments, LLC (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (File No. 001-38106) filed on November 12, 2024)
10.17	Board Observer Agreement, dated as of August 26, 2024, by and among Plymouth Industrial REIT, Inc. and Isosceles Investments, LLC (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (File No. 001-38106) filed on November 12, 2024)
10.18	Limited Liability Company Interest Contribution Agreement, dated as of August 26, 2024, by and among Plymouth Industrial OP, LP, Isosceles JV Investments, LLC and Isosceles JV, LLC (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q (File No. 001-38106) filed on November 12, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-38106) filed on February 22, 2024)
21.1*	List of Subsidiaries
23.1*	Consent of Pricewaterhouse Coopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Plymouth Industrial REIT, Inc. Incentive Based Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-38106) filed on February 22, 2024)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.XSD*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

Signature	Title	Date

/s/ Jeffrey E. Witherell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Jeffrey E. Witherell

/s/ Anthony Saladino	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025
Anthony Saladino

/s/ Pendleton P. White, Jr.	Director	March 3, 2025
Pendleton P. White, Jr.

/s/ Philip S. Cottone	Director	March 3, 2025
Philip S. Cottone

/s/ Richard DeAgazio	Director	March 3, 2025
Richard DeAgazio

/s/ David G. Gaw	Director	March 3, 2025
David G. Gaw

/s/ John W. Guinee III	Director	March 3, 2025
John W. Guinee III

/s/ Caitlin Murphy	Director	March 3, 2025
Caitlin Murphy

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS	Page

Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-6

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	F-7

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022	F-8

Consolidated Statements of Changes in Preferred Stock, Redeemable Non-controlling Interest and Equity for the Years Ended December 31, 2024, 2023 and 2022	F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-12

Notes to Consolidated Financial Statements	F-14

Financial Statement Schedule

Schedule III. Real Estate Properties and Accumulated Depreciation as of December 31, 2024	F-41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Plymouth Industrial REIT, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plymouth Industrial REIT, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in preferred stock, redeemable non-controlling interest and equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Property Acquisitions

As described in Notes 2 and 3 to the consolidated financial statements, during 2024, the Company completed 9 real estate property acquisitions for a total purchase price of $122 million, including $1.4 million of acquisition costs, of which $18.7 million of land, $86.8 million of buildings, $4.9 million of site improvements, and $11.8 million of net deferred lease intangibles were recorded. The accounting for real estate property acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired property, the allocation of those cash flows to identifiable intangible assets and liabilities, and in determining the estimated fair value for assets acquired and liabilities assumed. The amounts allocated to lease intangibles (leases in place, leasing commissions, tenant relationships, and above and below market leases) are based on management’s estimates and assumptions, as well as other information compiled by management, including independent third party analysis and market data. The process for determining the allocation to these components requires management to make estimates and assumptions, including rental rates, land value, discount rates, and exit capitalization rates.

The principal considerations for our determination that performing procedures relating to real estate property acquisitions is a critical audit matter are (i) the significant judgment by management in developing the fair value estimates of the tangible and intangible assets acquired and liabilities assumed, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions related to rental rates, land value, discount rates, and exit capitalization rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the allocation of the purchase price to the assets acquired and liabilities assumed. These procedures also included, among others, for a sample of acquisitions (i) reading the purchase agreements, (ii) testing management’s process for developing the fair value estimates of the tangible and intangible assets acquired and liabilities assumed, (iii) evaluating the appropriateness of the future cash flow models used by management, (iv) testing the completeness and accuracy of the data used in the models, and (v) evaluating the reasonableness of assumptions used by management related to rental rates, land value, discount rates, and exit capitalization rates. Evaluating these assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. For certain acquisitions, professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the future cash flow models used by management and (ii) the reasonableness of assumptions related to rental rates, land value, discount rates, and exit capitalization rates.

Classification and Valuation of Warrants

As described in Notes 2, 11 and 14 to the consolidated financial statements, on August 26, 2024, the Company, through Plymouth Industrial Operating Partnership L.P. (the “Operating Partnership”), entered into a Purchase Agreement with Sixth Street Partners, LLC (“Investor”) to issue and sell to the Investor warrants to purchase, in the aggregate, up to 11,760,000 Operating Partnership units. As of December 31, 2024, management accounted for the warrants as derivative liabilities with a fair market value of $45.9 million. The Company accounts for its Operating Partnership’s warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants that are not considered indexed to the Company’s own stock are required to be accounted for as a liability. Liability-classified financial instruments are measured at fair market value on the issuance date and at the end of each reporting period. The warrants issued by the Operating Partnership are not traded in an active market and the fair market value is determined using a Monte Carlo valuation model. Determining the appropriate fair value model and calculating the fair market value of warrants requires considerable judgment and use of estimates. The determination of fair market value includes the use of significant assumptions, such as volatility and expected dividend yield.

The principal considerations for our determination that performing procedures relating to the classification and valuation of warrants is a critical audit matter are (i) the significant judgment by management when determining the classification of the warrants as derivative liabilities versus equity investments, as well as when developing the fair value estimate of the warrants at issuance and at the end of the reporting period, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s determination of the classification of the warrants and management’s significant assumptions related to volatility and expected dividend yield, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the evaluation of the classification of the warrants and the valuation of the warrants, including controls over the valuation model, significant assumptions, and underlying data. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) management’s determination of the classification of the warrants and (b) the reasonableness of management’s estimate by developing an independent range of values for the warrant liability using an independently determined model and assumptions and comparing the independent range of values to management’s estimate.

Valuation of the Forward Contract

As described in Notes 2 and 11 to the consolidated financial statements, on August 26, 2024, the Company, through its Operating Partnership, issued a forward contract pursuant to which the Operating Partnership will sell an additional 79,090 Non-Convertible Cumulative Series C Preferred Units (“Series C Preferred Units”) at a price of $1,000 per Series C Preferred Unit. As of December 31, 2024, management accounted for the forward contract as an asset with a fair market value of $3.7 million. The Company accounts for its Operating Partnership’s forward contract to issue redeemable preferred units as a financial instrument as it represents a forward sale on redeemable equity. A forward contract on redeemable equity is classified as a liability or asset because it creates an obligation of the Company’s Operating Partnership to repurchase its own equity and settle in cash. Asset or liability-classified financial instruments are measured at fair market value at issuance and at the end of each reporting period. The forward contract’s fair market value is determined using a Black-Derman-Toy valuation model. Determining the appropriate fair value model and calculating the fair market value of the forward contract requires considerable judgement and use of estimates. The determination of fair market value includes the use of significant assumptions, such as volatility and estimated credit spread.

The principal considerations for our determination that performing procedures relating to the valuation of the forward contract is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the forward contract at issuance and at the end of the reporting period, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to volatility and estimated credit spread, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the fair market value of the forward contract asset, including controls over the valuation model, significant assumptions, and underlying data. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by developing an independent range of values for the forward contract asset using an independently determined model and assumptions and comparing the independent range of values to management’s estimate.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2025

We have served as the Company’s auditor since 2020.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Real estate properties	$1,418,305	$1,567,866
Less accumulated depreciation	(261,608)	(268,046)
Real estate properties, net	1,156,697	1,299,820

Cash	17,546	14,493
Cash held in escrow	1,964	4,716
Restricted cash	24,117	6,995
Investment in unconsolidated joint ventures	62,377	—
Deferred lease intangibles, net	41,677	51,474
Interest rate swaps	17,760	21,667
Other assets	42,622	42,734
Forward contract asset	3,658	—
Total assets	$1,368,418	$1,441,899

Liabilities, Redeemable Non-controlling Interest and Equity
Liabilities:
Secured debt, net	$175,980	$266,887
Unsecured debt, net	447,741	447,990
Borrowings under line of credit	20,000	155,400
Accounts payable, accrued expenses and other liabilities	83,827	73,904
Warrant liability	45,908	—
Deferred lease intangibles, net	5,026	6,044
Interest rate swaps	520	1,161
Financing lease liability	2,297	2,271
Total liabilities	781,299	953,657
Commitments and contingencies (Note 15)

Redeemable non-controlling interest - Series C Preferred Units, 500,000 units authorized, (aggregate liquidation preference of $81,985 and $0 at December 31, 2024 and December 31, 2023, respectively)	1,259	—

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 45,389,186 and 45,250,184 shares issued and outstanding at December 31, 2024 and 2023, respectively	454	452
Additional paid in capital	604,839	644,938
Accumulated deficit	(43,262)	(182,606)
Accumulated other comprehensive income	17,517	20,233
Total stockholders' equity	579,548	483,017
Non-controlling interest	6,312	5,225
Total equity	585,860	488,242
Total liabilities, redeemable non-controlling interest and equity	$1,368,418	$1,441,899

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Rental revenue	$197,563	$199,760	$183,442
Management fee revenue and other income	792	88	94
Total revenues	198,355	199,848	183,536

Operating expenses:
Property	61,718	62,542	56,601
Depreciation and amortization	85,729	92,891	95,312
General and administrative	14,764	14,904	15,939
Total operating expenses	162,211	170,337	167,852

Other income (expense):
Interest expense	(37,412)	(38,278)	(32,217)
Loss in investment of unconsolidated joint ventures	(5,145)	—	(147)
Loss on extinguishment of debt	(269)	(72)	(2,176)
Gain on sale of real estate	145,396	22,646	—
Gain on financing transaction	6,660	—	—
Loss on interest rate swap	(481)	—	—
Unrealized loss from interest rate swap	(39)	—	—
(Appreciation) depreciation of warrants	—	—	1,760
Total other income (expense)	108,710	(15,704)	(32,780)
Income before income tax provision	144,854	13,807	(17,096)
Income tax provision	(2,487)	—	—
Net income (loss)	142,367	13,807	(17,096)
Less: Net income (loss) attributable to non-controlling interest	1,520	147	(210)
Less: Net income (loss) attributable to redeemable non-controlling interest - Series C Preferred Units	1,503	—	—
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	139,344	13,660	(16,886)
Less: Preferred Stock dividends	—	2,509	4,866
Less: Series B Preferred Stock accretion to redemption value	—	—	4,621
Less: Loss on extinguishment/redemption of Series A Preferred Stock	—	2,023	99
Less: Amount allocated to participating securities	1,478	337	256
Net income (loss) attributable to common stockholders	$137,866	$8,791	$(26,728)
Net income (loss) per share attributable to common stockholders — basic	$3.06	$0.20	$(0.67)
Net income (loss) per share attributable to common stockholders — diluted	$3.06	$0.20	$(0.67)

Weighted-average common shares outstanding — basic	44,989,288	43,554,504	39,779,128
Weighted-average common shares outstanding — diluted	45,046,432	43,631,693	39,779,128

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$142,367	$13,807	$(17,096)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	(3,227)	(9,609)	30,115
Loss on interest rate swap	481	—	—
Other comprehensive income (loss)	(2,746)	(9,609)	30,115
Comprehensive income (loss)	139,621	4,198	13,019
Less: Net income (loss) attributable to non-controlling interest	1,520	147	(210)
Less: Net income (loss) attributable to redeemable non-controlling interest - Series C Preferred Units	1,503	—	—
Less: Other comprehensive income (loss) attributable to non-controlling interest	(30)	(103)	376
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$136,628	$4,154	$12,853

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK,
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
 (In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Redeemable Non-controlling Interest	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2022	2,023,551	$48,473	4,411,764	$94,437	$—	36,110,659	$361	$532,666	$(177,258)	$—	$355,769	$4,831	$360,600
Repurchase and extinguishment of Series A Preferred Stock	(68,038)	(1,629)	—	—	—	—	—	—	(99)	—	(99)	—	(99)
Series B Preferred Stock accretion to redemption value	—	—	—	4,621	—	—	—	(4,621)	—	—	(4,621)	—	(4,621)
Conversion of Series B Preferred Stock	—	—	(4,411,764)	(99,058)		4,121,393	41	84,017	—	—	84,058	—	84,058
Net proceeds from common stock	—	—	—	—	—	2,345,247	24	58,155	—	—	58,179	—	58,179
Stock based compensation	—	—	—	—	—	—	—	2,603	—	—	2,603	—	2,603
Restricted shares issued	—	—	—	—	—	132,250	—	—	—	—	—	—	—
Conversion of common stock warrants	—	—	—	—		139,940	2	3,756	—	—	3,758	—	3,758
Dividends and distributions	—	—	—	—	—	—	—	(40,684)	—	—	(40,684)	(432)	(41,116)
Other comprehensive income	—	—	—	—	—	—	—	—	—	29,739	29,739	376	30,115
Reallocation of non-controlling interest	—	—	—	—	—	—	—	(824)	—	—	(824)	824	—
Net income (loss)	—	—	—	—	—	—	—	—	(16,886)	—	(16,886)	(210)	(17,096)
Balance, December 31, 2022	1,955,513	$46,844	—	$—	$—	42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK,
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
 (In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Redeemable Non-controlling Interest	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, December 31, 2022	1,955,513	$46,844	—	$—	$—	42,849,489	$428	$635,068	$(194,243)	$29,739	$470,992	$5,389	$476,381
Repurchase and extinguishment of Series A Preferred Stock	(1,730)	(41)	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Redemption of Series A Preferred Stock	(1,953,783)	(46,803)	—	—	—	—	—	(19)	(2,021)	—	(2,040)	—	(2,040)
Net proceeds from common stock	—	—	—	—	—	2,200,600	22	49,443	—	—	49,465	—	49,465
Stock based compensation	—	—	—	—	—	—	—	2,966	—	—	2,966	—	2,966
Restricted shares issued	—	—	—	—	—	200,095	2	(2)	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(42,286)	—	—	(42,286)	(440)	(42,726)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(9,506)	(9,506)	(103)	(9,609)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	(232)	—	—	(232)	232	—
Net income (loss)	—	—	—	—	—	—	—	—	13,660	—	13,660	147	13,807
Balance, December 31, 2023	—	$—	—	$—	$—	45,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK,
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
 (In thousands, except share and per share amounts)

	Preferred Stock Series A $0.01 Par Value		Preferred Stock Series B $0.01 Par Value		Redeemable Non-controlling Interest	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, December 31, 2023	—	$—	—	$—	$—	45,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242
Net proceeds from common stock	—	—	—	—	—	—	—	(540)	—	—	(540)	—	(540)
Stock based compensation	—	—	—	—	—	—	—	4,197	—	—	4,197	—	4,197
Restricted shares issued (forfeited)	—	—	—	—	—	139,002	2	(2)	—	—	—	—	—
Dividends and distributions	—	—	—	—	(244)	—	—	(43,685)	—	—	(43,685)	(472)	(44,157)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(2,716)	(2,716)	(30)	(2,746)
Reallocation of non-controlling interest	—	—	—	—	—	—	—	(69)	—	—	(69)	69	—
Net income (loss)	—	—	—	—	1,503	—	—	—	139,344	—	139,344	1,520	140,864
Balance, December 31, 2024	—	$—	—	$—	$1,259	45,389,186	$454	$604,839	$(43,262)	$17,517	$579,548	$6,312	$585,860

The accompanying notes are an integral part of the consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$142,367	$13,807	$(17,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,729	92,891	95,312
Straight line rent adjustment	761	(1,944)	(3,682)
Intangible amortization in rental revenue, net	(1,204)	(2,221)	(3,151)
Loss on extinguishment of debt	269	72	2,176
Amortization of debt related costs	1,909	2,184	2,163
Gain on financing transaction	(6,660)	—	—
Appreciation (depreciation) of warrants	—	—	(1,760)
Stock based compensation	4,197	2,966	2,603
Gain on sale of real estate	(145,396)	(22,646)	—
Unrealized loss from interest rate swap	39	—	—
Loss on interest rate swap	481	—	—
Loss in investment of unconsolidated joint ventures	5,145	—	147
Changes in operating assets and liabilities:
Other assets	(2,079)	(3,091)	(915)
Deferred leasing costs	(5,047)	(6,394)	(5,668)
Accounts payable, accrued expenses and other liabilities	15,559	6,248	2,099
Net cash provided by operating activities	96,070	81,872	72,228

Investing activities
Acquisition of real estate properties	(122,043)	—	(197,085)
Real estate improvements	(24,226)	(34,751)	(55,494)
Proceeds from sale of real estate, net	216,949	34,672	222
Contribution to and investment in Joint Venture	(4,461)	—	—
Net investment in sales-type lease	21,244	—	—
Net cash provided by (used in) investing activities	87,463	(79)	(252,357)

Financing activities
(Payment) Proceeds from issuance of common stock, net	(540)	49,465	58,179
Repayment of secured debt	(34,889)	(123,264)	(21,186)
Proceeds from issuance of unsecured debt	—	—	150,000
Proceeds from line of credit facility	137,000	149,400	213,000
Repayment of line of credit facility	(272,400)	(71,500)	(173,500)
Repurchase of Series A Preferred Stock	—	(43)	(1,728)
Redemption of Series A Preferred Stock	—	(48,843)	—
Redemption of Series B Preferred Stock	—	—	(15,000)
Proceeds from financing transaction	58,670	—	—
Financing transaction issuance costs	(4,295)	—	—
Debt issuance costs	(6,086)	(83)	(1,826)
Dividends and distributions paid	(43,570)	(41,934)	(39,971)
Net cash (used in) provided by financing activities	(166,110)	(86,802)	167,968

Net increase (decrease) in cash, cash held in escrow, and restricted cash	17,423	(5,009)	(12,161)
Cash, cash held in escrow, and restricted cash at beginning of period	26,204	31,213	43,374
Cash, cash held in escrow, and restricted cash at end of period	$43,627	$26,204	$31,213

	Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flow Disclosures:
Cash paid for interest	$37,545	$36,212	$28,931
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$—	$—	$2,895
Contribution of cash, cash held in escrow and restricted cash investment to Joint Venture	$2,772	$—	$—

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in dividends payable	$11,039	$10,216	$9,426
Distribution payable to non-controlling interest holder	$118	$110	$108
Contribution of real estate properties to Joint Venture	$60,921	$—	$—
Assumption of secured debt by Joint Venture	$56,232	$—	$—
Assumption of accounts payables, accrued expenses and other liabilities by Joint Venture	$13,746	$—	$—
Contribution of other assets to Joint Venture	$329	$—	$—
Financing transaction costs included in accounts payable, accrued expenses and other liabilities	$5,465	$—	$—
Contribution to and investment in joint venture in accounts payable, accrued expenses and other liabilities	$2,140	$—	$—
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$1,801	$1,868	$6,997
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$390	$575	$483
Conversion of common stock warrants	$—	$—	$3,758
Series B accretion to redemption value	$—	$—	$4,621
Conversion of Series B Preferred Stock	$—	$—	$84,058
Consolidation of net book value of investment in joint venture	$—	$—	$5,686
Assumption of other assets upon consolidation of investment in joint venture	$—	$—	$638
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$—	$—	$1,955
Assumption of secured debt upon consolidation of investment in joint venture	$—	$—	$56,000

The accompanying notes are an integral part of the consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company”, “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its Operating Partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of December 31, 2024 and 2023, the Company owned a 98.9% and 98.9%, respectively, equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in Primary Markets and Secondary Markets within the main industrial, distribution and logistics corridors of the United States. As of December 31, 2024, the Company, through its subsidiaries, wholly owned 129 industrial properties comprising 199 buildings with an aggregate of approximately 29.3 million square feet (square feet unaudited herein and throughout the Notes), and our regional property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet. The Company also owns a 35% equity interest in, and provides services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

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

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but exercise control, as well as any Variable Interest Entities (“VIEs”) in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a VIE and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets and unconsolidated joint ventures, stock-based compensation, preferred unit forward contract asset and its warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the then-current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and capital expenditure escrows, and cash held in escrow for real estate tax, insurance, cash held on behalf of the Joint Venture for tenant capital improvements and leasing commissions, in bank deposit accounts, which at times may exceed federally insured limits. As of December 31, 2024, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our consolidated balance sheets to amounts reported within our consolidated statements of cash flows:

	December 31,	December 31,
	2024	2023
Cash	$17,546	$14,493
Cash held in escrow	1,964	4,716
Restricted cash	24,117	6,995
Cash, cash held in escrow, and restricted cash	$43,627	$26,204

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the consolidated statements of operations.

Debt issuance costs amounted to $6,533 and $6,787 at December 31, 2024 and 2023, respectively, and related accumulated amortization amounted to $3,866 and $3,603 at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company has classified net unamortized debt issuance costs of $5,342 and $1,469, respectively, related to borrowings under the line of credit to other assets in the consolidated balance sheets.

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

Earnings (Loss) per Share

The Company follows the two-class method when computing net earnings (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. See “Note 13—Earnings per Share” in the accompanying notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied to some degree in determining the fair value of our debt, interest rate swaps and performance stock units discussed in Notes 7, 8, and 12, respectively, in determining the fair value of the forward contract for preferred units discussed in Note 11, and in determining the fair value of warrants to purchase partnership units in Note 14.

Financial instruments, including cash, restricted cash, cash held in escrow, accounts receivable, accounts payable, accrued expenses and other current liabilities, are considered Level 1 in the fair value hierarchy. The amounts reported on the consolidated balance sheets for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates. Derivative financial instruments are considered Level 2 in the fair value hierarchy as discussed in Note 8.

The following tables summarize the Company’s forward contract asset, warrant liability and interest rate swaps that are accounted for at fair value on a recurring basis as of December 31, 2024 and 2023.

		Fair Value Measurements as of December 31, 2024
Balance Sheet Line Item	Fair Value as of December 31, 2024	Level 1	Level 2	Level 3
Forward contract asset	$3,658	$—	$—	$3,658
Interest rate swaps - Asset	$17,760	$—	$17,760	$—
Interest rate swaps - Liability	$(520)	$—	$(520)	$—
Warrant liability	$(45,908)	$—	$—	$(45,908)

		Fair Value Measurements as of December 31, 2023
Balance Sheet Line Item	Fair Value as of December 31, 2023	Level 1	Level 2	Level 3
Forward contract asset	$—	$—	$—	$—
Interest rate swaps - Asset	$21,667	$—	$21,667	$—
Interest rate swaps - Liability	$(1,161)	$—	$(1,161)	$—
Warrant liability	$—	$—	$—	$—

Forward Contract

The Company accounts for its Operating Partnership’s forward contract to issue redeemable preferred units as a financial instrument as it represents a forward sale on redeemable equity. A forward contract on redeemable equity is classified as a liability or asset because it creates an obligation of the Company’s Operating Partnership to repurchase its own equity and settle in cash. Asset or liability-classified financial instruments are measured at fair value at issuance and at the end of each reporting period. Any change in the fair value of the financial instrument is recorded in the consolidated financial statements through earnings.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

On a quarterly basis, management assesses whether there are any indicators, including changes in the anticipated holding period, general market conditions, and property operating performance, that may indicate an impairment exists. Recoverability of real estate properties is measured by comparison of the carrying amount of the property to the estimated future undiscounted cash flows to be generated from the use and eventual disposition of that property. If our analysis indicates that the carrying value of the real estate property is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property and quoted market values and third-party appraisals, where considered necessary. The Company determined there was no impairment of value of real estate properties as of December 31, 2024 and 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2021 and thereafter. Accrued interest and penalties will be recorded as income tax expense if the Company records a liability in the future.

To the extent the Company does not utilize the full amount of the annual federal net operating losses (“NOL”), the unused amount may normally be carried forward for 20 years to offset taxable income in future years. The Company had federal NOL carryforwards originating from 2012 through 2023 of approximately $35,322. The Company will incur federal taxable income during 2024 after utilizing the dividends paid deduction and the net operating loss carryforward, resulting in net operating loss carryforwards to 2025 to be $0. NOLs generated from 2018 and onwards are not limited to 20 years and can be carried forward indefinitely with the exception that they can only offset up to 80% of federal taxable income in future years.

Investment in Unconsolidated Joint Ventures

For joint ventures that we do not control but exercise significant influence, we use the equity method of accounting. Our judgment about the level of influence or control over an entity involves consideration of various factors including the form of our ownership interest; our representation in the entity's governance; our ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, and/or to liquidate the venture. Accordingly, we initially recorded our investments at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Income or loss and cash distributions from unconsolidated ventures are allocated according to the provisions of the respective venture agreement, which may be different from its stated ownership percentage. Our net equity investment in the ventures was reflected within the consolidated balance sheets, and our share of net income or loss from the ventures was included within the consolidated statements of operations.

In 2024, the Company invested in unconsolidated joint ventures as discussed in Note 5.

Impairment of Unconsolidated Joint Ventures

We account for our investment in unconsolidated joint ventures under the equity method. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the earnings or losses, distributions received, and other-than-temporary impairments.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Our unconsolidated joint ventures are evaluated for impairment when conditions exist that may indicate that the decrease in the carrying amount of our investment has occurred and is other than temporary. Triggering events or impairment indicators for our unconsolidated joint ventures include, recurring operating losses of an investee, absence of an ability to recover the carrying amount of the investee, the ability of an investee to sustain an earnings capacity, a carrying amount that exceeds the fair value of the investment and that decline in fair value is other-than-temporary. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of investment to its estimated fair value. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgement.

During the year ended December 31, 2024, no other-than-temporary impairment related to our unconsolidated joint ventures were identified.

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

Redeemable Non-Controlling Interest – Preferred Units

The Company applies the guidance enumerated in ASC 480, when determining the classification and measurement of its Operating Partnership’s preferred units. Preferred units subject to mandatory redemption, if any, are classified as a liability and are measured at fair value. The Company classifies conditionally redeemable preferred units, which includes preferred units that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as mezzanine equity. The Company subsequently measures mezzanine equity based on whether the instrument is currently redeemable or whether or not it is probable the instrument will become redeemable. Upon determination that the instrument is probable of redemption, the Company will adjust the carrying value to the redemption value. If redemption is not probable, the Company will not adjust the carrying value of the instrument recorded as mezzanine equity other than to reflect dividends accrued and not yet paid, but which will be payable under the redemption feature.

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

Real Estate Depreciation and Amortization of Deferred Lease Intangibles - Assets and Liabilities

Real estate properties are stated at cost less accumulated depreciation. Depreciation of buildings and other improvements is computed using the straight-line method over the estimated remaining useful lives of the assets, which generally range from 11 to 40 years for buildings and 3 to 13 years for site improvements.  If the Company determines that impairment has occurred, the affected assets are reduced to their fair value. Building improvements are capitalized, while maintenance and repair expenses are charged to expense as incurred. Significant renovations and improvements that improve or extend the useful life of the assets are capitalized. Depreciation expense was $66,088, $67,968 and $63,623 for the years ended December 31, 2024, 2023 and 2022, respectively.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Deferred lease intangible assets consist of leases in place, leasing commissions, tenant relationships, and above market leases. Deferred lease intangible liabilities represent below market leases. These intangibles have been recorded at their fair market value in connection with the acquisition of properties. Intangible assets and liabilities are generally amortized over the remaining life of the related lease following the evaluation of potential renewal options. Amortization of above and below market leases was recorded as an adjustment to rental revenue and amounted to $1,204, $2,221 and $3,151 for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of all other deferred lease intangibles has been included in depreciation and amortization expense in the accompanying consolidated statements of operations and amounted to $19,641, $24,923 and $31,689 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Segments

The Company manages its business activities on a consolidated basis and operates as a single operating segment, Industrial Properties, and as such has one reportable segment. Through its subsidiaries, the Company derives all revenue within the United States through the ownership and management of single and multi-tenant industrial properties. All revenues, expenses and assets are attributable to the single segment and are consistent with amounts presented in the consolidated balance sheets and consolidated statements of operations. All significant expenses are presented on the consolidated statements of operations and no other significant segment expenses are regularly provided to the CODM.

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM uses net income that is reported on the consolidated statements of operations to assess financial performance and make decisions on capital allocation.

The CODM also uses Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”) to assess the segment’s financial performance and to base decisions on capital allocation. FFO is defined as Net income (loss) (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We calculate Core FFO by adjusting FFO for items such as dividends paid or accrued to holders of our preferred stock and redeemable non-controlling interest, acquisition and transaction related expenses for transactions not completed, gain on financing transaction, income tax provision, and certain non-cash operating expenses such as our proportionate share of FFO, unrealized loss from interest rate swap, loss on interest rate swap, appreciation (depreciation) of warrants and loss on extinguishment of debt. The Company's measure of segment profit or loss is net income as it is the measure determined in accordance with U.S. GAAP.

The CODM uses net income, FFO and Core FFO during the forecasting process, and the results of these measures are used to evaluate segment performance and to make decisions on allocation of resources to the segment.

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

Warrants

The Company accounts for its Operating Partnership’s warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants that are not considered indexed to the Company’s own stock are required to be accounted for as a liability. Liability-classified financial instruments are measured at fair market value on the issuance date and at the end of each reporting period. Any change in the fair market value of the financial instrument after the issuance date is recorded in the consolidated financial statements through earnings.

Accounting Pronouncements

In 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We adopted ASU 2023-07 in the year ended December 31, 2024 and the adoption did not have a material impact on our consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Land	$181,357	$226,020
Buildings and improvements	1,114,970	1,203,355
Site improvements	116,341	130,638
Construction in progress	5,637	7,853
Real estate properties, gross	1,418,305	1,567,866
Less accumulated depreciation	(261,608)	(268,046)
Real estate properties, net	$1,156,697	$1,299,820

Acquisition of Properties

The Company made the following acquisitions of properties during the year ended December 31, 2024:

Location	Date Acquired	Square Feet	Properties	Purchase Price(1)
Memphis, TN	July 18, 2024	1,621,241	4	$100,500
Cincinnati, OH	December 19, 2024	258,082	5	20,149
Year ended December 31, 2024		1,879,323	9	$120,649

_________________

(1)	Purchase price does not include capitalized acquisition costs.

There were no acquisitions of properties during the year ended December 31, 2023.

The allocation of the aggregate purchase price in accordance with FASB, ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Year ended December 31, 2024
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$120,649	N/A
Acquisition costs	1,394	N/A
Total	$122,043

Allocation of Purchase Price
Land	$18,667	N/A
Building	86,783	N/A
Site improvements	4,843	N/A
Total real estate properties	110,293

Deferred Lease Intangibles
Tenant relationships	2,057	4.9
Leasing commissions	1,292	4.7
Above market lease	723	6.6
Below market lease	(1,831)	5.7
Lease in place	9,509	4.2
Net deferred lease intangibles	11,750

Totals	$122,043

All acquisitions completed during the year ended December 31, 2024 were considered asset acquisitions under ASC 805.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Disposition of Real Estate

During the year ended December 31, 2024, the Company sold a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849. On August 26, 2024, the Operating Partnership, Isosceles JV Investments, LLC, an affiliate of Sixth Street Partners, LLC (the “Investor”), and Isosceles JV, LLC, an affiliate of Sixth Street Partners, LLC (the “Joint Venture”), entered into a Limited Liability Company Interest Contribution Agreement, pursuant to which the Operating Partnership ultimately contributed (the “Contribution”) 100% of its equity interests in directly and indirectly wholly-owned subsidiaries owning 34 properties located in and around the Chicago metropolitan statistical area (each, a “Chicago Property” and, collectively the “Chicago Properties”) to the Joint Venture in exchange for a 35% equity interest. The Joint Venture is owned 35% by Plymouth Chicago Portfolio, LLC, a wholly-owned subsidiary of the Operating Partnership, and 65% by the Investor. The Operating Partnership completed the Contribution on November 13, 2024 at which time the Company derecognized the Chicago Properties and recognized a net gain of $136,751. Refer to Note 5.

During the year ended December 31, 2023, the Company sold a single, 306,000 square foot property located in Chicago, IL for approximately $19,926, and a single, 157,000 square foot property located in Marlton, NJ for approximately $16,750, recognizing a net gain of $22,646.

There were no sales of real estate during the year ended December 31, 2022.

4. Deferred Lease Intangibles, Net

Deferred lease intangible assets, net consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Above market lease	$6,085	$5,652
Lease in place	74,263	88,394
Tenant relationships	21,717	25,008
Leasing commissions	36,090	42,437
Deferred lease intangible assets, gross	138,155	161,491
Less accumulated amortization	(96,478)	(110,017)
Deferred lease intangible assets, net	$41,677	$51,474

Deferred lease intangible liabilities, net consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Below market leases	$14,148	$19,257
Less accumulated amortization	(9,122)	(13,213)
Deferred lease intangible liabilities, net	$5,026	$6,044

Projected amortization of deferred lease intangibles for the next five years and thereafter as of December 31, 2024 is as follows:

Year	Amortization Expense Related to Other Intangible Lease Assets and Liabilities	Net Increase to Rental Revenue Related to Above and Below Market Lease Amortization
2025	$13,429	$(952)
2026	$8,843	$(564)
2027	$6,235	$(411)
2028	$4,484	$(245)
2029	$2,840	$(324)
Thereafter	$4,068	$(752)

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

5. Investment in Unconsolidated Joint Ventures

Isosceles Joint Venture

On November 13, 2024, the Company entered into a venture agreement (“Isosceles Venture Agreement”) to form Isosceles JV, LLC (“Isosceles” or the “Joint Venture”) with an unrelated third-party partner (the “Sixth Street Partner”). The purpose of the Isosceles venture is to acquire, manage and develop industrial properties that meet certain criteria as outlined within the Isosceles Venture Agreement. The Company owns a 35% equity interest in Isosceles. The Company determined the venture was not a variable interest entity (“VIE”). As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment. The Company does not have a controlling financial interest in Isosceles but does exercise significant influence over Isosceles. Therefore, the Company accounts for its investment in Isosceles as an equity method investment. The Company’s initial investment was funded by a contribution of real estate with a fair value of $356,641. As of December 31, 2024, the carrying amount of the Company’s investment is $60,156.

The Isosceles Venture Agreement provided for liquidation rights and distribution priorities that were different from the Company’s stated ownership percentage based on total equity contributions. As such, the Company used the hypothetical-liquidation-at-book-value method (“HLBV”) to determine its equity in the earnings of Isosceles. The HLBV method is commonly applied to equity investments in real estate, where cash distribution percentages vary at different points in time and are not directly linked to an investor's ownership percentage.

AIP Joint Venture

On November 14, 2024, the Company entered into a venture agreement (“AIP Venture Agreement”) to invest in AIP OP, LP (“AIP OP”). AIP Realty USA, Inc. (“AIP”), an unrelated party to the Company, is the general partner and an investor in AIP OP. AIP is a real estate investment trust with a portfolio of light industrial flex facilities. The Company’s $2,221 investment in AIP OP represents an ownership interest of approximately 42%. AIP OP is financed with the equity investments from its members. AIP OP is a VIE. The Company is not the party with power to direct the activities most significant to the economic performance of AIP OP and is not the primary beneficiary of AIP. Decision making power is generally held by AIP in its managing role of AIP OP, while the Company has only protective rights. As such, the Company holds a variable interest in the form of an equity interest in AIP OP and will account for its investment in AIP OP as an equity method investment. The Company’s maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to this entity, which is equal to the Company’s equity interest. As of December 31, 2024, the carrying amount of the Company’s investment is $2,221.

The AIP Venture Agreement provides for liquidation rights and distribution priorities that were different from the Company’s stated ownership percentage based on total equity contributions. As such, the Company used the HLBV method to determine its equity in the earnings of its investment in AIP. The HLBV method is commonly applied to equity investments in real estate, where cash distribution percentages vary at different points in time and are not directly linked to an investor's ownership percentage.

The Company’s investment allows for conversion from existing A-1 Preferred Units to A-2 Preferred Units upon the closing of AIP’s acquisition of AllTrades, Inc. The A-1 and A-2 Preferred Units have the same rights; thus, the conversion would not change the Company’s ownership percentages or provide any additional control or influence over AIP OP. The A-2 Preferred Units would be eligible for conversion to common units in the parent of AIP, upon an initial public offering. As of December 31, 2024, none of the events providing for conversion have occurred and the Company will evaluate the impact of the conversion if and when it occurs.

6. Leases

As a Lessor

Operating Leases

We lease our properties to tenants under agreements that are typically classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the applicable lease term. Many of our leases have triple-net provisions or modified gross lease expense reimbursement provisions, which entitle us to recover certain operating expenses such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses is recognized in rental revenue in the consolidated statements of operations. Some of our tenants’ leases are subject to rent increases based on increases in the Consumer Price Index (“CPI”).

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

As of December 31, 2024, undiscounted future minimum fixed rental payments due under non-cancellable operating leases for each of the next five years and thereafter were as follows:

Year	Future Minimum Fixed Rental Payments
2025	$123,943
2026	101,732
2027	76,436
2028	58,812
2029	40,820
Thereafter	65,851
Total minimum fixed rental receipts	$467,594

These amounts do not reflect future rental revenue from the renewal or replacement of existing leases and excludes tenant recoveries and rental increases that are not fixed or indexed to CPI.

The Company includes accounts receivable and straight-line rent receivables within other assets in the consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Income from leases	$147,207	$147,293	$134,252
Straight-line rent adjustments	(761)	1,944	3,682
Tenant recoveries	49,282	48,302	42,357
Amortization of above market leases	(583)	(636)	(723)
Amortization of below market leases	1,787	2,857	3,874
Total	$196,932	$199,760	$183,442

Tenant recoveries included within rental revenue for the years ended December 31, 2024, 2023 and 2022 are variable in nature.

Sales Type Leases

During the year ended December 31, 2024, the tenant occupying a single-tenant industrial property located in Columbus, Ohio, provided notice of its intention to exercise its option to purchase the property at a fixed price of $21,480. As a result, we reclassified the respective real estate property to net investment in sales-type lease totaling $21,480 in our consolidated balance sheets, effective as of the date of tenant notice, in the following amounts: (i) $19,605 from Real estate properties, (ii) $8,094 from Accumulated depreciation, (iii) $877 from net Deferred lease intangible assets, and (iv) $1,062 from Other assets. Further, we recognized a Gain on sale of real estate of $8,030 related to this transaction. On August 30, 2024, we completed the sale of the property and recognized selling costs of $234.

Earnings from our Net investment in sales-type leases are included in Rental revenue in the consolidated statements of operations and totaled $631, $0 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively. Prior to this reclassification to Net investment in sales-type lease, earnings from this lease were recognized in Rental revenue in the consolidated statements of operations.

Net investment in sales-type leases are assessed for credit loss allowances. No such allowances were recorded as of December 31, 2024, 2023 or 2022.

As a Lessee

Operating Leases

As of December 31, 2024, we have four office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 0.1 years to 31.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company’s consolidated balance sheets include the total operating right-of-use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. As of December 31, 2024, total operating right of use assets and lease liabilities were approximately $4,205 and $4,943, respectively. The operating lease liability as of December 31, 2024 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.0 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

As of December 31, 2023, we had five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases had remaining lease terms ranging from 0.4 years to 32.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company’s consolidated balance sheets include the total operating right-of-use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. As of December 31, 2023, total operating right of use assets and lease liabilities were approximately $4,829 and $5,789, respectively. The operating lease liability as of December 31, 2023 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.3 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

As of December 31, 2022, we had five office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases had remaining lease terms ranging from 1.4 years to 33.0 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company’s consolidated balance sheets include the total operating right-of-use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. As of December 31, 2022, total operating right of use assets and lease liabilities were approximately $5,703 and $6,844, respectively. The operating lease liability as of December 31, 2022 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.6 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the years ended December 31, 2024, 2023 and 2022 included in the Company’s consolidated statements of operations.

	Year Ended December 31,
	2024	2023	2022
Operating lease expense included in general and administrative expense attributable to office leases	$775	$772	$838
Operating lease expense included in property expense attributable to ground sublease	48	32	36
Non-cash adjustment due to straight-line rent adjustments	178	145	109
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,001	$949	$983

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets for the operating leases in which we are the lessee:

Year
2025	$965
2026	876
2027	894
2028	865
2029	849
Thereafter	1,809
Total minimum operating lease payments	$6,258
Less imputed interest	(1,315)
Total operating lease liability	$4,943

Financing Leases

As of December 31, 2024, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset in the amount of $818 and $845 as of December 31, 2024 and 2023, respectively, within real estate properties and the corresponding liability within financing lease liability in the consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 31 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability in the amount of $2,297 and $2,271 as of December 31, 2024 and 2023, respectively, represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term of 31.0 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the financing lease expense recognized during the years ended December 31, 2024, 2023 and 2022 included in the Company’s consolidated statements of operations.

	Year Ended December 31,
	2024	2023	2022
Depreciation/amortization of financing lease right-of-use assets	$28	$26	$28
Interest expense for financing lease liability	180	178	176
Total financing lease cost	$208	$204	$204

The following table summarizes the maturity analysis of our financing lease:

Year
2025	$170
2026	170
2027	170
2028	170
2029	170
Thereafter	6,027
Total minimum financing lease payments	$6,877
Less imputed interest	(4,580)
Total financing lease liability	$2,297

7. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of December 31, 2024 and 2023.

	Outstanding Balance at		Interest rate at
Debt	December 31, 2024	December 31, 2023	December 31, 2024	Maturity Date
Secured debt:
Ohio National Life Mortgage	—	18,409	4.14%	August 1, 2024
Allianz Loan	60,085	61,260	4.07%	April 10, 2026
Nationwide Loan	14,632	14,948	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	53,782	54,956	3.15%	January 1, 2028
Midland National Life Insurance Mortgage	—	10,665	3.50%	March 10, 2028
Minnesota Life Loan	19,101	19,569	3.78%	May 1, 2028
Transamerica Loan	—	59,357	4.35%	August 1, 2028
Total secured debt	$176,400	$267,964
Unamortized debt issuance costs, net	(408)	(1,174)
Unamortized premium/(discount), net	(12)	97
Total secured debt, net	$175,980	$266,887

Unsecured debt:
$200m KeyBank Term Loan	200,000	200,000	3.03%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	150,000	4.40%(1)(2)	May 2, 2027
$100m KeyBank Term Loan	100,000	100,000	3.00%(1)(2)	November 6, 2028
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(2,259)	(2,010)
Total unsecured debt, net	$447,741	$447,990

Borrowings under line of credit:
KeyBank unsecured line of credit	20,000	155,400	5.89%(1)	November 6, 2028
Total borrowings under line of credit	$20,000	$155,400

_______________

(1)	For the month of December 2024, the one-month term SOFR for our unsecured debt was at a weighted average of 4.520% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 4.338%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	As of December 31, 2024, the one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, 1.527% respectively.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

2024 Debt Activity

On November 13, 2024, the Company repaid in full, the outstanding principal and interest balance of approximately $10,470 on the Midland National Life Insurance Mortgage. The Company also completed an assignment of the Transamerica Loan which had a remaining principal and interest balance of approximately $56,684 to the Isosceles joint venture.

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

On August 1, 2024, the Company repaid in full, the outstanding principal and interest balance of approximately $18,087 on the Ohio National Life Mortgage using proceeds from the KeyBank unsecured line of credit.

2023 Debt Activity

On November 1, 2023, the Company repaid in full, the outstanding principal and interest balance of approximately $110,019 on the AIG Loan using proceeds from the KeyBank unsecured line of credit.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for our secured and unsecured debt and unsecured line of credit as of December 31, 2024.

Fair Value of Debt

The fair value of our debt and borrowings under our revolving line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Indebtedness	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$176,400	$166,165	$267,964	$254,114
Unsecured debt	450,000	450,000	450,000	455,229
Borrowings under line of credit, net	20,000	20,000	155,400	155,599
Total	646,400	$636,165	$873,364	$864,942
Unamortized debt issuance cost, net	(2,667)		(3,184)
Unamortized premium/(discount), net	(12)		97
Total carrying value	$643,721		$870,277

Future Principal Payments of Debt

Principal payments on the Company’s long-term debt due in each of the next five years and thereafter as of December 31, 2024 are as follows:

Year	Amount
2025	$3,246
2026	60,951
2027	365,783
2028	216,420
2029	—
Thereafter	—
Total aggregate principal payments	$646,400

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

The following table sets forth a summary of our interest rate swaps as of December 31, 2024 and 2023.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Capital One, N.A.	July 13, 2022	July 1, 2022	Feb. 11, 2027	1.527%	$200,000	$200,000	$10,113	$12,539
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	Aug. 8, 2026	1.504%	$100,000	$100,000	$3,962	$5,692
JPMorgan Chase Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$1,843	$1,723
Wells Fargo Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$921	$861
Capital One, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$921	$852
Wells Fargo Bank, N.A.(3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.750%	$50,000	$50,000	$(258)	$(577)
JPMorgan Chase Bank, N.A. (3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(131)	$(292)
Capital One, N.A. (3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(131)	$(292)

_______________

(1)	Represents the notional value of interest rate swaps effective as of December 31, 2024.
(2)	As of December 31, 2024, the fair value of five of the interest rate swaps were in an asset position of approximately $17.8 million and the remaining three interest rate swaps were in a liability position of approximately $0.5 million. As of December 31, 2023, the fair value of five of the interest rate swaps were in an asset position of approximately $21.7 million and the remaining three interest rate swaps were in a liability position of approximately $1.2 million.
(3)	As of December 31, 2024, these interest rate swaps have been de-designated as a result of the hedge transactions related to these swaps no longer being probable of occurring.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $13,009 will be reclassified as a decrease to interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2024, the Company recorded a loss of $481 within Loss on interest rate swap on the consolidated statements of operations as a result of the discontinuance of cash flow hedges due to forecasted transactions that were no longer expected to occur and $62 related to unrealized loss from ineffective hedges, of which $39 is recorded within Unrealized loss from interest rate swap and $23 is recorded within Interest expense on the consolidated statements of operations. There were no ineffective hedges for the years ended December 31, 2023, and 2022.

The following table sets forth the impact of our interest rate swaps on our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2024	2023	2022
Amount of unrealized gain (loss) recognized in AOCI on derivatives	$(3,227)	$(9,609)	$30,115
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$14,988	$13,959	$3,643

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Non-designated Hedges

The following table summarizes the Company’s derivatives not designated as hedging instruments for the year ended December 31, 2024, 2023 and 2022:

	Amount of gain (loss) recognized in net income on derivatives for the year ended,
Derivatives not designated as hedging instruments	December 31, 2024	December 31, 2023	December 31, 2022
Interest rate swaps	$(62)	$—	$—
Total	$(62)	$—	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023, and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As of December 31, 2024, the fair value of three of the eight interest rate swaps were in a net liability position. As of December 31, 2024, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value.

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

For the year ended December 31, 2024, the Company did not issue any shares of its common stock under the 2024 $200 Million ATM Program or 2023 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Common Stock Warrants

On March 23, 2022, the common stock warrants were exercised in full and converted on a cashless basis, resulting in 139,940 shares of common stock transferred to the holder of the warrants at a fair value of $3,757. Prior to the full exercise of the common stock warrants, the Company had warrants outstanding to acquire 354,230 shares of the Company’s common stock at an exercise price of $16.24 per share. The warrants were accounted for as a liability within accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheet as they contained provisions that are considered outside of the Company’s control, such as the holders’ option to receive cash in lieu and other securities in the event of a reorganization of the Company’s common stock underlying such warrants. The fair value of these warrants was re-measured at each financial reporting period with any changes in fair value recognized as an appreciation/depreciation of warrants in the accompanying consolidated statements of operations. The warrants were not included in the computation of diluted net loss per share as they were anti-dilutive during the years ended December 31, 2022. No warrants remained outstanding as of December 31, 2023 and 2024.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

A roll-forward of the warrants is as follows:

Balance at January 1, 2022	$5,517
Appreciation/(depreciation)	(1,760)
Balance at March 23, 2022 (exercise date)	3,757
Conversion of common stock warrants	(3,757)
Balance at December 31, 2022, 2023 and 2024	$—

Common Stock Dividends

The following table sets forth the common stock distributions that were declared during the years ended December 31, 2024 and 2023.

	Cash Dividends Declared per Share	Aggregate Amount
2024
First quarter	$0.2400	$10,904
Second quarter	0.2400	10,928
Third quarter	0.2400	10,927
Fourth quarter	0.2400	10,926
Total	$0.9600	$43,685

2023
First quarter	$0.2250	$9,682
Second quarter	0.2250	9,709
Third quarter	0.2250	10,193
Fourth quarter	0.2250	10,193
Total	$0.9000	$39,777

Characterization of Common Stock Dividends

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of the different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company’s common stock for the year ended December 31, 2024.

Declaration Date	Date of Record	Payable Date	Cash Distribution	Ordinary Dividend	Capital Gain Distribution	Return of Capital
2/21/2024	3/28/2024	4/30/2024	$0.240000	$—	$0.240000	$—
6/14/2024	6/28/2024	7/31/2024	$0.240000	$—	$0.240000	$—
9/13/2024	9/30/2024	10/31/2024	$0.240000	$—	$0.240000	$—
12/13/2024	12/31/2024	1/31/2025	$0.240000	$—	$0.240000	$—

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

On September 6, 2023 (“Redemption Date”), the Series A Preferred Stock was redeemed in cash at a redemption price equal to $25.00 per share, and a dividend in the amount of $0.34647 per share of Series A Preferred Stock was paid in cash to holders of record at the close of business on August 25, 2023. As of the Redemption Date and through December 31, 2023, the shares of Series A Preferred Stock were no longer outstanding. The Company repurchased and retired 1,730 shares of Series A Preferred Stock prior to the Redemption Date during the year ended December 31, 2023. The Company had no outstanding Series A Preferred Stock as of December 31, 2024 and 2023.

The relevant features of the Series A Preferred Stock were as follows:

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

The following table sets forth the Series A Preferred Stock dividends that were declared or paid during the year ended December 31, 2023.

	Cash Dividends Declared per Share	Aggregate Amount
2023
First quarter	$0.468750	$916
Second quarter	0.468750	916
Third quarter	0.346470	677
Fourth quarter	—	—
Total	$1.283970	$2,509

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

No Series A Preferred Stock were outstanding during the year ended December 31, 2024, and as such no dividends were declared or paid during the year ended December 31, 2024.

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

The Company had no outstanding Series B Convertible Redeemable Preferred Stock as of December 31, 2024 and 2023.

The relevant features of the Series B Preferred Stock were as follows:

Liquidation Preference

The Series B Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and ranks on a parity with the shares of the Company’s Series A Preferred Stock, in each case, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The shares of Series B Preferred Stock have a Liquidation Preference, (Series B Liquidation Preference) which is defined as an amount per share equal to the greater of (a) an amount necessary for the investor to receive a 12.0% annual internal rate of return on the issue price of $17.00, taking into account dividends paid from December 14, 2018 until (i) the date of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (ii) the Conversion Date, or (iii) the Redemption Date, as the case may be, and (b) $21.89 (subject to adjustment), plus accrued and unpaid dividends through and including (x) the date of such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, (y) the Conversion Date, or (z) the Redemption Date, as the case may be. For the year ended December 31, 2022, accretion recorded in relation to the 12% annual internal rate of return and offering costs was $4,621.

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

No Series B Preferred Stock were outstanding during the year ended December 31, 2024 and 2023, as such no dividends were declared for the year ended December 31, 2024 and 2023.

11. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, had issued OP Units to the former owners as part of the acquisition consideration. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also elect to tender their respective OP Units for redemption by the Company for cash, or, at our election, for shares of our common stock on a 1-to-1 basis. Upon conversion, the Company adjusts the carrying value of non-controlling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying consolidated statements of changes in preferred stock and equity.

No OP Units were redeemed during the year ended December 31, 2024, 2023 and 2022.

The Company adjusted the carrying value of non-controlling interest to reflect its share of the book value of the Operating Partnership reflecting the change in the Company’s ownership of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying consolidated statements of changes in preferred stock and equity. 490,299 OP Units were outstanding as of December 31, 2024, 2023 and 2022.

The following table sets forth the OP Unit distributions that were declared during the years ended December 31, 2024 and 2023.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2024
First quarter	$0.2400	$118
Second quarter	0.2400	118
Third quarter	0.2400	118
Fourth quarter	0.2400	118
Total	$0.9600	$472

2023
First quarter	$0.2250	$110
Second quarter	0.2250	110
Third quarter	0.2250	110
Fourth quarter	0.2250	110
Total	$0.9000	$440

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

The proportionate share of the net income (loss) attributed to the OP Units was $1,520, $147 and ($210) for the years ended December 31, 2024, 2023 and 2022, respectively.

Redeemable Non-controlling Interest - Series C Preferred Units

On August 26, 2024, the Company, through its Operating Partnership, issued 60,910 Non-Convertible Cumulative Series C Preferred Units (“Series C Preferred Units”), at a price of $1,000 per Series C Preferred Unit, for gross proceeds of $60,910, net of $7,280 in investor fees to be paid in four equal installments at closing and each anniversary over the next three years and $4,068 issuance costs, to the Investor pursuant to the Securities Purchase Agreement (“Purchase Agreement”). Bundled with the issuance of 60,910 Series C Preferred Units, the Company, through its Operating Partnership, also issued (i) a forward contract, pursuant to which the Operating Partnership will sell an additional 79,090 Series C Preferred Units at a price of $1,000 per Series C Preferred Unit within 270 days upon execution of the Purchase Agreement, and (ii) warrants that are exercisable into 11,760,000 of OP Units (“Warrants”). Refer to Note 14 for details.

The Company has classified the Series C Preferred Units as redeemable non-controlling interests within the mezzanine equity section of the consolidated balance sheets as it includes a redemption feature outside the control of the Company. The forward contract asset requires the issuance of additional shares of Series C Preferred Units, is therefore indexed to a contingent obligation to redeem our own stock and settle in cash, and therefore is required to be classified as an asset (or liability as the case may be) and recorded at fair value with changes in value recognized in earnings. As discussed in Note 14, the Warrants are liability-classified with an initial fair value at issuance of $89,856, with subsequent changes in its fair value recognized in earnings. The net proceeds at issuance were first attributed to the Warrants and the forward contract asset, resulting in the Company recording a loss on issuance of $19,400 and initially recording the Series C Preferred Units for a nominal amount of $0.01. Issuance costs are expensed as incurred and included in the accompanying consolidated statements of operations within Gain on financing transaction.

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

Distributions on each Series C Preferred Unit will accrue on the $1,000 stated value of each Series C Preferred Unit as well as on all unpaid distributions that have accrued and accumulated for all prior distribution periods. Unpaid distributions incurred as of the end of the quarter are accreted and accumulated with prior unpaid distributions within redeemable non-controlling interest – Series C Preferred Units on our consolidated balance sheets and as an adjustment to net income (loss) within the consolidated statements of operations. Any cash distributions paid are recorded as an adjustment to the carrying value of the redeemable non-controlling interest – Series C Preferred Units on our consolidated balance sheets. As of December 31, 2024, the $1,259 reflected within redeemable non-controlling interest – Series C Preferred Units represents the cash and PIK dividends accrued as of December 31, 2024.

The following table sets forth the Series C Preferred Unit distributions that were incurred during the third and fourth quarter of 2024. There were no distributions incurred prior to the third quarter of 2024.

2024	Cash Dividends per Unit	Aggregate Amount in Dollars
Third quarter	$4.00	$243
Fourth quarter	10.14	618
Total	$14.14	$861

2024	PIK Dividends per Unit	Aggregate Amount in Dollars
Third quarter	$3.00	$183
Fourth quarter	7.54	459
Total	$10.54	$642

Fair Market Value of the Forward Contract Asset

The forward contract asset represents the fair market value of the Company’s obligation to sell the additional 79,090 Series C Preferred Units within 270 days upon the execution of the Purchase Agreement. The fair value of the forward contract asset is re-measured at each financial reporting period with any changes in fair value recognized in the accompanying consolidated statements of operations within Gain on financing transaction.

A roll-forward of the forward contract asset is as follows:

Balance upon issuance August 26, 2024	$10,200
Unrealized gain (loss)	(6,542)
Balance at December 31, 2024	$3,658

The initial value of the forward contract asset in the amount of $10,200 at August 26, 2024 represents its fair value determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 5.51%. The forward contract asset in the amount of $3,658 at December 31, 2024 represents their fair value determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 3.35%.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

12. Incentive Award Plan

Restricted Stock

In June 2023 the Company’s stockholders approved the Third Amended and Restated 2014 Incentive Award Plan, or Plan, under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The aggregate number of shares of the Company’s common stock and/or Long Term Incentive Plan (“LTIP”) units of partnership interest in the Company’s Operating Partnership, or LTIP units that are available for issuance under awards granted pursuant to the Plan is 1,375,000 shares/LTIP units. Shares and units granted under the Plan may be authorized but unissued shares/LTIP units, or, if authorized by the board of directors, shares purchased in the open market. If an award under the Plan is forfeited, expires or is settled for cash, any shares/LTIP units subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Plan. However, the following shares/LTIP units may not be used again for grant under the Plan: (1) shares/LTIP units tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right (“SAR”), that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options.

The Plan provides for the grant of stock options, including incentive stock options (“ISOs”), and nonqualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, Restricted Stock Units (“RSUs”), performance stock units (“PSUs”), other incentive awards, LTIP units, SARs, and cash awards. As of December 31, 2024, the Company has only issued restricted stock and performance stock units under the Plan. In addition, the Company will grant its Independent Board of Directors restricted stock as part of their remuneration. Shares granted as part of the Plan vest equally over a four-year period while those granted to the Company’s Independent Board of Directors vest equally over a three-year period. Annual grants given to the Company’s Independent Board of Directors vest the earlier of one year from the date of grant, or the next annual shareholder meeting. Holders of restricted shares of common stock have voting rights and rights to receive dividends, however, the restricted shares of common stock may not be sold, transferred, assigned or pledged and are subject to forfeiture prior to the respective vesting period.

The following table is a summary of the total restricted shares granted for the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at January 1, 2022	227,356	$16.35
Granted	141,000	$26.34
Forfeited	(8,750)	$20.50
Vested	(79,532)	$16.87
Unvested restricted stock at December 31, 2022	280,074	$21.11
Granted	200,095	$21.59
Forfeited	—	$—
Vested	(109,326)	$19.59
Unvested restricted stock at December 31, 2023	370,843	$21.81
Granted	146,102	$21.85
Forfeited	(7,100)	$22.66
Vested	(140,170)	$20.97
Unvested restricted stock at December 31, 2024	369,675	$22.13

The Company recorded equity-based compensation expense related to the restricted stock in the amount of $3,128, $2,636 and $2,603 for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock was $5,348, $5,442 and $3,758 for the years ended December 31, 2024, 2023 and 2022, respectively, and is expected to be recognized over a weighted average period of approximately 2.5 years, 2.7 years and 2.7 years, respectively. The fair value of the 146,102 restricted shares granted during the year ended December 31, 2024 was approximately $3,192 with a weighted average fair value of $21.85 per share. The fair value of the 200,095 restricted shares granted during the year ended December 31, 2023 was approximately $4,320 with a weighted average fair value of $21.59 per share. The fair value of the 141,000 restricted shares granted during the year ended December 31, 2022 was approximately $3,714 with a weighted average fair value of $26.34 per share.

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

The following table summarizes activity related to the Company’s unvested PSUs during the years ended December 31, 2024 and 2023. No PSUs were granted for the year ended December 31, 2022.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2022	—	$—
Granted	51,410	30.15
Vested	—	—
Forfeited	—	—
Balance at December 31, 2023	51,410	$30.15
Granted	85,983	20.44
Vested	—	—
Forfeited	—	—
Balance at December 31, 2024	137,393	$24.07

The Company recorded equity-based compensation expense related to the PSUs in the amount of $1,069, $330, and $0 for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at December 31, 2024 was approximately $1,908 and is expected to be recognized over a weighted average period of approximately 1.8 years.

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

13. Earnings per Share

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Year ended December 31,
	2024	2023	2022
Numerator
Net income (loss)	$142,367	$13,807	$(17,096)
Less: Net income (loss) attributable to non-controlling interest	1,520	147	(210)
Less: Net income (loss) attributable to redeemable non-controlling interest – Series C Preferred Units	1,503	—	—
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	139,344	13,660	(16,886)
Less: Preferred Stock dividends	—	2,509	4,866
Less: Series B Preferred Stock accretion to redemption value	—	—	4,621
Less: Loss on extinguishment/redemption of Series A Preferred Stock	—	2,023	99
Less: Amount allocated to participating securities	1,478	337	256
Net income (loss) attributable to common stockholders	$137,866	$8,791	$(26,728)
Denominator
Weighted-average common shares outstanding — basic	44,989,288	43,554,504	39,779,128
Effect of dilutive securities
Add: Stock-based compensation(1)	57,144	77,189	—
Weighted-average common shares outstanding — diluted	45,046,432	43,631,693	39,779,128
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$3.06	$0.20	$(0.67)
Net income (loss) per share attributable to common stockholders — diluted	$3.06	$0.20	$(0.67)

(1)	During the years ended December 31, 2024 and 2023, there were approximately 33,175 and 69,903, respectively, unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share as including these shares would be anti-dilutive. During the year ended December 31, 2022, all unvested restricted shares of common stock were deemed to be anti-dilutive due to the net loss attributable to common stockholders.

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

In periods where there is a net loss attributable to common stockholders, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company’s potential dilutive securities for the year ended December 31, 2024 and 2023 include the 369,675 and 370,843 shares of restricted common stock, respectively, and 137,393 and 67,967 PSUs, respectively. The restricted common shares, PSUs and out of the money warrants have been excluded from the computation of diluted net loss per share attributable to common stockholders for the year ended December 31, 2022 as the effect of including them would reduce the net loss per share.

14. Warrant Liability

On August 26, 2024, the Company and the Operating Partnership entered into the Purchase Agreement with the Investor, as discussed in Note 11. Pursuant to the Purchase Agreement, the Operating Partnership agreed to issue and sell to the Investor warrants (the “Warrants”) to purchase, in the aggregate, up to 11,760,000 OP Units.

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

The Warrants provide standard antidilution adjustments, as well as adjustments in the strike price of the Warrants to an amount equal to the issuance price per share, of the Common Stock or OP Unit, if the Company or the Operating Partnership issues (or otherwise sells) any shares of Common Stock, OP Units, or equity-linked securities, if Company or the Operating Partnership reprices or amends any of its any existing equity-linked securities and upon the payment of dividends. This provision does not meet the definition of a down round feature as it is not solely related to an issuance of equity securities. Therefore, the Warrants are not considered indexed to the Operating Partnership’s own stock and are required to be accounted for as derivative liabilities, initially recognized at fair value, and subsequently remeasured to fair value with changes in fair value recognized in earnings.

In accordance with the adjustment provisions outlined within the Warrant Agreement, the associated strike price and amount of each tranche of Warrants were adjusted to the following at December 31, 2024:

•	The first tranche is for 4,517,676 OP Units with an updated strike price of $24.65 per unit,
•	The second tranche is for 3,011,784 OP Units with an updated strike price of $25.62 per unit, and
•	The third tranche is for 4,517,676 OP Units with an updated strike price of $26.60 per unit.

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

Plymouth Industrial REIT, Inc.
Notes to Consolidated Financial Statements
(all dollar amounts in thousands, except share and per share data)

Fair Market Value of Warrants

The fair value of the Warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized loss/gain of Warrants in the accompanying consolidated statements of operations, included within Gain on financing transaction. The Warrants are not included in the computation of diluted net loss per share as they are anti-dilutive for the year ended December 31, 2024.

A roll-forward of the warrant liability is as follows:

Balance upon issuance August 26, 2024	$89,856
Unrealized (gain) loss	(43,948)
Balance at December 31, 2024	$45,908

The initial value of the Warrants in the amount of $89,856 at August 26, 2024 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $25.25, $26.25 and $27.25, respective to each tranche, volatility of 28.0%, an expected dividend yield of 4.3%, a variable term of 5 or 7 years and an annual risk-free interest rate of 3.7%. The warrants in the amount of $45,908 at December 31, 2024 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $25.25, $26.25 and $27.25, respective to each tranche, volatility of 28.0%, an expected dividend yield of 4.6%, a variable term of 4.7 or 6.7 years and an annual risk-free interest rate of 4.4%.

15. Commitments and Contingencies

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

Contingent Liability

Under the terms of the Plymouth MIR JV II LLC agreement executed July 6, 2023, the majority partner has the right to require us to purchase its 98% interest in the 297,583 square foot property located in Atlanta, GA at the greater of the property’s then-current fair market value, or, 150% of aggregate capital contributions made by the majority partner. Such right can be executed by the majority partner no sooner than June 1, 2025, and no later than August 29, 2025. As of December 31, 2024 the projected fair market value of the property at the date the put option is exercisable is expected to exceed the 150% of the aggregate capital contributions made by the majority partner, and as such, there is no contingent liability to recognize.

16. Retirement Plan

The Company in December 2014 established an individual SEP IRA retirement account plan for all employees. The Company has accrued a contribution for 2024 in the amount of $457 and an amount of $403 for 2023, which is included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets at December 31, 2024 and 2023, respectively. The Company has no control or administrative responsibility related to the individual accounts and is not obligated to fund them in future years.

17. Subsequent Events

On February 20, 2025, the Company acquired a single building, single-tenant industrial property, consisting of approximately 263,000 square feet, located in Cincinnati, OH for an aggregate purchase price of $23.3 million.

Schedule III

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2024

($ in thousands)

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Atlanta, GA	32 Dart Road		$256	$4,454	$2,348	$256	$6,802	$7,058	$2,942	2014	1988/2014	18
Atlanta, GA	11236 Harland Drive	(1)	271	909	1	271	910	1,181	396	2017	1988	20
Atlanta, GA	1665 Dogwood Drive	(1)	494	6,027	31	494	6,058	6,552	2,318	2017	1973	20
Atlanta, GA	1715 Dogwood Drive	(1)	270	2,879	105	270	2,984	3,254	1,037	2017	1973	22
Atlanta, GA	611 Highway 74 S.		3,283	13,560	908	3,283	14,468	17,751	4,770	2019	1979-2013	25
Atlanta, GA	40 Pinyon Road		794	2,669	35	794	2,704	3,498	678	2020	1997	28
Atlanta, GA	665 Highway 74 South		1,237	6,952	977	1,237	7,929	9,166	1,306	2020	1989	36
Atlanta, GA	6739 New Calhoun Highway NE		2,876	7,599	17	2,876	7,616	10,492	2,806	2020	1981-2022/1996&2017	20
Atlanta, GA	6777-6785 New Calhoun Highway NE		-	26,814	660	-	27,474	27,474	1,148	2023	2022	40
Atlanta, GA	1099 Dodds Avenue		975	8,481	138	975	8,619	9,594	1,015	2022	2005	32
Atlanta, GA	1413 Lovers Lane		669	12,446	-	669	12,446	13,115	1,463	2022	1999	25
Boston, MA	54-56 Milliken Road		1,418	7,482	10,520	1,418	18,002	19,420	5,231	2014	1966-2022/1995, 2005,2013,2022	40/20
Charlotte, NC	1570 East P St. Extension		5,878	13,121	-	5,878	13,121	18,999	1,464	2022	2005	30
Cincinnati, OH	4115 Thunderbird Lane		275	2,093	192	275	2,285	2,560	1,219	2014	1991	22
Cincinnati, OH	7585 Empire Drive		644	2,658	1,336	644	3,994	4,638	2,538	2014	1973	11
Cincinnati, OH	Mosteller Distribution Center		1,501	9,424	137	1,501	9,561	11,062	6,976	2014	1959	14
Cincinnati, OH	Fisher Industrial Park		4,147	18,147	23,503	4,147	41,650	45,797	8,372	2018	1946,2023	20/40
Cincinnati, OH	2700-2758 E. Kemper Road		847	5,196	341	847	5,537	6,384	1,342	2019	1990	35
Cincinnati, OH	2800-2888 E. Kemper Road		752	5,448	565	752	6,013	6,765	1,429	2019	1989	35
Cincinnati, OH	4514-4548 Cornell Road		998	7,281	817	998	8,098	9,096	2,068	2019	1976	28
Cincinnati, OH	6900-6918 Fairfield Business Drive		244	2,020	355	244	2,375	2,619	403	2019	1990	38
Cincinnati, OH	3741 Port Union Road		418	3,381	-	418	3,381	3,799	377	2022	1995/2001	30
Cincinnati, OH	4225-4331 Dues Drive		2,260	16,300	454	2,260	16,754	19,014	2,919	2022	1972	18
Cincinnati, OH	1-45 Techview Drive		1,185	4,909	-	1,185	4,909	6,094	-	2024	1981-1982	20
Cincinnati, OH	1220-1230 Hillsmith Drive		859	2,363	-	859	2,363	3,222	-	2024	1975	20
Cincinnati, OH	3825 Symmes Road		555	2,838	-	555	2,838	3,393	-	2024	1990/1994	25
Cincinnati, OH	613-637 Redna Terrace		1,324	4,318	-	1,324	4,318	5,642	-	2024	1965	18-22
Cincinnati, OH	8080 Reading Road		279	490	-	279	490	769	-	2024	2007	18
Cleveland, OH	1755 Enterprise Parkway		1,411	12,281	1,840	1,411	14,121	15,532	6,216	2014	1978/2005	27
Cleveland, OH	30339 Diamond Parkway		2,815	22,792	458	2,815	23,250	26,065	5,333	2018	2007	34
Cleveland, OH	14801 Country Rd 212		985	13,062	1	985	13,063	14,048	3,341	2019	1998	25
Cleveland, OH	1200 Chester Industrial Parkway North		1,213	6,602	202	1,213	6,804	8,017	1,561	2020	2007/2009	27
Cleveland, OH	1200 Chester Industrial Parkway South		562	2,689	200	562	2,889	3,451	792	2020	1991	23
Cleveland, OH	1350 Moore Road		809	2,860	104	809	2,964	3,773	937	2020	1997	20
Cleveland, OH	1366 Commerce Drive		1,069	4,363	(220)	847	4,365	5,212	1,606	2020	1960	13
Cleveland, OH	2100 International Parkway		-	14,818	39	-	14,857	14,857	2,328	2020	2000	31
Cleveland, OH	2210 International Parkway		-	15,033	32	-	15,065	15,065	2,418	2020	2001	27
Cleveland, OH	Gilchrist Road I		1,775	6,541	215	1,775	6,756	8,531	2,021	2020	1961-1978	17
Cleveland, OH	Gilchrist Road II		2,671	14,959	172	2,671	15,131	17,802	4,337	2020	1994-1998	22
Cleveland, OH	Gilchrist Road III		977	12,416	198	977	12,614	13,591	2,595	2020	1994/1998	22
Cleveland, OH	4211 Shuffel Street NW		1,086	12,287	3	1,086	12,290	13,376	3,126	2020	1994	21
Cleveland, OH	31000 Viking Parkway		1,458	5,494	344	1,458	5,838	7,296	1,015	2021	1998	29
Cleveland, OH	1120 West 130th St		1,058	7,205	-	1,058	7,205	8,263	776	2022	2000	28
Cleveland, OH	22209 Rockside Road		2,198	13,265	499	2,198	13,764	15,962	1,645	2022	2008	31
Columbus, OH	3100 Creekside Parkway		1,203	9,603	555	1,203	10,158	11,361	4,228	2014	2000	27
Columbus, OH	7001 American Pkwy		331	1,416	28	331	1,444	1,775	890	2014	1986/2007&2012	20
Columbus, OH	8273 Green Meadows Dr.		341	2,266	1,137	341	3,403	3,744	1,456	2014	1996/2007	27
Columbus, OH	8288 Green Meadows Dr.		1,107	8,413	1,035	1,107	9,448	10,555	5,636	2014	1988	17

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Columbus, OH	2120 - 2138 New World Drive	(1)	400	3,007	99	400	3,106	3,506	1,481	2017	1971	18
Columbus, OH	459 Orange Point Drive		1,256	6,793	528	1,256	7,321	8,577	1,366	2019	2001	40
Columbus, OH	7719 Graphics Way		1,297	2,743	111	1,297	2,854	4,151	617	2019	2000	40
Columbus, OH	100 Paragon Parkway		582	9,130	1	582	9,131	9,713	3,271	2020	1995	17
Columbus, OH	1650-1654 Williams Road		1,581	23,818	-	1,581	23,818	25,399	5,194	2021	1973/1974&1975	20
Columbus, OH	1520-1530 Experiment Farm Road		576	7,164	20	576	7,184	7,760	1,064	2021	1997	25
Columbus, OH	2180 Corporate Drive		586	8,311	48	586	8,359	8,945	1,220	2021	1996	27
Columbus, OH	2800 Howard Street		1,306	20,266	-	1,306	20,266	21,572	2,344	2021	2016	31
Columbus, OH	952 Dorset Road		242	3,492	85	242	3,577	3,819	524	2021	1988	25
Columbus, OH	2626 Port Road		1,149	8,212	-	1,149	8,212	9,361	1,076	2022	1994	26
Indianapolis, IN	3035 North Shadeland Ave	(1)	1,966	11,740	1,764	1,966	13,504	15,470	6,134	2017	1962/2001&2004	17
Indianapolis, IN	3169 North Shadeland Ave	(1)	148	884	(20)	148	864	1,012	474	2017	1979/1993	17
Indianapolis, IN	2900 N. Shadeland Avenue		4,632	14,572	1,308	4,632	15,880	20,512	7,152	2019	1957/1992	15
Indianapolis, IN	4430 Sam Jones Expressway		2,644	12,570	622	2,644	13,192	15,836	3,851	2019	1970	22
Indianapolis, IN	6555 East 30th Street		1,881	6,636	635	1,881	7,271	9,152	2,927	2019	1969/1997	17
Indianapolis, IN	6575 East 30th Street		566	1,408	32	566	1,440	2,006	548	2019	1998	19
Indianapolis, IN	6585 East 30th Street		669	2,216	385	669	2,601	3,270	924	2019	1998	19
Indianapolis, IN	6635 East 30th Street		535	2,567	284	535	2,851	3,386	877	2019	1998	19
Indianapolis, IN	6701 East 30th Street		334	428	2	334	430	764	290	2019	1990	17
Indianapolis, IN	6737 East 30th Street		609	1,858	69	609	1,927	2,536	764	2019	1995	17
Indianapolis, IN	6751 East 30th Street		709	2,083	233	709	2,316	3,025	812	2019	1997	18
Indianapolis, IN	6951 East 30th Street		424	1,323	68	424	1,391	1,815	537	2019	1995	21
Indianapolis, IN	7901 W. 21st Street		1,870	8,844	2,017	1,870	10,861	12,731	3,014	2019	1985/1994	20
Indianapolis, IN	3333 N. Franklin Road		1,363	6,525	205	1,363	6,730	8,093	2,463	2020	1967	15
Indianapolis, IN	3701 David Howarth Drive		938	21,471	85	938	21,556	22,494	2,315	2021	2008/2019	35
Indianapolis, IN	7750 Georgetown Road		1,943	5,605	6	1,943	5,611	7,554	774	2021	2006	32
Indianapolis, IN	3525 South Arlington Avenue		2,569	10,764	10	2,569	10,774	13,343	1,583	2022	1990	23
Jacksonville, FL	Center Point Business Park	(1)	9,848	26,411	837	9,848	27,248	37,096	6,515	2018	1990-1997	35
Jacksonville, FL	Liberty Business Park	(1)	9,347	26,978	17,433	9,347	44,411	53,758	7,132	2018	1996-1999,2023	38/40
Jacksonville, FL	Salisbury Business Park	(1)	4,354	9,049	6,637	4,354	15,686	20,040	2,704	2018	2001-2012,2023	32/40
Jacksonville, FL	265 Industrial Boulevard		931	4,950	410	931	5,360	6,291	1,676	2020	1988/1999	18
Jacksonville, FL	338 Industrial Boulevard		1,205	9,095	24	1,205	9,119	10,324	2,236	2020	1996/2001	18
Jacksonville, FL	430 Industrial Boulevard		426	1,071	1	426	1,072	1,498	583	2020	1988	18
Jacksonville, FL	8451 Western Way		4,240	13,983	97	4,240	14,080	18,320	2,441	2020	1968/1975&1987	32
Jacksonville, FL	8000-8001 Belfort Parkway		1,836	9,460	90	1,836	9,550	11,386	955	2022	1999	40
Memphis, TN	210 American Dr.		928	10,442	919	928	11,361	12,289	8,600	2014	1967/1981&2012	13
Memphis, TN	6005, 6045 & 6075 Shelby Dr.		488	4,919	2,700	488	7,619	8,107	4,148	2014	1989	19
Memphis, TN	3635 Knight Road	(1)	422	2,820	142	422	2,962	3,384	1,333	2017	1986	18
Memphis, TN	Airport Business Park		1,511	4,352	4,023	1,511	8,375	9,886	3,385	2017	1985-1989	26
Memphis, TN	4540-4600 Pleasant Hill Road		1,375	18,854	(161)	1,207	18,861	20,068	3,027	2019	1991/2005	37
Memphis, TN	1700-1710 Dunn Avenue		916	5,018	1,807	916	6,825	7,741	2,185	2021	1957-1959/1963&1973	13
Memphis, TN	2950 Brother Boulevard		1,089	7,515	392	1,089	7,907	8,996	1,976	2021	1987/2019	17
Memphis, TN	6290 Shelby View Drive		163	4,631	-	163	4,631	4,794	520	2021	1999/2003	36
Memphis, TN	10455 Marina Drive	(1)	613	6,154	988	613	7,142	7,755	1,287	2022	1986	20
Memphis, TN	10682 Ridgewood Road	(1)	261	3,513	225	261	3,738	3,999	560	2022	1985	23
Memphis, TN	1814 S Third Street	(1)	469	2,510	29	469	2,539	3,008	726	2022	1966	14
Memphis, TN	3650 Distriplex Drive	(1)	704	12,847	-	704	12,847	13,551	1,793	2022	1997	24
Memphis, TN	3670 South Perkins Road	(1)	215	2,242	-	215	2,242	2,457	415	2022	1974	18
Memphis, TN	3980 Premier Avenue	(1)	354	3,835	-	354	3,835	4,189	770	2022	1964	17
Memphis, TN	5846 Distribution Drive	(1)	164	2,092	226	164	2,318	2,482	355	2022	1984	30
Memphis, TN	7560 Priority Lane	(1)	159	1,561	-	159	1,561	1,720	285	2022	1988	21
Memphis, TN	8970 Deerfield Drive	(1)	241	2,256	340	241	2,596	2,837	472	2022	1977	22
Memphis, TN	Collins Industrial Memphis	(1)	950	12,889	1,434	950	14,323	15,273	2,105	2022	1989-2001	16-32
Memphis, TN	Outland Center Memphis I	(1)	678	9,227	1,138	678	10,365	11,043	1,523	2022	1988	21-25
Memphis, TN	Outland Center Memphis II	(1)	892	7,424	1,417	892	8,841	9,733	1,695	2022	1989	15-22
Memphis, TN	Outland/Burbank Industrial	(1)	924	12,805	878	924	13,683	14,607	2,122	2022	1969-1996	20-23
Memphis, TN	Place Industrial Memphis	(1)	342	3,529	433	342	3,962	4,304	796	2022	1980-1988	20-25
Memphis, TN	Shelby Distribution II	(1)	312	4,564	357	312	4,921	5,233	657	2022	1998	25-27
Memphis, TN	Willow Lake Industrial	(1)	231	2,861	355	231	3,216	3,447	470	2022	1989	23
Memphis, TN	AE Beaty Drive/Appling Road		850	6,589	-	850	6,589	7,439	580	2022	2006	45

			Initial Costs to the Company			Gross Amounts at Close of Period
Metro Area	Address	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Year Acquired	Year Built/ Renovated (4)	Depreciable Life (in years) (5)
Memphis, TN	1590-1680 Century Center Parkway		7,084	38,576	46	7,084	38,622	45,706	878	2024	1990-2004	20-36
Memphis, TN	4370-4450 South Mendenhall Road		4,693	24,784	44	4,693	24,828	29,521	718	2024	1985	18-29
Memphis, TN	4575 Pleasant Hill Road		1,677	9,345	82	1,677	9,427	11,104	274	2024	1991	20
Memphis, TN	4740-4800 East Shelby Drive		1,011	4,003	34	1,011	4,037	5,048	139	2024	1991	20
South Bend, IN	4491 N Mayflower Road		289	2,422	153	289	2,575	2,864	929	2017	2000	27
South Bend, IN	4955 Ameritech Drive		856	7,251	447	856	7,698	8,554	2,782	2017	2004	27
South Bend, IN	5855 West Carbonmill Road		743	6,269	166	743	6,435	7,178	2,241	2017	2002	27
South Bend, IN	5861 W Cleveland Road		234	1,966	133	234	2,099	2,333	729	2017	1994	27
South Bend, IN	West Brick Road		381	3,209	193	381	3,402	3,783	1,183	2017	1998	27
St. Louis, MO	2635-2645 Metro Boulevard		656	2,576	40	656	2,616	3,272	557	2019	1979	30
St. Louis, MO	5531 - 5555 Phantom Drive		1,133	3,976	1,295	1,133	5,271	6,404	1,091	2019	1971	22
St. Louis, MO	Grissom Drive		656	2,780	-	656	2,780	3,436	765	2020	1970	19
St. Louis, MO	St. Louis Commerce Center	(1)	3,927	20,995	452	3,927	21,447	25,374	3,502	2020	1999-2001	33
St. Louis, MO	11646 Lakeside Crossing		1,282	9,293	6	1,282	9,299	10,581	983	2021	2005	35
St. Louis, MO	160-275 Corporate Woods Place		2,183	5,956	226	2,183	6,182	8,365	1,437	2021	1990	19
St. Louis, MO	3919 Lakeview Corporate Drive		4,265	46,225	247	4,265	46,472	50,737	4,609	2021	2019	37
St. Louis, MO	3051 Gateway	(1)	3,148	29,791	-	3,148	29,791	32,939	3,139	2021	2016	36
St. Louis, MO	349 Gateway	(1)	3,255	36,451	-	3,255	36,451	39,706	5,143	2021	2016	36
St. Louis, MO	4848 Park 370 Boulevard		1,041	6,127	95	1,041	6,222	7,263	765	2021	2006	32
St. Louis, MO	9150 Latty Ave		1,674	5,076	307	1,674	5,383	7,057	1,132	2021	1965/2018	22
St. Louis, MO	1901-1939 Belt Way Drive		2,492	5,109	165	2,492	5,274	7,766	776	2022	1986	26
Total Real Estate Owned			$180,671	$1,121,680	$106,181	$180,281	$1,228,251	$1,408,532	$259,869

__________________

Note	(1)	These properties secure the $175,980 Secured Debt.
Note	(2)	Total does not include development projects of $1,981, corporate office leasehold improvements of $2,479, Columbus property management office of $4,495 and the finance lease right of use asset of $818 related to the ground sublease at 2100 International Parkway.
Note	(3)	Total does not include accumulated depreciation related to corporate office leasehold improvements of $1,262 and Columbus property management office of $477.
Note	(4)	Renovation means significant upgrades, alterations, or additions to building interiors or exteriors and/or systems.
Note	(5)	Depreciation is calculated over the remaining useful life of the respective property as determined at the time of the purchase allocation, ranging from 11-45 years for buildings and 4-20 years for improvements.

As of December 31, 2024, the gross aggregate basis for Federal tax purposes of investments in real estate properties was approximately $1,638,395.

Plymouth Industrial REIT, Inc.

Real Estate Properties and Accumulated Depreciation

December 31, 2024, 2023 and 2022

($ in thousands)

	Year Ended December 31,
	2024	2023	2022
Real Estate
Balance at the beginning of the year	$1,567,866	$1,555,846	$1,254,007
Additions during the year	130,659	29,615	302,265
Disposals during the year	(280,220)	(17,595)	(426)
Balance at the end of the year	$1,418,305	$1,567,866	$1,555,846

Accumulated Depreciation
Balance at the beginning of the year	$268,046	$205,629	$142,192
Depreciation expense	65,789	67,920	63,557
Disposals during the year	(72,227)	(5,503)	(120)
Balance at the end of the year	$261,608	$268,046	$205,629