Form 10-Q
period 2025-03-31
Plymouth Industrial REIT, Inc.
filed 2025-05-01
CIK 1515816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, the Registrant had outstanding 45,547,898 shares of common stock.

Plymouth Industrial REIT, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Real estate properties	$1,480,793	$1,418,305
Less: accumulated depreciation	(276,600)	(261,608)
Real estate properties, net	1,204,193	1,156,697

Cash	19,126	17,546
Cash held in escrow	818	1,964
Restricted cash	23,578	24,117
Investment in unconsolidated joint ventures	54,329	62,377
Deferred lease intangibles, net	44,711	41,677
Other assets	41,167	42,622
Interest rate swaps	13,157	17,760
Forward contract asset	5,185	3,658
Total assets	$1,406,264	$1,368,418

Liabilities, Redeemable Non-controlling Interest and Equity
Liabilities:
Secured debt, net	$175,236	$175,980
Unsecured debt, net	447,935	447,741
Borrowings under line of credit	84,500	20,000
Accounts payable, accrued expenses and other liabilities	78,739	83,827
Warrant liability	33,090	45,908
Deferred lease intangibles, net	5,133	5,026
Financing lease liability	2,299	2,297
Interest rate swaps	389	520
Total liabilities	$827,321	$781,299
Commitments and contingencies (Note 13)

Redeemable non-controlling interest - Series C Preferred Units, 500,000 units authorized, (aggregate liquidation preference of $81,376 and $81,985 at March 31, 2025 and December 31, 2024, respectively)	1,737	1,259

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 45,547,898 and 45,389,186 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	456	454
Additional paid in capital	594,989	604,839
Accumulated deficit	(37,412)	(43,262)
Accumulated other comprehensive income	12,964	17,517
Total stockholders' equity	570,997	579,548
Non-controlling interest	6,209	6,312
Total equity	577,206	585,860
Total liabilities, redeemable non-controlling interest and equity	$1,406,264	$1,368,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024

Rental revenue	$45,418	$50,190
Management fee revenue and other income	153	38
Total revenues	45,571	50,228

Operating expenses:
Property	14,709	16,642
Depreciation and amortization	19,352	22,368
General and administrative	4,123	3,364
Total operating expenses	38,184	42,374

Other income (expense):
Interest expense	(6,849)	(9,598)
Loss in investment of unconsolidated joint ventures	(8,048)	—
Gain on sale of real estate	301	8,030
Gain on financing transaction	14,085	—
Unrealized gain from interest rate swap	131	—
Total other income (expense)	(380)	(1,568)

Net income	7,007	6,286
Less: Net income attributable to non-controlling interest	70	68
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	1,087	—
Net income attributable to Plymouth Industrial REIT, Inc.	5,850	6,218
Less: Amount allocated to participating securities	95	94
Net income attributable to common stockholders	$5,755	$6,124
Net income per share attributable to common stockholders — basic	$0.13	$0.14
Net income per share attributable to common stockholders — diluted	$0.13	$0.14

Weighted-average common shares outstanding — basic	45,086,639	44,936,597
Weighted-average common shares outstanding — diluted	45,095,867	44,970,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED
(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024

Net income	$7,007	$6,286

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swaps	(4,603)	5,687
Other comprehensive (loss) income	(4,603)	5,687
Comprehensive income	2,404	11,973
Less: Net income attributable to non-controlling interest	70	68
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	1,087	—
Less: Other comprehensive (loss) income attributable to non-controlling interest	(50)	61
Comprehensive income attributable to Plymouth Industrial REIT, Inc.	$1,297	$11,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Redeemable Non-controlling Interest		Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Stockholders’	Non- controlling	Total
	Amount		Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance, January 1, 2025	$1,259		45,389,186	$454	$604,839	$(43,262)	$17,517	$579,548	$6,312	$585,860
Net proceeds from common stock	—		—	—	(23)	—	—	(23)	—	(23)
Stock based compensation	—		—	—	1,134	—	—	1,134	—	1,134
Restricted shares issued	—		158,712	2	(2)	—	—	—	—	—
Dividends and distributions	(609)		—	—	(10,964)	—	—	(10,964)	(118)	(11,082)
Other comprehensive income (loss)	—		—	—	—	—	(4,553)	(4,553)	(50)	(4,603)
Reallocation of non-controlling interest	—		—	—	5	—	—	5	(5)	—
Net income	1,087		—	—	—	5,850	—	5,850	70	5,920
Balance, March 31, 2025	$1,737	-	45,547,898	$456	$594,989	$(37,412)	$12,964	$570,997	$6,209	$577,206

Balance, January 1, 2024	$—		45,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242
Net proceeds from common stock	—		—	—	(245)	—	—	(245)	—	(245)
Stock based compensation	—		—	—	914	—	—	914	—	914
Restricted shares issued	—		131,892	1	(1)	—	—	—	—	—
Dividends and distributions	—		—	—	(10,904)	—	—	(10,904)	(118)	(11,022)
Other comprehensive income (loss)	—		—	—	—	—	5,626	5,626	61	5,687
Reallocation of non-controlling interest	—		—	—	(51)	—	—	(51)	51	—
Net income	—		—	—	—	6,218	—	6,218	68	6,286
Balance, March 31, 2024	$—	-	45,382,076	$453	$634,651	$(176,388)	$25,859	$484,575	$5,287	$489,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$7,007	$6,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,352	22,368
Straight line rent adjustment	(208)	(15)
Intangible amortization in rental revenue, net	(292)	(318)
Amortization of debt related costs	599	438
Stock based compensation	1,134	914
Gain on financing transaction	(14,085)	—
Gain on sale of real estate	(301)	(8,030)
Unrealized gain from interest rate swap	(131)	—
Loss in investment of unconsolidated joint ventures	8,048	—
Changes in operating assets and liabilities:
Other assets	1,315	1,785
Deferred leasing costs	(793)	(1,043)
Accounts payable, accrued expenses and other liabilities	(6,033)	(5,771)
Net cash provided by operating activities	15,612	16,614

Investing activities
Acquisition of real estate properties	(65,692)	—
Real estate improvements	(4,269)	(3,760)
Net investment in sales-type lease	—	21
Proceeds from sale of real estate	2,188	—
Net cash used in investing activities	(67,773)	(3,739)

Financing activities
Payment from issuance of common stock, net	(23)	(245)
Repayment of secured debt	(801)	(1,306)
Proceeds from line of credit facility	64,500	—
Dividends and distributions paid	(11,620)	(10,291)
Net cash provided by (used in) financing activities	52,056	(11,842)

Net (decrease) increase in cash, cash held in escrow, and restricted cash	(105)	1,033
Cash, cash held in escrow, and restricted cash at beginning of period	43,627	26,204
Cash, cash held in escrow, and restricted cash at end of period	$43,522	$27,237

Supplemental Cash Flow Disclosures:
Cash paid for interest	$6,127	$9,337
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$491	$—

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in accounts payable, accrued expenses and other liabilities	$11,110	$10,938
Distribution payable to non-controlling interest holder	$118	$118
Financing transaction costs included in accounts payable, accrued expenses and other liabilities	$5,300	$—
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$2,325	$1,232
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$524	$403
Consolidation of net book value of investment in joint venture	$346	$—
Assumption of other assets upon consolidation of investment in joint venture	$22	$—
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$176	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company,” “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of March 31, 2025 and December 31, 2024, the Company owned a 98.9% equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of March 31, 2025, the Company, through its subsidiaries, wholly owned 133 industrial properties comprising 204 buildings with an aggregate of approximately 30.0 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet. The Company also owns a 35% non-controlling equity interest in, and provides management services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

2. Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in the Company's audited financial statements for the years ended December 31, 2024 and 2023. Additional information regarding the Company’s significant accounting policies related to the accompanying interim condensed consolidated financial statements is as follows:

Basis of Presentation

The Company’s interim condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their subsidiaries. The interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These interim condensed consolidated financial statements include adjustments of a normal and recurring nature considered necessary by management to fairly state the Company's financial position and results of operations. These interim condensed consolidated financial statements may not be indicative of financial results for the full year. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the United States Securities and Exchange Commission on March 3, 2025.

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

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash held on behalf of the Joint Venture (as defined in Note 4 below) for tenant capital improvements and leasing commissions, and cash held in escrow for real estate tax and insurance premiums, in bank deposit accounts which at times may exceed federally insured limits. As of March 31, 2025, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2025	2024
Cash	$19,126	$17,546
Cash held in escrow	818	1,964
Restricted cash	23,578	24,117
Cash, cash held in escrow, and restricted cash	$43,522	$43,627

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $6,533 and $6,533 at March 31, 2025 and December 31, 2024, respectively, and related accumulated amortization amounted to $4,115 and $3,866 at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the Company had classified net unamortized debt issuance costs of $4,993 and $5,342, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by the counterparty portfolio. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the accompanying condensed consolidated balance sheets.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Earnings (Loss) per Share

The Company follows the two-class method when computing net earnings (loss) per common share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net earnings (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. See Note 11 for additional details.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied to some degree in determining the fair value of our debt, interest rate swaps and performance stock units discussed in Notes 6, 7, and 10, respectively, in determining the fair value of the forward contract for preferred units discussed in Note 9, and in determining the fair value of warrants to purchase partnership units in Note 12.

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

The following tables summarize the Company’s forward contract asset, warrant liability and interest rate swaps that are accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

Balance Sheet Line Item	Fair Value as of March 31, 2025	Level 1	Level 2	Level 3
Forward contract asset	$5,185	$—	$—	$5,185
Interest rate swaps - Asset	$13,157	$—	$13,157	$—
Interest rate swaps - Liability	$(389)	$—	$(389)	$—
Warrant liability	$(33,090)	$—	$—	$(33,090)

Balance Sheet Line Item	Fair Value as of December 31, 2024	Level 1	Level 2	Level 3
Forward contract asset	$3,658	$—	$—	$3,658
Interest rate swaps - Asset	$17,760	$—	$17,760	$—
Interest rate swaps - Liability	$(520)	$—	$(520)	$—
Warrant liability	$(45,908)	$—	$—	$(45,908)

Forward Contract

The Company accounts for its Operating Partnership’s forward contract to issue redeemable preferred units as a financial instrument as it represents a forward sale on redeemable equity. A forward contract on redeemable equity is classified as a liability or asset because it creates an obligation of the Operating Partnership to repurchase its own equity and settle in cash. Asset or liability-classified financial instruments are measured at fair value at issuance and at the end of each reporting period. Any change in the fair value of the financial instrument is recorded in the condensed consolidated financial statements through earnings.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Investment in Unconsolidated Joint Ventures

For joint ventures that we do not control but exercise significant influence, we use the equity method of accounting. Our judgment about the level of influence or control over an entity involves consideration of various factors including: the form of our ownership interest; our representation in the entity's governance; our ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, and/or to liquidate the venture. Accordingly, we initially recorded our investments at cost, and subsequently adjusted for equity in earnings or losses and cash contributions and distributions. Income or loss and cash distributions from unconsolidated ventures are allocated according to the provisions of the respective venture agreement, which may be different from its stated ownership percentage. Our net equity investment in the unconsolidated joint ventures was reflected within the condensed consolidated balance sheets, and our share of net income or loss from the ventures was included within the condensed consolidated statements of operations.

In 2024, the Company invested in unconsolidated joint ventures as discussed in Note 4.

Impairment of Unconsolidated Joint Ventures

We account for our investment in unconsolidated joint ventures under the equity method of accounting. Under the equity method, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the earnings or losses, distributions received, and other-than-temporary impairments.

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

During the three months ended March 31, 2025 and 2024, no other-than-temporary impairment related to our unconsolidated joint ventures were identified.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Segments

The Company manages its business activities on a consolidated basis and operates as a single operating segment, Industrial Properties, and as such has one reportable segment. Through its subsidiaries, the Company derives all revenue within the United States through the ownership and management of single and multi-tenant industrial properties. All revenues, expenses and assets are attributable to the single segment and are consistent with amounts presented in the condensed consolidated balance sheets and condensed consolidated statements of operations. All significant expenses are presented on the condensed consolidated statements of operations and no other significant segment expenses are regularly provided to the Chief Operating Decision Maker (“CODM”).

The CODM is the Company’s Chief Executive Officer. The CODM uses net income that is reported on the condensed consolidated statements of operations to assess financial performance and make decisions on capital allocation.

The CODM also uses Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”) to assess the segment’s financial performance and to base decisions on capital allocation. FFO is defined as Net income (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gain and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated joint ventures will be calculated to reflect FFO on the same basis. We calculate Core FFO by adjusting FFO for items such as dividends paid or accrued to holders of our preferred stock and redeemable non-controlling interest, acquisition and transaction related expenses for transactions not completed, gain on financing transaction and unrealized gain from interest rate swap. The Company's measure of segment profit or loss is net income as it is the measure determined in accordance with GAAP.

The CODM uses net income, FFO and Core FFO during the forecasting process, and the results of these measures are used to evaluate segment performance and to make decisions on the allocation of resources to the segment.

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

Recent Accounting Announcements

In 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We adopted ASU 2023-07 in the year ended December 31, 2024, and the adoption did not have a material impact on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as employee compensation, depreciation and amortization, and other certain operating expenses, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impacts of ASU 2024-03 on our financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Land	$187,732	$181,357
Buildings and improvements	1,164,355	1,114,970
Site improvements	120,776	116,341
Construction in progress	7,930	5,637
	1,480,793	1,418,305
Less: accumulated depreciation	(276,600)	(261,608)
Real estate properties, net	$1,204,193	$1,156,697

Depreciation expense was $15,192 and $17,431 for the three months ended March 31, 2025 and 2024, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the three months ended March 31, 2025:

Location	Date Acquired	Square Feet	Properties	Purchase Price (1)
Cincinnati, OH	February 20, 2025	263,000	1	23,300
Cincinnati, OH	March 13, 2025	240,658	2	17,851
Atlanta, GA	March 13, 2025	297,583	1	23,874(2)
Total		801,241	4	65,025

________________

(1)	Purchase price does not include capitalized acquisition costs.
(2)	The purchase price of $23,874 includes the consolidation of the net book value of $346 related to the Company’s previously held 2% interest in Plymouth MIR JV II LLC accounted for as an equity method investment. In addition, we consolidated financial assets of approximately $513, comprised of cash, cash held in escrow and other assets, and liabilities of approximately $176 comprised of accounts payable, accrued expenses and other current liabilities.

There were no acquisitions of properties during the three months ended March 31, 2024.

The allocation of the aggregate purchase price in accordance with FASB, ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Three Months Ended March 31, 2025
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$65,025	N/A
Acquisition costs	667	N/A
Total	$65,692

Allocation of Purchase Price
Land	$7,386	N/A
Building	47,916	N/A
Site improvements	4,523	N/A
Total real estate properties	59,825

Deferred Lease Intangibles
Tenant relationships	797	5.3
Leasing commissions	938	5.1
Above market lease value	39	4.5
Below market lease value	(541)	3.7
Lease in place value	4,634	4.6
Net deferred lease intangibles	5,867

Totals	$65,692

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

All acquisitions completed during the three months ended March 31, 2025 were considered asset acquisitions under ASC 805.

Sale of Real Estate

During the three months ended March 31, 2025, the Company sold a single, 33,688 square foot property located in Memphis, TN for approximately $2,385, recognizing a net gain of $301. There were no sales of real estate during the three months ended March 31, 2024.

4. Investment in Unconsolidated Joint Ventures

Isosceles Joint Venture

On November 13, 2024, the Company entered into a joint venture agreement (“Isosceles Venture Agreement”) to form Isosceles JV, LLC (the “Joint Venture”) with an unrelated third-party partner (the “Investor”). The purpose of the Joint Venture is to acquire, manage and develop industrial properties that meet certain criteria as outlined within the Isosceles Venture Agreement. The Company owns a 35% non-controlling equity interest in the Joint Venture. The Company determined the Joint Venture was not a VIE. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment. The Company does not have a controlling financial interest in the Joint Venture but does exercise significant influence over the Joint Venture. Therefore, the Company accounts for its investment in the Joint Venture as an equity method investment. The Company’s initial investment was funded by a contribution of real estate with a fair value of $356,641. As of March 31, 2025, the carrying amount of the Company’s investment was $52,108.

The Isosceles Venture Agreement provided for liquidation rights and distribution priorities that were different from the Company’s stated ownership percentage based on total equity contributions. As such, the Company used the hypothetical-liquidation-at-book-value (“HLBV”) method to determine its equity in the earnings of the Joint Venture. The HLBV method is commonly applied to equity investments in real estate, where cash distribution percentages vary at different points in time and are not directly linked to an investor's ownership percentage.

AIP Joint Venture

On November 14, 2024, the Company entered into a joint venture agreement (“AIP Venture Agreement”) to invest in AIP OP, LP (“AIP OP”). AIP Realty USA, Inc. (“AIP”), an unrelated party to the Company, is the general partner and an investor in AIP OP. AIP is a real estate investment trust with a portfolio of light industrial flex facilities. The Company’s $2,221 investment in AIP OP represents an ownership interest of approximately 42%. AIP OP is financed with the equity investments from its members. The Company determined AIP OP is a VIE. The Company is not the party with power to direct the activities most significant to the economic performance of AIP OP and is not the primary beneficiary of AIP. Decision making power is generally held by AIP in its managing role of AIP OP, while the Company has only protective rights. As such, the Company holds a variable interest in the form of an equity interest in AIP OP and will account for its investment in AIP OP as an equity method investment. The Company’s maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to this entity, which is equal to the Company’s equity interest. As of March 31, 2025, the carrying amount of the Company’s investment was $2,221.

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

The Company’s investment allows for conversion from existing A-1 preferred units (the “A-1 Preferred Units”) to A-2 preferred units (the “A-2 Preferred Units”) upon the closing of AIP’s acquisition of AllTrades, Inc. The A-1 Preferred Units and A-2 Preferred Units have the same rights; thus, the conversion would not change the Company’s ownership percentages or provide any additional control or influence over AIP OP. The A-2 Preferred Units would be eligible for conversion to common units in the parent of AIP, upon an initial public offering. As of March 31, 2025, none of the events providing for conversion have occurred. The Company will evaluate the impact of the conversion if and when it occurs.

5. Leases

As a Lessor

Operating Leases

We lease our properties to tenants under agreements that are typically classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the applicable lease term. Many of our leases have triple-net provisions or modified gross lease expense reimbursement provisions, which entitle us to recover certain operating expenses, such as common area maintenance, insurance, real estate taxes and utilities from our tenants. The recovery of such operating expenses is recognized in rental revenue in the condensed consolidated statements of operations. Some of our tenants’ leases are subject to rent increases based on increases in the Consumer Price Index.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Income from leases	$33,813	$36,891
Straight-line rent adjustments	208	15
Tenant recoveries	11,105	12,859
Amortization of above market leases	(141)	(136)
Amortization of below market leases	433	454
Total	$45,418	$50,083

Tenant recoveries included within rental revenue for the three months ended March 31, 2025 and 2024 are variable in nature.

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

Earnings from our Net investment in sales-type leases are included in Rental revenue in the condensed consolidated statements of operations and totaled $0 and $107 for the three months ended March 31, 2025 and 2024, respectively. Prior to this reclassification to Net investment in sales-type lease, earnings from this lease were recognized in Rental revenue in the condensed consolidated statements of operations.

Net investment in sales-type leases are assessed for credit loss allowances. No such allowances were recorded as of March 31, 2025 or December 31, 2024.

As a Lessee

Operating Leases

As of March 31, 2025, we are the lessee under three office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 3.2 to 30.8 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company's condensed consolidated balance sheets include the total operating right-of-use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. Total operating right-of-use assets and lease liabilities were approximately $3,994 and $4,671, respectively, as of March 31, 2025, and $4,205 and $4,943, respectively, as of December 31, 2024. The operating lease liability as of March 31, 2025 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 8.0 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three months ended March 31, 2025 and 2024 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended March 31,
	2025	2024
Operating lease expense included in general and administrative expense attributable to office leases	$190	$200
Operating lease expense included in property expense attributable to ground sublease	9	9
Non-cash adjustment due to straight-line rent adjustments	50	43
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$249	$252

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee:

April 1, 2025 – December 31, 2025	$644
2026	876
2027	894
2028	865
2029	849
Thereafter	1,809
Total minimum operating lease payments	$5,937
Less imputed interest	(1,266)
Total operating lease liability	$4,671

Financing Leases

As of March 31, 2025, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset in the amount of $812 and $818 as of March 31, 2025 and December 31, 2024, respectively, within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 30.8 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability in the amount of $2,299 and $2,297 as of March 31, 2025 and December 31, 2024, respectively, represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term, which, as of March 31, 2025, was 30.8 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three months ended March 31, 2025 and 2024 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended March 31,
	2025	2024
Depreciation/amortization of financing lease right-of-use assets	$7	$7
Interest expense for financing lease liability	45	45
Total financing lease cost	$52	$52

The following table summarizes the maturity analysis of our financing lease:

April 1, 2025 – December 31, 2025	$128
2026	170
2027	170
2028	170
2029	170
Thereafter	6,027
Total minimum financing lease payments	$6,835
Less imputed interest	(4,536)
Total financing lease liability	$2,299

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

6. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of March 31, 2025 and December 31, 2024.

	Outstanding Balance at		Interest rate at
Debt	March 31, 2025	December 31, 2024	March 31, 2025	Final Maturity Date
Secured debt:
Allianz Loan	59,784	60,085	4.07%	April 10, 2026
Nationwide Loan	14,551	14,632	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan	53,483	53,782	3.15%	January 1, 2028
Minnesota Life Loan	18,982	19,101	3.78%	May 1, 2028
Total secured debt	$175,600	$176,400
Unamortized debt issuance costs, net	(353)	(408)
Unamortized premium/(discount), net	(11)	(12)
Total secured debt, net	$175,236	$175,980

Unsecured debt:
$200m KeyBank Term Loan	200,000	200,000	2.93%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	150,000	4.30%(1)(2)	May 2, 2027
$100m KeyBank Term Loan	100,000	100,000	2.90%(1)(2)	November 6, 2028
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(2,065)	(2,259)
Total unsecured debt, net	$447,935	$447,741

Borrowings under line of credit:
KeyBank unsecured line of credit	84,500	20,000	5.77%(1)	November 6, 2028
Total borrowings under line of credit	$84,500	$20,000

_______________

(1)	For the month of March 2025, the one-month term SOFR for our unsecured debt was at a weighted average of 4.322% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 4.323%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for its secured and unsecured debt and unsecured revolving line of credit as of March 31, 2025.

Fair Value of Debt

The fair value of our debt and borrowings under our revolving line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Indebtedness	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$175,600	$167,545	$176,400	$166,165
Unsecured debt	450,000	450,000	450,000	450,000
Borrowings under revolving line of credit, net	84,500	84,500	20,000	20,000
Total	710,100	$702,045	646,400	$636,165
Unamortized debt issuance cost, net	(2,418)		(2,667)
Unamortized premium/(discount), net	(11)		(12)
Total carrying value	$707,671		$643,721

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During the three months ended March 31, 2025 and the year ended December 31, 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table sets forth a summary of our interest rate swaps as of March 31, 2025 and December 31, 2024.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Capital One, N.A.	July 13, 2022	July 1, 2022	Feb. 11, 2027	1.527%	$200,000	$200,000	$7,827	$10,113
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	Aug. 8, 2026	1.504%	$100,000	$100,000	$3,050	$3,962
JPMorgan Chase Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$1,141	$1,843
Wells Fargo Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$570	$921
Capital One, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$569	$921
Wells Fargo Bank, N.A.(3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.750%	$50,000	$50,000	$(193)	$(258)
JPMorgan Chase Bank, N.A. (3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(98)	$(131)
Capital One, N.A. (3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(98)	$(131)

_______________

(1)	Represents the notional value of interest rate swaps effective as of March 31, 2025.
(2)	As of March 31, 2025, the fair value of five of the interest rate swaps were in an asset position of approximately $13.2 million and the remaining three interest rate swaps were in a liability position of approximately $0.4 million.
(3)	These interest rate swaps have been de-designated as a result of the hedge transactions related to these swaps no longer being probable of occurring.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $12,153 will be reclassified as a decrease to interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2025, the Company recorded $27 related to unrealized gain from ineffective hedges, of which $131 is recorded within Unrealized gain from interest rate swap and $104 is recorded within Interest expense on the condensed consolidated statements of operations. There were no ineffective hedges for the three months ended March 31, 2024.

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2025	2024
Amount of unrealized (loss) gain recognized in AOCI on derivatives	$(4,603)	$5,687
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,638	$3,958

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Non-designated Hedges

The following table summarizes the Company’s derivatives not designated as hedging instruments for the three months ended March 31, 2025 and 2024:

	Net Settlement Recognized in Net Income on Derivatives for the Three Months Ended March 31,
Derivatives not designated as hedging instruments	2025	2024
Interest rate swaps	$27	$—
Total	$27	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As of March 31, 2025, the fair value of three of the eight interest rate swaps were in a net liability position. As of March 31, 2025, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at their termination value.

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

For the three months ended March 31, 2025, the Company did not issue any shares of its common stock under the 2024 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the three months ended March 31, 2025 and the year ended December 31, 2024.

	Cash Dividends Declared per Share	Aggregate Amount
2025
First quarter	$0.2400	$10,964
Total	$0.2400	$10,964

2024
First quarter	$0.2400	$10,904
Second quarter	0.2400	10,928
Third quarter	0.2400	10,927
Fourth quarter	0.2400	10,926
Total	$0.9600	$43,685

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

OP Units outstanding as of March 31, 2025 and December 31, 2024 was 490,299.

The following table sets forth the OP Unit distributions that were declared during the three months ended March 31, 2025 and the year ended December 31, 2024.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2025
First quarter	$0.2400	$118
Total	$0.2400	$118

2024
First quarter	$0.2400	$118
Second quarter	0.2400	118
Third quarter	0.2400	118
Fourth quarter	0.2400	118
Total	$0.9600	$472

The proportionate share of the income attributed to the OP Units was $70 and $68 for the three months ended March 31, 2025 and 2024, respectively.

Redeemable Non-controlling Interest - Series C Preferred Units

On August 26, 2024, the Company, through its Operating Partnership, issued 60,910 Non-Convertible Cumulative Series C Preferred Units (“Series C Preferred Units”), at a price of $1,000 per Series C Preferred Unit, for gross proceeds of $60,910, net of $7,280 in investor fees to be paid in four equal installments at closing and each anniversary over the next three years and $4,068 issuance costs, to the Investor pursuant to the Securities Purchase Agreement (“Purchase Agreement”). Bundled with the issuance of 60,910 Series C Preferred Units, the Company, through its Operating Partnership, also issued (i) a forward contract, pursuant to which the Operating Partnership will sell an additional 79,090 Series C Preferred Units at a price of $1,000 per Series C Preferred Unit within 270 days upon execution of the Purchase Agreement, and (ii) warrants that are exercisable into 11,760,000 of OP Units (“Warrants”). Refer to Note 12 for details.

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

Distributions on each Series C Preferred Unit will accrue on the $1,000 stated value of each Series C Preferred Unit as well as on all unpaid distributions that have accrued and accumulated for all prior distribution periods. Unpaid distributions incurred as of the end of the quarter are accreted and accumulated with prior unpaid distributions within redeemable non-controlling interest – Series C Preferred Units on our condensed consolidated balance sheets and as an adjustment to net income within the condensed consolidated statements of operations. Any cash distributions paid are recorded as an adjustment to the carrying value of the redeemable non-controlling interest – Series C Preferred Units on our condensed consolidated balance sheets. As of March 31, 2025, the $1,737 reflected within redeemable non-controlling interest – Series C Preferred Units represents the cash and PIK dividends accrued as of March 31, 2025.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the Series C Preferred Unit distributions that were incurred during the three months ended March 31, 2025 and the third and fourth quarter of 2024. There were no distributions incurred prior to the third quarter of 2024.

	Cash Dividends per Unit	Aggregate Amount in Dollars
2025
First quarter	$10.23	$623
Total	$10.23	$623

2024
Third quarter	$4.00	$243
Fourth quarter	10.14	618
Total	$14.14	$861

	PIK Dividends per Unit	Aggregate Amount in Dollars
2025
First quarter	$7.47	$455
Total	$7.47	$455

2024
Third quarter	$3.00	$183
Fourth quarter	7.54	459
Total	$10.54	$642

Fair Market Value of Forward Contract Asset

The forward contract asset represents the fair market value of the Company’s obligation to sell the additional 79,090 Series C Preferred Units within 270 days upon the execution of the Purchase Agreement. The fair value of the forward contract asset is re-measured at each financial reporting period with any changes in fair value recognized in the accompanying condensed consolidated statements of operations as a Gain on financing transaction.

A roll-forward of the forward contract asset is as follows:

Balance at December 31, 2024	$3,658
Unrealized gain	1,527
Balance at March 31, 2025	$5,185

The forward contract asset in the amount of $5,185 at March 31, 2025 represents their fair value determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 4.12%. The forward contract asset in the amount of $3,658 at December 31, 2024 represents their fair value determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 3.35%.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

10. Incentive Award Plan

Restricted Stock

The following table is a summary of the total restricted shares granted, forfeited and vested for the three months ended March 31, 2025 and year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at January 1, 2024	370,843	$21.81
Granted	146,102	$21.85
Forfeited	(7,100)	$22.66
Vested	(140,170)	$20.97
Unvested restricted stock at December 31, 2024	369,675	$22.13
Granted	161,712	$16.68
Forfeited	(3,000)	$19.85
Vested	(131,337)	$21.71
Unvested restricted stock at March 31, 2025	397,050	$20.07

The Company recorded equity-based compensation expense related to restricted stock in the amount of $819 and $762 for the three months ended March 31, 2025 and 2024, respectively which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at March 31, 2025 was approximately $7,166 and is expected to be recognized over a weighted average period of approximately 3.2 years. The fair value of the 161,712 restricted shares granted during the three months ended March 31, 2025 was approximately $2,697 with a weighted average fair value of $16.68 per share.

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

The following table summarizes activity related to the Company’s unvested PSUs during the three months ended March 31, 2025 and year ended December 31, 2024.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2023	51,410	$30.15
Granted	85,983	20.44
Vested	—	—
Forfeited	—	—
Balance at December 31, 2024	137,393	$24.07
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2025	137,393	$24.07

The Company recorded equity-based compensation expense related to the PSUs in the amount of $315 and $152 for the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at March 31, 2025 was approximately $1,593 and is expected to be recognized over a weighted-average period of approximately 1.5 years.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

11. Earnings per Share

Net Income Attributable to Common Stockholders

Basic and diluted earnings per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$7,007	$6,286
Less: Net income attributable to non-controlling interest	70	68
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	1,087	—
Net income attributable to Plymouth Industrial REIT, Inc.	5,850	6,218
Less: Amount allocated to participating securities	95	94
Net income attributable to common stockholders	$5,755	$6,124
Denominator
Weighted-average common shares outstanding — basic	45,086,639	44,936,597
Add: Effect of dilutive securities(1)	9,228	34,287
Weighted-average common shares outstanding — diluted	45,095,867	44,970,884
Net income per share — basic and diluted
Net income per share attributable to common stockholders — basic	$0.13	$0.14
Net income per share attributable to common stockholders — diluted	$0.13	$0.14

_______________

(1)	During the three months March 31, 2025 and 2024, there were approximately 74,801 and 31,675, respectively, of unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share as including these shares would be anti-dilutive. During the three months ended March 31, 2025, all warrants were out of the money and were also excluded from the computation of diluted earnings per share as they were deemed to be anti-dilutive.

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

12. Warrant Liability

On August 26, 2024, the Company and the Operating Partnership entered into the Purchase Agreement with the Investor, as discussed in Note 9. Pursuant to the Purchase Agreement, the Operating Partnership agreed to issue and sell to the Investor warrants (the “Warrants”) to purchase, in the aggregate, up to 11,760,000 OP Units.

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

The Warrants provide standard antidilution adjustments, as well as adjustments in the strike price of the Warrants to an amount equal to the issuance price per share, of the Common Stock or OP Unit, if the Company or the Operating Partnership issues (or otherwise sells) any shares of Common Stock, OP Units, or equity-linked securities, if the Company or the Operating Partnership reprices or amends any of its any existing equity-linked securities and upon the payment of dividends. This provision does not meet the definition of a down round feature as it is not solely related to an issuance of equity securities. Therefore, the Warrants are not considered indexed to the Operating Partnership’s own stock and are required to be accounted for as derivative liabilities, initially recognized at fair value, and subsequently remeasured to fair value with changes in fair value recognized in earnings.

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

In accordance with the adjustment provisions outlined within the Warrant Agreement, the associated strike price and amount of each tranche of Warrants were adjusted to the following at March 31, 2025:

•	The first tranche is for 4,582,952 OP Units with an adjusted strike price of $24.30 per unit,
•	The second tranche is for 3,055,302 OP Units with an adjusted strike price of $25.26 per unit, and
•	The third tranche is for 4,582,952 OP Units with an adjusted strike price of $26.22 per unit.

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

Fair Market Value of Warrants

The fair value of the Warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized loss/gain of Warrants in the accompanying condensed consolidated statements of operations, included within Gain on financing transaction. The Warrants are not included in the computation of diluted net income per share as they are anti-dilutive for the three months ended March 31, 2025. There were no Warrants outstanding during the three months ended March 31, 2024.

A roll-forward of the warrant liability is as follows:

Balance at December 31, 2024	$45,908
Unrealized (gain) loss	(12,818)
Balance at March 31, 2025	$33,090

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The Warrants in the amount of $33,090 at March 31, 2025 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $25.25, $26.25 and $27.25, respective to each tranche, volatility of 27.0%, an expected dividend yield of 4.7%, a variable term of 4.4 or 6.4 years and an annual risk-free interest rate of 3.86%. The Warrants in the amount of $45,908 at December 31, 2024 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $25.25, $26.25 and $27.25, respective to each tranche, volatility of 28.0%, an expected dividend yield of 4.6%, a variable term of 4.7 or 6.7 years and an annual risk-free interest rate of 4.4%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. Our forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by our forward-looking statements are reasonable, we can give no assurance that our plans, intentions, expectations, strategies or prospects will be attained or achieved and you should not place undue reliance on these forward-looking statements. Additionally, unforeseen factors emerge from time to time, and we cannot predict which factors will arise or their ultimate impact on our business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Furthermore, actual results may differ materially from those described in the forward-looking statements and may be affected by a variety of risks and factors including, without limitation:

•	inflation, deflation and the general level of interest rates;
•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, such as the outbreak of COVID-19, including, without limitation, its impact on the Company’s ability to pay common stock dividends and/or the amount and frequency of the dividends;
•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	potential defaults on or non-renewal of leases by tenants;
•	potential bankruptcy or insolvency of tenants;
•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	potential natural disasters such as earthquakes, wildfires or floods;
•	national, international, regional and local economic conditions;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or real estate investment trust (“REIT”) tax laws, potential increases in real property tax rates, and changes to trade policies and the implementation of tariffs that affect U.S. trade relations with the rest of the world;
•	lack of or insufficient amounts of insurance;
•	possible cybersecurity breaches;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended March 31, 2025 and 2024 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 3, 2025, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2024 and 2023 contained therein, which is accessible on the SEC’s website at www.sec.gov.

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

As of March 31, 2025, the Company, through its subsidiaries, wholly owned 133 industrial properties comprising 204 buildings with an aggregate of approximately 30.0 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet. We also own a 35% non-controlling equity interest in, and provide management services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

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

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of March 31, 2025, the Company’s portfolio was approximately 94.3% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations & Leasing Activity

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from April 1, 2025 to December 31, 2027, an aggregate of 49.9% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to increase certain rents under below market leases to then-current rental rates.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the three months ended March 31, 2025.

Three Months Ended March 31, 2025	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Renewals	1,540,756	63.2%	$4.40	$5.06	15.0%	$0.16	$0.19
New leases	896,511	36.8%	$4.61	$4.65	0.9%	$0.14	$0.30
Total/weighted average	2,437,267	100.0%	$4.48	$4.91	9.6%	$0.15	$0.23

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

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, whether the value a real estate asset and unconsolidated joint ventures has been impaired, stock-based compensation and the accounting for fair market value of warrants and forward contract assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2024 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2024 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies.

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

For the three months ended March 31, 2025 and 2024, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repositioning during the period from January 1, 2024 through March 31, 2025.

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended March 31, 2025 and 2024:

	Same Store Portfolio				Acquisitions, Dispositions and Other					Total Portfolio
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change			Three Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%		2025	2024	$	%
Revenue:
Rental revenue	$39,620	$38,612	$1,008	2.6%	$5,798	$11,578	$(5,780)	(49.9%	)	$45,418	$50,190	$(4,772)	(9.5%	)
Management fee revenue and other income	—	—	—	—	153	38	115	302.6%		153	38	115	302.6%
Total revenues	39,620	38,612	1,008	2.6%	5,951	11,616	(5,665)	(48.8%	)	45,571	50,228	(4,657)	(9.3%	)

Property expenses	12,477	11,425	1,052	9.2%	2,232	5,217	(2,985)	(57.2%	)	14,709	16,642	(1,933)	(11.6%	)
Depreciation and amortization										19,352	22,368	(3,016)	(13.5%	)
General and administrative										4,123	3,364	759	22.6%
Total operating expenses										38,184	42,374	(4,190)	(9.9%	)

Other income (expense):
Interest expense										(6,849)	(9,598)	2,749	(28.6%	)
Loss in investment of unconsolidated joint ventures										(8,048)	—	(8,048)	(100.0%	)
Gain on sale of real estate										301	8,030	(7,729)	(96.3%	)
Gain on financing transaction										14,085	—	14,085	100.0%
Unrealized gain from interest rate swap										131	—	131	100.0%
Total other income (expense)										(380)	(1,568)	1,188	(75.8%	)

Net income										$7,007	$6,286	$721	11.5%

Rental revenue: Rental revenue decreased by $4,772 to $45,418 for the three months ended March 31, 2025 as compared to $50,190 for the three months ended March 31, 2024. This was primarily related to a net decrease of $5,780 within Acquisitions, Dispositions and Other primarily as a result of the disposition of multiple properties during 2024, partially offset by property acquisitions during the same period. The decrease was partially offset by a net increase of $1,008 within the Same Store Portfolio primarily due to an increase in rent income of $1,162 due to leasing activities, an increase of $66 in tenant recoveries, partially offset by a decrease in non-cash rent adjustments of $220.

Property expenses: Property expenses decreased $1,933 for the three months ended March 31, 2025 to $14,709 as compared to $16,642 for the three months ended March 31, 2024. This was primarily due to a decrease of $2,985 within Acquisitions, Dispositions and Other primarily driven by the decrease in property expenses as a result of the disposition of multiple properties during 2024, partially offset by acquisitions during the same period. The decrease was partially offset by the increase of $1,052 within the Same Store Portfolio driven primarily by an increase of $692 in operating expenses, $172 in real estate taxes, and $188 in utilities.

Depreciation and amortization: Depreciation and amortization expense decreased by $3,016 to $19,352 for the three months ended March 31, 2025 as compared to $22,368 for the three months ended March 31 2024, primarily due to a net decrease of $2,146 for the Same Store Portfolio and a net decrease of $870 within Acquisitions, Dispositions and Other driven by the full depreciation and amortization of certain assets as a result of the disposition of multiple properties during 2024, partially offset by acquisitions during the same period.

General and administrative: General and administrative expenses increased approximately $759 to $4,123 for the three months ended March 31, 2025 as compared to $3,364 for the three months ended March 31, 2024. The increase is attributable primarily to an increase in compensation and professional fees of $485 and an increase in non-cash compensation of $208.

Interest expense: Interest expense decreased by approximately $2,749 to $6,849 for the three months ended March 31, 2025, as compared to $9,598 for the three months ended March 31, 2024. The schedule below is a comparative analysis of the components of interest expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Changes in accrued interest	$157	$(102)
Amortization of debt related costs	599	438
Total change in accrued interest and amortization of debt related costs	756	336
Cash interest paid	6,127	9,337
Capitalized interest	(34)	(75)
Total interest expense	$6,849	$9,598

Loss in investment of unconsolidated joint ventures: Loss in investment of unconsolidated joint ventures in the amount of $8,048 represents our share of loss related to our investment in unconsolidated joint ventures. There was no loss in investment of unconsolidated joint ventures for the three months ended March 31, 2024.

Gain on sale of real estate: Gain on sale of real estate of $301 for the three months ended March 31, 2025 the sale of a single, 33,688 square foot property located in Memphis, TN for approximately $2,385, recognizing a net gain of $301. For the three months ended March 31, 2024, the Company recognized $8,030 of gain on sale of real estate upon a tenant’s notice to exercise its purchase option and the reclassification of the property to net investment in sales-type lease.

Gain on financing transaction: Gain on financing transaction for the three months ended March 31, 2025 of $14,085 is related to $12,818 of net gain related to adjustments to the fair market value of warrants and $1,527 of net gain related to fair market value adjustments of forward contract, offset by issuance costs of $260 realized upon the issuance of the Series C Preferred Units and warrants. There was no gain on financing transactions for the three months ended March 31, 2024.

Unrealized gain from interest rate swap: Unrealized gain on interest rate swap of $131 for the three months ended March 31, 2025 is related to the mark-to-market adjustment of the de-designated interest rate swaps. There was no unrealized gain from interest rate swap for the three months ended March 31, 2024.

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

NOI

We consider net operating income, to be an appropriate supplemental measure to net income in that it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue and tenant recoveries) less property-level operating expenses. NOI excludes depreciation and amortization, general and administrative expenses, impairments, loss in investment of unconsolidated joint ventures, gain on sale of real estate, interest expense, gain on financing transaction, unrealized gain from interest rate swap, and other non-operating items.

The following is a reconciliation from historical reported net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months
(In thousands)	Ended March 31,
	2025	2024
NOI:
Net income	$7,007	$6,286
General and administrative	4,123	3,364
Depreciation and amortization	19,352	22,368
Interest expense	6,849	9,598
Loss in investment of unconsolidated joint ventures	8,048	—
Gain on sale of real estate	(301)	(8,030)
Gain on financing transaction	(14,085)	—
Unrealized gain from interest rate swap	(131)	—
Management fee revenue and other income	(153)	(38)
NOI	$30,709	$33,548

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income, computed in accordance with GAAP, before interest expense, depreciation and amortization, gain on the sale of real estate, impairments, gain on financing transaction and unrealized gain from interest rate swap. Our proportionate share of EBITDAre for unconsolidated joint ventures is calculated to reflect EBITDAre on the same basis. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net income to EBITDAre for the periods presented:

	For the Three Months
(In thousands)	Ended March 31,
	2025	2024
EBITDAre:
Net income	$7,007	$6,286
Depreciation and amortization	19,352	22,368
Interest expense	6,849	9,598
Gain on sale of real estate	(301)	(8,030)
Gain on financing transaction	(14,085)	—
Proportionate share of EBITDAre from unconsolidated joint ventures	10,283	—
Unrealized gain from interest rate swap	(131)	—
EBITDAre	$28,974	$30,222

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

We calculate Core FFO by adjusting FFO for items such as dividends paid or accrued to holders of our preferred stock and redeemable non-controlling interest, acquisition and transaction related expenses for transactions not completed, gain on financing transaction and unrealized gain from interest rate swap. We believe that Core FFO is a useful supplemental measure in addition to FFO by adjusting for items that are not considered by us to be part of the period-over-period operating performance of our property portfolio, thereby, providing a more meaningful and consistent comparison of our operating and financial performance during the periods presented below. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net income FFO and Core FFO for the periods presented:

	For the Three Months
(In thousands)	Ended March 31,
	2025	2024
FFO:
Net income	$7,007	$6,286
Gain on sale of real estate	(301)	(8,030)
Depreciation and amortization	19,352	22,368
Proportionate share of FFO from unconsolidated joint ventures	9,394	—
FFO	$35,452	$20,624
Redeemable non-controlling interest - Series C Preferred Unit dividends	(1,087)	—
Gain on financing transaction	(14,085)	—
Unrealized gain from interest rate swap	(131)	—
Core FFO	$20,149	$20,624

AFFO

Adjusted funds from operations, or AFFO, is presented in addition to Core FFO. AFFO is defined as Core FFO, excluding certain non-cash operating revenues and expenses, capitalized interest and recurring capitalized expenditures. Recurring capitalized expenditures include expenditures required to maintain and re-tenant our properties, tenant improvements and leasing commissions. AFFO further adjusts Core FFO for certain other non-cash items, including the amortization or accretion of above or below market rents included in revenues, straight line rent adjustments, non-cash equity compensation, non-cash interest expense and adjustments for unconsolidated joint ventures. Our proportionate share of AFFO for unconsolidated joint ventures is calculated to reflect AFFO on the same basis.

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months
(In thousands)	Ended March 31,
	2025	2024
AFFO:
Core FFO	20,149	$20,624
Amortization of debt related costs	599	438
Non-cash interest expense	157	(102)
Stock compensation	1,134	914
Capitalized interest	(34)	(75)
Straight line rent	(208)	(15)
Above/below market lease rents	(292)	(318)
Proportionate share of AFFO from unconsolidated joint ventures	(775)	—
Recurring capital expenditures (1)	(1,817)	(994)
AFFO	$18,913	$20,472

______________

(1)	Excludes non-recurring capital expenditures of $3,903 and $3,000 for the three months ended March 31, 2025 and 2024, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$15,612	$16,614
Net cash used in investing activities	$(67,773)	$(3,739)
Net cash provided by (used in) financing activities	$52,056	$(11,842)

Operating activities: Net cash provided by operating activities for the three months ended March 31, 2025 decreased approximately $1,002 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in depreciation and amortization as a result of the disposition of multiple properties during 2024 and an increase in gain on financing transaction, partially offset by the incremental operating cash flows from acquisitions between Q2 2024 and Q1 2025, a decrease in gain on sale of real estate and increase in loss in investment of unconsolidated joint ventures.

Investing activities: Net cash used in investing activities for the three months ended March 31, 2025 increased approximately $64,034 compared to the three months ended March 31, 2024 primarily due to an increase in acquisitions of real estate properties of $65,692, an increase in capital expenditures of $509, and a decrease in proceeds from net investment in sales-type lease of $21, partially offset by an increase in proceeds from the sale of real estate of $2,188.

Financing activities: Net cash provided by (used in) financing activities for the three months ended March 31, 2025 increased $63,898 compared to the three months ended March 31, 2024. The change was predominantly driven by an increase in net proceeds from the line of credit facility of $64,500, a decrease in repayment of secured debt of $505 and a decrease of $222 in payments from issuance of common stock, partially offset by an increase in dividends and distributions paid of $1,329.

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

As of March 31, 2025, we had available liquidity of approximately $435.4 million, comprised of $19.9 million in cash and cash equivalents and $415.5 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of March 31, 2025

The following is a schedule of our indebtedness as of March 31, 2025 ($ in thousands):

Debt	Outstanding Balance	Interest rate at March 31, 2025	Final Maturity Date
Secured debt:
Allianz Loan	59,784	4.07%	April 10, 2026
Nationwide Loan	14,551	2.97%	October 1, 2027
Lincoln Life Gateway Mortgage	28,800	3.43%	January 1, 2028
Minnesota Life Memphis Industrial Loan(4)	53,483	3.15%	January 1, 2028
Minnesota Life Loan	18,982	3.78%	May 1, 2028
Total secured debt	$175,600
Unamortized debt issuance costs, net	(353)
Unamortized premium/(discount), net	(11)
Secured debt, net	$175,236
Unsecured debt:
$200m KeyBank Term Loan	200,000	2.93%(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.30%(1)(2)	May 2, 2027
$100m KeyBank Term Loan	100,000	2.90%(1)(2)	November 6, 2028
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(2,065)
Unsecured debt, net	$447,935

Borrowings under line of credit:
KeyBank unsecured line of credit	84,500	5.77%(1)	November 6, 2028
Total borrowings under line of credit	$84,500

_______________

(1)	For the month of March 2025, the one-month term SOFR for our unsecured debt was at a weighted average of 4.322% and the one-month term SOFR for our borrowings under line of credit was at a weighted average of 4.323%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)	The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage charges ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of March 31, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

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

As March 31, 2025, the Company has $750,000 available for issuance under the 2024 $750 Million S-3 Filing.

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

For the three months ended March 31, 2025, the Company did not issue any shares of its Common Stock under the 2024 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have an investment in an unconsolidated joint venture with our ownership percentage at 35%. We exercise significant influence over, but do not control, the entity. As a result, we account for this using the equity method of accounting. As of March 31, 2025, the aggregate carrying amount of non-recourse debt including both our and our partners’ share incurred by the joint venture was approximately $176,252 (of which our proportionate share is approximately $61,688).

The table below summarizes the outstanding debt of the joint venture properties as of March 31, 2025 ($ in thousands).

	Venture Ownership %	Stated Interest Rate	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Aegon	35%	4.35%	$ 56,684	$ —	$ 56,252	$ 19,688	8/1/2028
Aegon – B	35%	6.51%	$ 30,000	$ —	$ 30,000	$ 10,500	8/1/2028
Voya	35%	5.60%	$ 90,000	$ —	$ 90,000	$ 31,500	12/1/2029

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

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of March 31, 2025, all our outstanding variable rate debt was fixed with interest rate swaps through maturity with the exception of the balance of $84,500 under the KeyBank unsecured line of credit. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of March 31, 2025, the Company had entered into eight interest rate swap agreements.

The following table details our outstanding interest rate swaps as of March 31, 2025:

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	March 31, 2025
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%	$200,000	$7,827
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%	$100,000	$3,050
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$1,141
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$570
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$569
Wells Fargo Bank, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.750%	$50,000	$(193)
JPMorgan Chase Bank, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(98)
Capital One, N.A. (3)	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(98)

_______________

(1)	Represents the notional value of interest rate swaps effective as of March 31, 2025.
(2)	As of March 31, 2025, the fair value of five of the interest rate swaps were in an asset position of approximately $13.2 million and the remaining three interest rate swaps were in a liability position of approximately $0.4 million.
(3)	These interest rate swaps have been de-designated as a result of the hedge transactions related to these swaps no longer being probable of occurring.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $12,153 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At March 31, 2025, we had $534,500 of outstanding variable rate debt. As of March 31, 2025, all our outstanding variable debt was fixed with interest rate swaps through maturity, with the exception of the balance of $84,500 under the KeyBank unsecured line of credit. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 5.77% during the three months ended March 31, 2025. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the three months ended March 31, 2025, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the three months ended March 31, 2025, our interest expense for the quarter would have increased by approximately $24. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)	None.

(b) None.

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025.

ITEM 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*	The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Redeemable Non-controlling Interest and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

_____________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLYMOUTH INDUSTRIAL REIT, INC.

By: /s/ Jeffrey E. Witherell

Jeffrey E. Witherell,

Chief Executive Officer and
Chairman of the Board of Directors

By: /s/ Anthony Saladino

Anthony Saladino,

President and
Chief Financial Officer

Dated: May 1, 2025