Form 10-Q
period 2025-06-30
Plymouth Industrial REIT, Inc.
filed 2025-08-06
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the Registrant had outstanding 44,553,789 shares of common stock.

Plymouth Industrial REIT, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024	3

	Condensed Consolidated Statements of Changes in Redeemable Non-controlling Interest and Equity for the Three and Six Months Ended June 30, 2025 and 2024	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38

SIGNATURES		40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Real estate properties	$1,685,321	$1,418,305
Less accumulated depreciation	(291,874)	(261,608)
Real estate properties, net	1,393,447	1,156,697

Cash	11,399	17,546
Cash held in escrow	1,821	1,964
Restricted cash	24,255	24,117
Investment in unconsolidated joint ventures	47,107	62,377
Deferred lease intangibles, net	54,509	41,677
Other assets	40,909	42,622
Interest rate swaps	10,295	17,760
Forward contract asset	—	3,658
Total assets	$1,583,742	$1,368,418

Liabilities, Redeemable Non-controlling Interest and Equity
Liabilities:
Secured debt, net	$174,485	$175,980
Unsecured debt, net	448,102	447,741
Borrowings under line of credit	214,200	20,000
Accounts payable, accrued expenses and other liabilities	82,785	83,827
Warrant liability	32,502	45,908
Deferred lease intangibles, net	7,611	5,026
Financing lease liability	2,302	2,297
Interest rate swaps	174	520
Total Liabilities	$962,161	$781,299
Commitments and contingencies (Note 13)

Redeemable non-controlling interest - Series C Preferred Units, 500,000 units authorized, (aggregate liquidation preference of $187,515 and $81,985 at June 30, 2025 and December 31, 2024, respectively)	76,123	1,259

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 44,779,618 and 45,389,186 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	448	454
Additional paid in capital	572,496	604,839
Accumulated deficit	(43,507)	(43,262)
Accumulated other comprehensive income	10,133	17,517
Total stockholders' equity	539,570	579,548
Non-controlling interest	5,888	6,312
Total equity	545,458	585,860
Total liabilities, redeemable non-controlling interest and equity	$1,583,742	$1,368,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Rental revenue	$47,058	$48,649	$92,476	$98,839
Management fee revenue and other income	146	37	299	75
Total revenues	47,204	48,686	92,775	98,914

Operating expenses:
Property	13,735	13,569	28,444	30,211
Depreciation and amortization	19,827	21,347	39,179	43,715
General and administrative	4,871	3,880	8,994	7,244
Total operating expenses	38,433	38,796	76,617	81,170

Other income (expense):
Interest expense	(7,454)	(9,411)	(14,303)	(19,009)
Loss in investment of unconsolidated joint ventures	(7,222)	—	(15,270)	—
Gain on sale of real estate	—	849	301	8,879
Gain on financing transaction	827	—	14,912	—
Unrealized gain from interest rate swap	215	—	346	—
Total other income (expense)	(13,634)	(8,562)	(14,014)	(10,130)
Income (loss) before income tax benefit	(4,863)	1,328	2,144	7,614
Income tax benefit	327	—	327	—
Net income (loss)	(4,536)	1,328	2,471	7,614
Less: Net income (loss) attributable to non-controlling interest	(60)	14	10	82
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	1,619	—	2,706	—
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	$(6,095)	$1,314	$(245)	$7,532
Less: Amount allocated to participating securities	100	94	195	188
Net income (loss) attributable to common stockholders	$(6,195)	$1,220	$(440)	$7,344
Net income (loss) per share attributable to common stockholders - basic	$(0.14)	$0.03	$(0.01)	$0.16
Net income (loss) per share attributable to common stockholders - diluted	$(0.14)	$0.03	$(0.01)	$0.16

Weighted-average common shares outstanding - basic	44,926,680	44,991,220	45,006,217	44,963,908
Weighted-average common shares outstanding - diluted	44,926,680	45,027,503	45,006,217	44,994,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(4,536)	$1,328	$2,471	$7,614

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swaps	(2,862)	(870)	(7,465)	4,817
Other comprehensive income (loss)	(2,862)	(870)	(7,465)	4,817
Comprehensive income (loss)	(7,398)	458	(4,994)	12,431
Less: Net income (loss) attributable to non-controlling interest	(60)	14	10	82
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	1,619	—	2,706	—
Less: Other comprehensive income (loss) attributable to non-controlling interest	(31)	(9)	(81)	52
Comprehensive income (loss) attributable to Plymouth Industrial REIT, Inc.	$(8,926)	$453	$(7,629)	$12,297

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Redeemable non-					Accumulated
	controlling interest	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Other Comprehensive	Stockholders' Equity	Non- controlling	Total Equity
	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)	Interest	(Deficit)
Balance, January 1, 2025	$1,259	45,389,186	$454	$604,839	$(43,262)	$17,517	$579,548	$6,312	$585,860
Net proceeds from common stock	—	—	—	(23)	—	—	(23)	—	(23)
Stock based compensation	—	—	—	1,134	—	—	1,134	—	1,134
Restricted shares issued (forfeited)	—	158,712	2	(2)	—	—	—	—	—
Dividends and distributions	(609)	—	—	(10,964)	—	—	(10,964)	(118)	(11,082)
Other comprehensive income (loss)	—	—	—	—	—	(4,553)	(4,553)	(50)	(4,603)
Reallocation of non-controlling interest	—	—	—	5	—	—	5	(5)	—
Net income	1,087	—	—	—	5,850	—	5,850	70	5,920
Balance, March 31, 2025	$1,737	45,547,898	$456	$594,989	$(37,412)	$12,964	$570,997	$6,209	$577,206
Net proceeds from common stock	—	—	—	(4)	—	—	(4)	—	(4)
Issuance of Series C Preferred Units	73,399	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,328	—	—	1,328	—	1,328
Restricted shares issued (forfeited)	—	37,114	—	—	—	—	—	—	—
Dividends and distributions	(632)	—	—	(10,827)	—	—	(10,827)	(118)	(10,945)
Repurchase and retirement of common stock	—	(805,394)	(8)	(13,102)	—	—	(13,110)	—	(13,110)
Other comprehensive income (loss)	—	—	—	—	—	(2,831)	(2,831)	(31)	(2,862)
Reallocation of non-controlling interest	—	—	—	112	—	—	112	(112)	—
Net income (loss)	1,619	—	—	—	(6,095)	—	(6,095)	(60)	(6,155)
Balance, June 30, 2025	$76,123	44,779,618	$448	$572,496	$(43,507)	$10,133	$539,570	$5,888	$545,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Redeemable non-					Accumulated
	controlling interest	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Other Comprehensive	Stockholders' Equity	Non- controlling	Total Equity
	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)	Interest	(Deficit)
Balance, January 1, 2024	$—	45,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242
Net proceeds from common stock	—	—	—	(245)	—	—	(245)	—	(245)
Stock based compensation	—	—	—	914	—	—	914	—	914
Restricted shares issued (forfeited)	—	131,892	1	(1)	—	—	—	—	—
Dividends and distributions	—	—	—	(10,904)	—	—	(10,904)	(118)	(11,022)
Other comprehensive income (loss)	—	—	—		—	5,626	5,626	61	5,687
Reallocation of non-controlling interest	—	—	—	(51)	—	—	(51)	51	—
Net income	—	—	—	—	6,218	—	6,218	68	6,286
Balance, March 31, 2024	$—	45,382,076	$453	$634,651	$(176,388)	$25,859	$484,575	$5,287	$489,862
Net proceeds from common stock	—	—	—	(65)	—	—	(65)	—	(65)
Stock based compensation	—	—	—	1,111	—	—	1,111	—	1,111
Restricted shares issued (forfeited)	—	14,210	1	(1)	—	—	—	—	—
Dividends and distributions	—	—	—	(10,928)	—	—	(10,928)	(118)	(11,046)
Other comprehensive income (loss)	—	—	—		—	(861)	(861)	(9)	(870)
Reallocation of non-controlling interest	—	—	—	42	—	—	42	(42)	—
Net income	—	—	—	—	1,314	—	1,314	14	1,328
Balance, June 30, 2024	$—	45,396,286	$454	$624,810	$(175,074)	$24,998	$475,188	$5,132	$480,320

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Period Ended June 30,
	2025	2024
Operating activities
Net income	$2,471	$7,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,179	43,715
Straight line rent adjustment	(376)	1,029
Intangible amortization in rental revenue, net	(600)	(611)
Amortization of debt related costs	1,200	876
Gain on financing transaction	(14,912)	—
Stock based compensation	2,462	2,025
Gain on sale of real estate	(301)	(8,879)
Unrealized gain from interest rate swap	(346)	—
Loss in investment of unconsolidated joint ventures	15,270	—
Changes in operating assets and liabilities:
Other assets	1,391	(365)
Deferred leasing costs	(1,745)	(1,802)
Accounts payable, accrued expenses and other liabilities	(4,715)	(7,125)
Net cash provided by operating activities	38,978	36,477

Investing activities
Acquisition of real estate properties	(271,507)	—
Real estate improvements	(10,893)	(9,335)
Proceeds from the sale of real estate	2,188	8,439
Net investment in sales type lease	—	85
Net cash used in investing activities	(280,212)	(811)

Financing activities
Payment from issuance of common stock, net	(27)	(310)
Repurchase and retirement of common stock	(13,110)	—
Repayment of secured debt	(1,609)	(4,130)
Proceeds from line of credit facility	269,200	—
Repayment of line of credit facility	(75,000)	—
Proceeds from financing transaction, net	78,956	—
Debt issuance costs	(27)	—
Dividends and distributions paid	(23,301)	(21,301)
Net cash provided by (used in) financing activities	235,082	(25,741)

Net (decrease) increase in cash, cash held in escrow, and restricted cash	(6,152)	9,925
Cash, cash held in escrow, and restricted cash at beginning of period	43,627	26,204
Cash, cash held in escrow, and restricted cash at end of period	$37,475	$36,129

Supplemental Cash Flow Disclosures:
Cash paid for interest	$12,883	$18,732
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$491	$—

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in accounts payable, accrued expenses and other liabilities	$11,005	$10,975
Distribution payable to non-controlling interest holder	$118	$118
Acquisition of real estate properties included in accounts payable, accrued expenses and other liabilities	$2,496	$—
Financing transaction costs included in accounts payable, accrued expenses and other liabilities	$5,190	$—
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$2,796	$2,037
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$260	$414
Consolidation of net book value of investment in joint venture	$346	$—
Assumption of other assets upon consolidation of investment in joint venture	$22	$—
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$176	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company,” “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of June 30, 2025 and December 31, 2024, the Company owned a 98.9% equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of June 30, 2025, the Company, through its subsidiaries, wholly owned 148 industrial properties comprising 226 buildings with an aggregate of approximately 32.1 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet. The Company also owns a 35% non-controlling equity interest in, and provides management services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets and unconsolidated joint ventures, stock-based compensation, the valuation of the preferred unit forward contract asset, the related valuation of the 79,090 Series C Preferred Units issued on May 28, 2025 which extinguished the forward contract, and its warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the then-current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash held on behalf of the Joint Venture (as defined in Note 4 below) for tenant capital improvements and leasing commissions, and cash held in escrow for real estate tax and insurance premiums, in bank deposit accounts which at times may exceed federally insured limits. As of June 30, 2025, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2025	2024
Cash	$11,399	$17,546
Cash held in escrow	1,821	1,964
Restricted cash	24,255	24,117
Cash, cash held in escrow, and restricted cash	$37,475	$43,627

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $6,560 and $6,533 at June 30, 2025 and December 31, 2024, respectively, and related accumulated amortization amounted to $4,366 and $3,866 at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the Company had classified net unamortized debt issuance costs of $4,665 and $5,342, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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

In accordance with fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting arrangements on a net basis by the counterparty. Credit risk is the risk of failure of the counterparty to perform under the terms of the contract. We minimize the credit risk in our derivative financial instruments by entering into transactions with various high-quality counterparties. Our exposure to credit risk at any point is generally limited to amounts recorded as assets or liabilities on the accompanying condensed consolidated balance sheets.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied to some degree in determining the fair value of our debt, interest rate swaps and performance stock units, as discussed in Notes 6, 7, and 10, respectively, in determining the fair value of the forward contract for preferred units as discussed in Note 9, and in determining the fair value of warrants to purchase partnership units as discussed in Note 12.

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

The following tables summarize the Company’s forward contract asset, warrant liability and interest rate swaps that are accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. On May 28, 2025, the Company fully settled its forward contract upon issuing the remaining 79,090 Series C Preferred Units as discussed in Note 9.

Balance Sheet Line Item	Fair Value as of June 30, 2025	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$10,295	$—	$10,295	$—
Interest rate swaps - Liability	$(174)	$—	$(174)	$—
Warrant liability	$(32,502)	$—	$—	$(32,502)

Balance Sheet Line Item	Fair Value as of December 31, 2024	Level 1	Level 2	Level 3
Forward contract asset	$3,658	$—	$—	$3,658
Interest rate swaps - Asset	$17,760	$—	$17,760	$—
Interest rate swaps - Liability	$(520)	$—	$(520)	$—
Warrant liability	$(45,908)	$—	$—	$(45,908)

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

Our unconsolidated joint ventures are evaluated for impairment when conditions exist that may indicate that the decrease in the carrying amount of our investment has occurred and is other than temporary. Triggering events or impairment indicators for our unconsolidated joint ventures include, recurring operating losses of an investee, absence of an ability to recover the carrying amount of the investee, the ability of an investee to sustain an earnings capacity, a carrying amount that exceeds the fair value of the investment and that decline in fair value is other-than-temporary. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of the investment to its estimated fair value. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.

During the three and six months ended June 30, 2025 and 2024, no other-than-temporary impairment related to our unconsolidated joint ventures were identified.

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

The CODM also uses Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”) to assess the segment’s financial performance and to base decisions on capital allocation. FFO is defined as net income (calculated in accordance with GAAP), excluding: (i) Depreciation and amortization related to real estate, (ii) Gains and losses from the sale of certain real estate assets, (iii) Gains and losses from change in control, and (iv) Impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated joint ventures will be calculated to reflect FFO on the same basis. We calculate Core FFO by adjusting FFO for items such as dividends paid or accrued to holders of our preferred stock and redeemable non-controlling interest, acquisition and transaction related expenses for transactions not completed, gain on financing transaction and unrealized gain from interest rate swap. The Company's measure of segment profit or loss is net income as it is the measure determined in accordance with GAAP.

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

Recent Accounting Announcements

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as employee compensation, depreciation and amortization, and certain other operating expenses, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impacts of ASU 2024-03 on our financial statements.

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Land	$196,626	$181,357
Buildings and improvements	1,341,262	1,114,970
Site improvements	136,851	116,341
Construction in progress	10,582	5,637
	1,685,321	1,418,305
Less: accumulated depreciation	(291,874)	(261,608)
Real estate properties, net	$1,393,447	$1,156,697

Depreciation expense was $15,626 and $16,813 for the three months ended June 30, 2025 and 2024, respectively, and $30,818 and $34,244 for the six months ended June 30, 2025 and 2024.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Acquisition of Properties

The Company made the following acquisitions of properties during the six months ended June 30, 2025:

Location	Date Acquired	Square Feet	Properties	Purchase Price (1)
Cincinnati, OH	February 20, 2025	263,000	1	23,300
Cincinnati, OH	March 13, 2025	240,658	2	17,851
Atlanta, GA	March 13, 2025	297,583	1	23,874 (2)
Atlanta, GA	May 20, 2025	100,420	1	11,700
Cincinnati, OH; Cleveland, OH; Columbus, OH	June 18, 2025	1,951,053	14	193,000
Total		2,852,714	19	$269,725

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

The allocation of the aggregate purchase price in accordance with FASB, ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Six Months Ended June 30, 2025
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$269,725	N/A
Acquisition costs	4,278	N/A
Total	$274,003

Allocation of Purchase Price:
Real Estate Properties
Land	$16,280	N/A
Building	220,732	N/A
Site improvements	20,598	N/A
Total real estate properties	$257,610

Deferred Lease Intangibles
Tenant relationships	$2,279	4.1
Leasing commissions	2,531	4.1
Above market lease value	280	3.1
Below market lease value	(3,456)	3.1
Below market ground lease value	310	56.5
Lease in place value	14,449	3.7
Net deferred lease intangibles	$16,393

Totals	$274,003

All acquisitions completed during the six months ended June 30, 2025 were considered asset acquisitions under ASC 805.

Sale of Real Estate

During the six months ended June 30, 2025, the Company sold a single, 33,688 square foot property located in Memphis, TN for approximately $2,385, recognizing a net gain of $301. During the six months ended June 30, 2024, the Company sold a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849.

4. Investment in Unconsolidated Joint Ventures

Isosceles Joint Venture

On November 13, 2024, the Company entered into a joint venture agreement (“Isosceles Venture Agreement”) to form Isosceles JV, LLC (the “Joint Venture”) with an unrelated third-party partner (the “Investor”). The purpose of the Joint Venture is to acquire,

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

manage and develop industrial properties that meet certain criteria as outlined within the Isosceles Venture Agreement. The Company owns a 35% non-controlling equity interest in the Joint Venture. The Company determined the Joint Venture was not a VIE. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment. The Company does not have a controlling financial interest in the Joint Venture but does exercise significant influence over the Joint Venture. Therefore, the Company accounts for its investment in the Joint Venture as an equity method investment. The Company’s initial investment was funded by a contribution of real estate with a fair value of $356,641. As of June 30, 2025, the carrying amount of the Company’s investment was $44,886.

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

AIP Joint Venture

On November 14, 2024, the Company entered into a joint venture agreement (“AIP Venture Agreement”) to invest in AIP OP, LP (“AIP OP”). AIP Realty USA, Inc. (“AIP”), an unrelated party to the Company, is the general partner and an investor in AIP OP. AIP is a real estate investment trust with a portfolio of light industrial flex facilities. The Company’s $2,221 investment in AIP OP represents an ownership interest of approximately 42%. AIP OP is financed with the equity investments from its members. The Company determined AIP OP is a VIE. The Company is not the party with power to direct the activities most significant to the economic performance of AIP OP and is not the primary beneficiary of AIP. Decision making power is generally held by AIP in its managing role of AIP OP, while the Company has only protective rights. As such, the Company holds a variable interest in the form of an equity interest in AIP OP and will account for its investment in AIP OP as an equity method investment. The Company’s maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to this entity, which is equal to the Company’s equity interest. As of June 30, 2025, the carrying amount of the Company’s investment was $2,221.

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

The Company’s investment allows for conversion from existing A-1 preferred units (the “A-1 Preferred Units”) to A-2 preferred units (the “A-2 Preferred Units”) upon the closing of AIP’s acquisition of AllTrades, Inc. The A-1 Preferred Units and A-2 Preferred Units have the same rights; thus, the conversion would not change the Company’s ownership percentages or provide any additional control or influence over AIP OP. The A-2 Preferred Units would be eligible for conversion to common units in the parent of AIP, upon an initial public offering. As of June 30, 2025, none of the events providing for conversion have occurred. The Company will evaluate the impact of the conversion if and when it occurs.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2025 and 2024, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from leases	$35,560	$37,321	$69,373	$74,212
Straight-line rent adjustments	168	(1,044)	376	(1,029)
Tenant recoveries	11,022	11,759	22,127	24,618
Amortization of above market leases	(130)	(133)	(271)	(269)
Amortization of below market leases	438	426	871	880
Total	$47,058	$48,329	$92,476	$98,412

Tenant recoveries included within rental revenue for the three and six months ended June 30, 2025 and 2024 are variable in nature.

Sales Type Leases

During the six months ended June 30, 2024, a tenant occupying a single-tenant industrial property located in Columbus, Ohio, provided notice of its intention to exercise its option to purchase the property at a fixed price of $21,480. As a result, we reclassified the respective real estate property to net investment in sales-type lease totaling $21,480 in our condensed consolidated balance sheets, effective as of the date of tenant notice, in the following amounts: (i) $19,605 from Real estate properties, (ii) $8,094 from Accumulated depreciation, (iii) $877 from net Deferred lease intangible assets, and (iv) $1,062 from Other assets. Furthermore, we recognized a Gain on sale of real estate of $8,030 related to this transaction.

Earnings from our Net investment in sales-type leases are included in Rental revenue in the condensed consolidated statements of operations and totaled $0 and $320 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $427 for the six months ended June 30, 2025 and 2024, respectively. Prior to this reclassification to Net investment in sales-type lease, earnings from this lease were recognized in Rental revenue in the condensed consolidated statements of operations.

Net investment in sales-type leases are assessed for credit loss allowances. No such allowances were recorded as of June 30, 2025 or December 31, 2024.

As a Lessee

Operating Leases

As of June 30, 2025, we are the lessee under two office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 2.9 to 30.5 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company's condensed consolidated balance sheets include the total operating right-of-use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. Total operating right-of-use assets and lease liabilities were approximately $3,855 and $4,504, respectively, as of June 30, 2025, and $4,205 and $4,943, respectively, as of December 31, 2024. The operating lease liability as of June 30, 2025 represents a weighted-average incremental borrowing rate of 4.0% over the weighted-average remaining lease term of 7.9 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three and six months ended June 30, 2025 and 2024 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense included in general and administrative expense attributable to office leases	$203	$222	$393	$422
Operating lease expense included in property expense attributable to ground sublease	9	9	18	18
Straight-line rent adjustments	28	44	78	87
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$240	$275	$489	$527

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee:

July 1, 2025 – December 31, 2025	$431
2026	876
2027	894
2028	865
2029	849
Thereafter	1,809
Total minimum operating lease payments	$5,724
Less imputed interest	(1,220)
Total operating lease liability	$4,504

Financing Leases

As of June 30, 2025, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset in the amount of $805 and $818 as of June 30, 2025 and December 31, 2024, respectively, within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 30.5 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability in the amount of $2,302 and $2,297 as of June 30, 2025 and December 31, 2024, respectively, represents a weighted-average incremental borrowing rate of 7.8% over the weighted-average remaining lease term, which, as of June 30, 2025, was 30.5 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three and six months ended June 30, 2025 and 2024 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation/amortization of financing lease right-of-use assets	$7	$7	$14	$14
Interest expense for financing lease liability	45	45	90	90
Total financing lease cost	$52	$52	$104	$104

The following table summarizes the maturity analysis of our financing lease:

July 1, 2025 – December 31, 2025	$85
2026	170
2027	170
2028	170
2029	170
Thereafter	6,027
Total minimum financing lease payments	$6,792
Less imputed interest	(4,490)
Total financing lease liability	$2,302

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

6. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of June 30, 2025 and December 31, 2024.

	Outstanding Balance at		Interest rate at
Debt	June 30, 2025	December 31, 2024	June 30, 2025		Final Maturity Date
Secured debt:
Allianz Loan	$59,479	$60,085	4.07%		April 10, 2026
Nationwide Loan	14,470	14,632	2.97%		October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%		January 1, 2028
Minnesota Life Memphis Industrial Loan	53,182	53,782	3.15%		January 1, 2028
Minnesota Life Loan	18,861	19,101	3.78%		May 1, 2028
Total secured debt	$174,792	$176,400
Unamortized debt issuance costs, net	(297)	(408)
Unamortized premium/(discount), net	(10)	(12)
Total secured debt, net	$174,485	$175,980

Unsecured debt:
$200m KeyBank Term Loan	$200,000	$200,000	2.93%	(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	150,000	4.30%	(1)(2)	May 2, 2027
$100m KeyBank Term Loan	100,000	100,000	2.90%	(1)(2)	November 6, 2028
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(1,898)	(2,259)
Total unsecured debt, net	$448,102	$447,741

Borrowings under line of credit:
KeyBank unsecured line of credit	$214,200	$20,000	5.77%	(1)	November 6, 2028
Total borrowings under line of credit	$214,200	$20,000

(1)
For the month of June 2025, the one-month term SOFR for our unsecured debt was at a weighted average of 4.320% and the one-month term SOFR for our borrowings under the line of credit was at a weighted average of 4.316%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)
The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for its secured and unsecured debt and unsecured revolving line of credit as of June 30, 2025.

Fair Value of Debt

The fair value of our debt and borrowings under our revolving line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Indebtedness	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$174,792	$168,156	$176,400	$166,165
Unsecured debt	450,000	450,000	450,000	450,000
Borrowings under revolving line of credit, net	214,200	214,200	20,000	20,000
Total	838,992	$832,356	646,400	$636,165
Unamortized debt issuance cost, net	(2,195)		(2,667)
Unamortized premium/(discount), net	(10)		(12)
Total carrying value	$836,787		$643,721

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the six months ended June 30, 2025 and the year ended December 31, 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table sets forth a summary of our interest rate swaps as of June 30, 2025 and December 31, 2024.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Capital One, N.A.	July 13, 2022	July 1, 2022	Feb. 11, 2027	1.527%	$200,000	$200,000	$6,331	$10,113
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	Aug. 8, 2026	1.504%	$100,000	$100,000	$2,447	$3,962
JPMorgan Chase Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$759	$1,843
Wells Fargo Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$379	$921
Capital One, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$379	$921
Wells Fargo Bank, N.A.(3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.750%	$50,000	$50,000	$(86)	$(258)
JPMorgan Chase Bank, N.A. (3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(44)	$(131)
Capital One, N.A. (3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(44)	$(131)

(1)
Represents the notional value of interest rate swaps effective as of June 30, 2025 and December 31, 2024.
(2)
As of June 30, 2025, the fair value of five of the interest rate swaps were in an asset position of approximately $10.3 million and the remaining three interest rate swaps were in a liability position of approximately $0.2 million. As of December 31, 2024, the fair value of five of the interest rate swaps were in an asset position of approximately $17.8 million and the remaining three interest rate swaps were in a liability position of approximately $0.5 million.
(3)
These interest rate swaps have been de-designated as a result of the hedge transactions related to these swaps no longer being probable of occurring.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $11,672 will be reclassified as a decrease to interest expense.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2025, the Company recorded $105 and $132, related to unrealized gain from ineffective hedges, respectively, of which $215 and $346 is recorded within Unrealized gain from interest rate swap for the three and six months ended June 30, 2025, respectively, and $110 and $214 is recorded within Interest expense for the three and six months ended June 30, 2025, respectively, on the condensed consolidated statements of operations. There were no ineffective hedges for the three and six months ended June 30, 2024.

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2025	2024	2025	2024
Amount of unrealized (loss) gain recognized in AOCI on derivatives	$(2,862)	$(870)	$(7,465)	$4,817
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,665	$3,944	$5,303	$7,902

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Non-designated Hedges

The following table summarizes the Company’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2025 and 2024:

	Net Settlement Recognized in Net Income on Derivatives for the		Net Settlement Recognized in Net Income on Derivatives for the
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2025	2024	2025	2024
Interest rate swaps	$105	$—	$132	$—
Total	$105	$—	$132	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As of June 30, 2025, the fair value of three of the eight interest rate swaps were in a net liability position. As of June 30, 2025, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at their termination value.

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

For the six months ended June 30, 2025 and 2024, the Company did not issue any shares of its common stock under the 2024 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the six months ended June 30, 2025 and the year ended December 31, 2024.

	Cash Dividends Declared per Share	Aggregate Amount
2025
First quarter	$0.2400	$10,964
Second quarter	0.2400	10,827
Total	$0.4800	$21,791

2024
First quarter	$0.2400	$10,904
Second quarter	0.2400	10,928
Third quarter	0.2400	10,927
Fourth quarter	0.2400	10,926
Total	$0.9600	$43,685

Common Stock Repurchase Program

On February 26, 2025, the Company's board of directors (the "Board") authorized a share repurchase program for up to an aggregate amount of $90.0 million of the Company’s outstanding common stock. The program may be suspended or discontinued at the Company's discretion without prior notice.

During the six months ended June 30, 2025, the Company repurchased and retired 805,394 shares of common stock at an average price per share of $16.28. As of June 30, 2025, the remaining approximate value of shares that are available to be purchased under this program was $76.9 million. There were no common stock repurchases during 2024.

9. Non-Controlling Interests

Operating Partnership Units

In connection with prior acquisitions of real estate property, the Company, through its Operating Partnership, had issued Operating Partnership Units (“OP Units”) to the former owners as part of the acquisition consideration. The holders of the OP Units are entitled to receive distributions concurrent with the dividends paid on our common stock. The holders of the OP Units can also elect to tender their respective OP Units for redemption by the Company for cash or, at our election, for shares of our common stock on a 1-to-1 basis. Upon conversion, the Company adjusts the carrying value of non-controlling interest to reflect its modified share of the book value of the Operating Partnership. Such adjustments are recorded to additional paid-in capital as a reallocation of non-controlling interest on the accompanying condensed consolidated statements of changes in redeemable non-controlling interest and equity.

OP Units outstanding as of June 30, 2025 and December 31, 2024 was 490,299.

The following table sets forth the OP Unit distributions that were declared during the six months ended June 30, 2025 and the year ended December 31, 2024.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2025
First quarter	$0.2400	$118
Second quarter	0.2400	118
Total	$0.4800	$236

2024
First quarter	$0.2400	$118
Second quarter	0.2400	118
Third quarter	0.2400	118
Fourth quarter	0.2400	118
Total	$0.9600	$472

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The proportionate share of the net income (loss) attributed to the OP Units was ($60) and $14 for the three months ended June 30, 2025 and 2024, respectively, and $10 and $82 for the six months ended June 30, 2025 and 2024, respectively.

Redeemable Non-controlling Interest - Series C Preferred Units

On August 26, 2024, the Company, through its Operating Partnership, issued 60,910 Non-Convertible Cumulative Series C Preferred Units (“Series C Preferred Units”), at a price of $1,000 per Series C Preferred Unit, for gross proceeds of $60,910, net of $7,280 in investor fees to be paid in four equal installments at closing and each anniversary over the next three years and $4,068 issuance costs, to the Investor pursuant to the Securities Purchase Agreement (“Purchase Agreement”). Bundled with the issuance of 60,910 Series C Preferred Units, the Company, through its Operating Partnership, also issued (i) a forward contract, pursuant to which the Operating Partnership will sell an additional 79,090 Series C Preferred Units at a price of $1,000 per Series C Preferred Unit within 270 days upon execution of the Purchase Agreement, and (ii) warrants that are exercisable into 11,760,000 of OP Units (“Warrants”). For additional detail on the Warrants, refer to Note 12.

On May 28, 2025, the Company, through its Operating Partnership, issued the remaining 79,090 Series C Preferred Units at a price of $1,000 per Series C Preferred Unit, receiving $78,956 in net proceeds. Upon issuance of the 79,090 Series C Preferred Units at an initial fair value at issuance of $73,532, net of issuance costs of $134, the forward contract asset was appreciated to a fair value of $5,424, with the change in fair value recognized in earnings, and subsequently settled concurrent with the issuance of the 79,090 Series C Preferred Units. Additional issuance costs of $133 related to the Series C Preferred Units were accrued as of June 30, 2025. The forward contract asset required the issuance of additional shares of Series C Preferred Units, was therefore indexed to a contingent obligation to redeem our own stock and settle in cash, and therefore was required to be classified as an asset (or liability as the case may be) and recorded at fair value with changes in value recognized in earnings.

The Company has classified the Series C Preferred Units as redeemable non-controlling interests within the mezzanine equity section of the condensed consolidated balance sheets as it includes a redemption feature outside of the control of the Company. Series C Preferred Units outstanding as of June 30, 2025 and December 31, 2024 was 140,000 and 60,910, respectively.

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

Distributions on each Series C Preferred Unit will accrue on the $1,000 stated value of each Series C Preferred Unit as well as on all unpaid distributions that have accrued and accumulated for all prior distribution periods. Unpaid distributions incurred as of the end of the quarter are accreted and accumulated with prior unpaid distributions within redeemable non-controlling interest – Series C Preferred Units on our condensed consolidated balance sheets and as an adjustment to net income within the condensed consolidated statements of operations. Any cash distributions paid are recorded as an adjustment to the carrying value of the redeemable non-controlling interest – Series C Preferred Units on our condensed consolidated balance sheets. As of June 30, 2025, $2,724 of cash and PIK dividends was accrued within Redeemable non-controlling interest – Series C Preferred Units on the condensed consolidated balance sheets.

The following tables sets forth the Series C Preferred Unit distributions that were incurred during the six months ended June 30, 2025 and the third and fourth quarter of 2024. There were no distributions incurred prior to the third quarter of 2024.

	Cash Dividends per Unit	Aggregate Amount in Dollars
2025
First quarter	$10.23	$623
Second quarter	$6.63	928
Total		$1,551

2024
Third quarter	$4.00	$243
Fourth quarter	$10.14	618
Total		$861

	PIK Dividends per Unit	Aggregate Amount in Dollars
2025
First quarter	$7.47	$455
Second quarter	$4.94	691
Total		$1,146

2024
Third quarter	$3.00	$183
Fourth quarter	$7.54	459
Total		$642

Fair Market Value of Forward Contract Asset

The forward contract asset represented the fair market value of the Company’s obligation to sell the remaining 79,090 Series C Preferred Units within 270 days upon the execution of the Purchase Agreement. The fair value of the forward contract asset was re-measured at each financial reporting period with any changes in fair value recognized in the accompanying condensed consolidated statements of operations as a Gain on financing transaction. On May 28, 2025, the Company fully settled its forward contract upon issuing the remaining 79,090 Series C Preferred Units.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

A roll-forward of the forward contract asset is as follows:

Balance at December 31, 2024	$3,658
Unrealized gain	1,766
Balance at May 28, 2025 (settlement date)	5,424
Settlement of forward contract	(5,424)
Balance at June 30, 2025	$—

The fair value of the forward contract asset was determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The fair value of the forward contract asset at May 28, 2025 was $5,424. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 4.08%. The fair value of the forward contract asset at December, 31 2024 was $3,658. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 3.35%.

10. Incentive Award Plan

Restricted Stock

The following table is a summary of the total restricted shares granted, forfeited and vested for the six months ended June 30, 2025 and year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2023	370,843	$21.81
Granted	146,102	$21.85
Forfeited	(7,100)	$22.66
Vested	(140,170)	$20.97
Unvested restricted stock at December 31, 2024	369,675	$22.13
Granted	199,326	$16.69
Forfeited	(3,500)	$19.40
Vested	(147,672)	$21.62
Unvested restricted stock at June 30, 2025	417,829	$19.74

The Company recorded equity-based compensation expense related to restricted stock in the amount of $856 and $822 for the three months ended June 30, 2025 and 2024, respectively, and $1,675 and $1,584 for six months ended June 30, 2025 and 2024, respectively which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at June 30, 2025 was approximately $6,932 and is expected to be recognized over a weighted average period of approximately 2.9 years. The fair value of the 199,326 restricted shares granted during the six months ended June 30, 2025 was approximately $3,327 with a weighted average fair value of $16.69 per share.

Performance Stock Units

On April 24, 2025, the compensation committee of the Board approved, and the Company granted, 194,712 Performance Stock Units (“PSUs”) under the 2014 Incentive Award Plan to certain executive officers and key employees of the Company. The 194,712 PSUs granted April 24, 2025 ("2025 PSUs") are subject to performance-based criteria including the Company’s total shareholder return (50%) and total shareholder return compared to the MSCI US REIT Index (50%) over a three-year performance period. Upon conclusion of the performance period of the 2025 PSUs, the final number of the PSUs vested will range between zero to a maximum of 389,424 PSUs. All vested PSUs will convert into shares of common stock on a 1-to-1 basis. Equity-based compensation expense is charged to earnings ratably from the grant date through the end of the performance period.

The fair value of the 2025 PSUs of $2,274 was determined using a lattice-binomial option-pricing model based on a Monte Carlo simulation applying Level 3 inputs as described in Note 2. The significant inputs into the model were: grant date of April 24, 2025, volatility of 29.0%, an expected annual dividend of 5.1%, and an annual risk-free interest rate of 3.86%.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table summarizes activity related to the Company’s unvested PSUs during the six months ended June 30, 2025 and year ended December 31, 2024.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2023	51,410	$30.15
Granted	85,983	$20.44
Vested	—	$—
Forfeited	—	$—
Balance at December 31, 2024	137,393	$24.07
Granted	194,712	$11.68
Vested	—	$—
Forfeited	—	$—
Balance at June 30, 2025	332,105	$16.81

The Company recorded equity-based compensation expense related to the Company's PSUs in the amount of $472 and $289 for the three months ended June 30, 2025 and 2024, respectively and $787 and $441 for the six months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at June 30, 2025 was approximately $3,395 and is expected to be recognized over a weighted-average period of approximately 2.2 years.

11. Earnings per Share

Net Income (Loss) Attributable to Common Stockholders

Basic and diluted earnings per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$(4,536)	$1,328	$2,471	$7,614
Less: Net income (loss) attributable to non-controlling interest	(60)	14	10	82
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	1,619	—	2,706	—
Net income (loss) attributable to Plymouth Industrial REIT, Inc.	(6,095)	1,314	(245)	7,532
Less: Amount allocated to participating securities	100	94	195	188
Net income (loss) attributable to common stockholders	$(6,195)	$1,220	$(440)	$7,344
Denominator
Weighted-average common shares outstanding — basic	44,926,680	44,991,220	45,006,217	44,963,908
Add: Effect of dilutive securities(1)	—	36,283	—	30,152
Weighted-average common shares outstanding — diluted	44,926,680	45,027,503	45,006,217	44,994,060
Net income (loss) per share — basic and diluted
Net income (loss) per share attributable to common stockholders — basic	$(0.14)	$0.03	$(0.01)	$0.16
Net income (loss) per share attributable to common stockholders — diluted	$(0.14)	$0.03	$(0.01)	$0.16

(1)
During the three and six months ended June 30, 2025, all unvested restricted shares of common stock were deemed to be anti-dilutive due to the net loss attributable to common stockholders. During the three and six months ended June 30, 2024, there were approximately 156 and 32,144, respectively, of unvested restricted shares of common stock on a weighted average basis that were not included in the computation of diluted earnings per share as including these shares would be anti-dilutive. All warrants were out of the money and were also excluded from the computation of diluted earnings per share as they were deemed to be anti-dilutive.

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

12. Warrant Liability

On August 26, 2024, the Company and the Operating Partnership entered into the Purchase Agreement with the Investor, as discussed in Note 9. Pursuant to the Purchase Agreement, the Operating Partnership agreed to issue and sell to the Investor Warrants to purchase, in the aggregate, up to 11,760,000 OP Units.

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
•
Cash dividends and distributions
•
Tender or exchange offers made by the Company or any of its subsidiaries for shares of Common Stock
•
Degressive issuances

In accordance with the adjustment provisions outlined within the Warrant Agreement, the associated strike price and amount of each tranche of Warrants were adjusted to the following at June 30, 2025:

•
The first tranche is for 4,652,347 OP Units with an adjusted strike price of $23.93 per unit,
•
The second tranche is for 3,101,565 OP Units with an adjusted strike price of $24.88 per unit, and
•
The third tranche is for 4,652,347 OP Units with an adjusted strike price of $25.83 per unit.

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

Fair Market Value of Warrants

The fair value of the Warrants is re-measured at each financial reporting period with any changes in fair value recognized as an unrealized loss/gain of Warrants in the accompanying condensed consolidated statements of operations, included within Gain on financing transaction. The Warrants are not included in the computation of diluted net income per share as they are anti-dilutive for the three and six months ended June 30, 2025. There were no Warrants outstanding during the three and six months ended June 30, 2024.

A roll-forward of the warrant liability is as follows:

Balance at December 31, 2024	$45,908
Unrealized (gain) loss	(13,406)
Balance at June 30, 2025	$32,502

The Warrants in the amount of $32,502 at June 30, 2025 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $25.25, $26.25 and $27.25, respective to each tranche, volatility of 28.0%, an expected dividend yield of 4.7%, a variable term of 4.2 or 6.2 years and an annual risk-free interest rate of 3.7%. The Warrants in the amount of $45,908 at December 31, 2024 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The significant inputs into the model were: exercise price of $25.25, $26.25 and $27.25, respective to each tranche, volatility of 28.0%, an expected dividend yield of 4.6%, a variable term of 4.7 or 6.7 years and an annual risk-free interest rate of 4.4%.

13. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with the Company’s Chief Executive Officer, Managing Director, Chief Financial Officer, and Executive Vice President Asset Management. As approved by the compensation committee of the Board, the agreements provide for base salaries ranging from $360 to $650 annually with discretionary and performance-based cash and stock awards. The agreements contain provisions for equity awards, general benefits, and termination and severance provisions, consistent with similar positions and companies.

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

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 3, 2025, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2024 and 2023 contained therein, which is accessible on the SEC’s website at www.sec.gov.

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

As of June 30, 2025, the Company, through its subsidiaries, wholly owned 148 industrial properties comprising 226 buildings with an aggregate of approximately 32.1 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet. We also own a 35% non-controlling equity interest in, and provide management services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

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

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of June 30, 2025, the Company’s portfolio was approximately 94.6% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations & Leasing Activity

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from July 1, 2025 to December 31, 2027, an aggregate of 46.9% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to increase certain rents under below market leases to then-current rental rates.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the six months ended June 30, 2025.

Six Months Ended June 30, 2025	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Renewals	2,700,379	69.4%	$4.66	$5.23	12.2%	$0.18	$0.18
New leases	1,190,645	30.6%	$4.69	$4.89	4.3%	$0.29	$0.30
Total/weighted average	3,891,024	100.0%	$4.67	$5.12	9.6%	$0.21	$0.22

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2024 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2024 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies.

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

For the three and six months ended June 30, 2025 and 2024, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repositioning during the period from January 1, 2024 through June 30, 2025.

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended June 30, 2025 and 2024:

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Revenue:
Rental revenue	$39,801	$38,219	$1,582	4.1%	$7,257	$10,430	$(3,173)	(30.4%)	$47,058	$48,649	$(1,591)	(3.3%)
Management fee revenue and other income	—	—	—	—	146	37	109	294.6%	146	37	109	294.6%
Total revenues	39,801	38,219	1,582	4.1%	7,403	10,467	(3,064)	(29.3%)	47,204	48,686	(1,482)	(3.0%)

Property expenses	11,570	11,306	264	2.3%	2,165	2,263	(98)	(4.3%)	13,735	13,569	166	1.2%
Depreciation and amortization									19,827	21,347	(1,520)	(7.1%)
General and administrative									4,871	3,880	991	25.5%
Total operating expenses									38,433	38,796	(363)	(0.9%)

Other income (expense):
Interest expense									(7,454)	(9,411)	1,957	(20.8%)
Loss in investment of unconsolidated joint ventures									(7,222)	—	(7,222)	(100.0%)
Gain on sale of real estate									—	849	(849)	(100.0%)
Gain on financing transaction									827	—	827	100.0%
Unrealized gain from interest rate swap									215	—	215	100.0%
Total other income (expense)									(13,634)	(8,562)	(5,072)	59.2%
Income tax benefit									327	—	327	100.0%
Net income (loss)									$(4,536)	$1,328	$(5,864)	(441.6%)

Rental revenue: Rental revenue decreased by $1,591 to $47,058 for the three months ended June 30, 2025 as compared to $48,649 for the three months ended June 30, 2024. This was primarily related to a net decrease of $3,173 within Acquisitions, Dispositions and Other primarily as a result of the contribution of the Chicago properties into the Joint Venture and disposition of multiple properties during 2024, partially offset by property acquisitions during the same period. The decrease was partially offset by a net increase of $1,582 within the Same Store Portfolio primarily due to an increase in rent income of $924 due to leasing activities, an increase in non-cash rent adjustments of $668, partially offset by $10 in tenant recoveries.

Property expenses: Property expenses increased $166 for the three months ended June 30, 2025 to $13,735 as compared to $13,569 for the three months ended June 30, 2024. This was primarily due to a decrease of $98 within Acquisitions, Dispositions and Other primarily driven by the decrease in property expenses as a result of the contribution of the Chicago properties into the Joint Venture and disposition of multiple properties during 2024, partially offset by acquisitions during the same period. The decrease was partially offset by the increase of $264 within the Same Store Portfolio driven primarily by an increase of $350 in real estate taxes, partially offset by a decrease of $86 in operating expenses and utilities.

Depreciation and amortization: Depreciation and amortization expense decreased by $1,520 to $19,827 for the three months ended June 30, 2025 as compared to $21,347 for the three months ended June 30, 2024, primarily due to a net decrease of $1,391 for the Same Store Portfolio and a net decrease of $129 within Acquisitions, Dispositions and Other driven by the full depreciation and amortization of certain assets and as a result of the contribution of the Chicago properties into the Joint Venture and disposition of multiple properties during 2024, partially offset by acquisitions during the same period.

General and administrative: General and administrative expenses increased approximately $991 to $4,871 for the three months ended June 30, 2025 as compared to $3,880 for the three months ended June 30, 2024. The increase is attributable primarily to an increase in professional fees of $718 and an increase in non-cash compensation of $219.

Interest expense: Interest expense decreased by approximately $1,957 to $7,454 for the three months ended June 30, 2025, as compared to $9,411 for the three months ended June 30, 2024. The schedule below is a comparative analysis of the components of interest expense for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024
Changes in accrued interest	$154	$(316)
Amortization of debt related costs	601	438
Total change in accrued interest and amortization of debt related costs	755	122
Cash interest paid	6,756	9,395
Capitalized interest	(57)	(106)
Total interest expense	$7,454	$9,411

Loss in investment of unconsolidated joint ventures: Loss in investment of unconsolidated joint ventures in the amount of $7,222 represents our share of loss related to our investment in unconsolidated joint ventures for the three months ended June 30, 2025. There was no loss in investment of unconsolidated joint ventures for the three months ended June 30, 2024.

Gain on sale of real estate: No sales of real estate occurred during the three months ended June 30, 2025. For the three months ended June 30, 2024, the Company recognized $849 related to the sale of a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150.

Gain on financing transaction: Gain on financing transaction for the three months ended June 30, 2025 of $827 is related to $588 of net gain related to adjustments to the fair market value of warrants and $239 of net gain related to fair market value adjustments of forward contract. There was no gain on financing transactions for the three months ended June 30, 2024.

Unrealized gain from interest rate swap: Unrealized gain from interest rate swap of $215 for the three months ended June 30, 2025 is related to the mark-to-market adjustment of the de-designated interest rate swaps. There was no unrealized gain from interest rate swap for the three months ended June 30, 2024.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the six months ended June 30, 2025 and 2024:

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Six Months Ended June 30,		Change		Six Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Revenue:
Rental revenue	$79,420	$76,831	$2,589	3.4%	$13,056	$22,008	$(8,952)	(40.7%)	$92,476	$98,839	$(6,363)	(6.4%)
Management fee revenue and other income	—	—	—	—	299	75	224	298.7%	299	75	224	298.7%
Total revenues	79,420	76,831	2,589	3.4%	13,355	22,083	(8,728)	(39.5%)	92,775	98,914	(6,139)	(6.2%)

Property expenses	24,046	22,732	1,314	5.8%	4,398	7,480	(3,082)	(41.2%)	28,444	30,211	(1,767)	(5.8%)
Depreciation and amortization									39,179	43,715	(4,536)	(10.4%)
General and administrative									8,994	7,244	1,750	24.2%
Total operating expenses									76,617	81,170	(4,553)	(5.6%)

Other income (expense):
Interest expense									(14,303)	(19,009)	4,706	(24.8%)
Loss in investment of unconsolidated joint ventures									(15,270)	—	(15,270)	(100.0%)
Gain on sale of real estate									301	8,879	(8,578)	(96.6%)
Gain on financing transaction									14,912	—	14,912	100.0%
Unrealized gain from interest rate swap									346	—	346	100.0%
Total other income (expense)									(14,014)	(10,130)	(3,884)	38.3%
Income tax benefit									327	—	327	100.0%
Net income (loss)									$2,471	$7,614	$(5,143)	(67.5%)

Rental revenue: Rental revenue decreased by $6,363 to $92,476 for the six months ended June 30, 2025 as compared to $98,839 for the six months ended June 30, 2024. This was primarily related to a net decrease of $8,952 within Acquisitions, Dispositions and Other primarily as a result of the contribution of the Chicago properties into the Joint Venture and disposition of multiple properties during 2024, partially offset by property acquisitions during the same period. The decrease was partially offset by a net increase of $2,589 within the Same Store Portfolio primarily due to an increase in rent income of $2,086 due to leasing activities, an increase of $54 in tenant recoveries and an increase in non-cash rent adjustments of $449.

Property expenses: Property expenses decreased $1,767 for the six months ended June 30, 2025 to $28,444 as compared to $30,211 for the six months ended June 30, 2024. This was primarily due to a decrease of $3,082 within Acquisitions, Dispositions and Other primarily driven by the decrease in property expenses as a result of the contribution of the Chicago properties into the Joint Venture and the disposition of multiple properties during 2024, partially offset by acquisitions during the same period. The decrease was partially offset by the increase of $1,314 within the Same Store Portfolio driven primarily by an increase of $512 in operating expenses, $522 in real estate taxes, and $280 in utilities.

Depreciation and amortization: Depreciation and amortization expense decreased by $4,536 to $39,179 for the six months ended June 30, 2025 as compared to $43,715 for the six months ended June 30, 2024, primarily due to a net decrease of $3,538 for the Same Store Portfolio and a net decrease of $998 within Acquisitions, Dispositions and Other driven by the full depreciation and amortization of certain assets and as a result of the contribution of the Chicago properties into the Joint Venture and the disposition of multiple properties during 2024, partially offset by acquisitions during the same period.

General and administrative: General and administrative expenses increased approximately $1,750 to $8,994 for the six months ended June 30, 2025 as compared to $7,244 for the six months ended June 30, 2024. The increase is attributable primarily to an increase in professional fees of $1,072 and an increase in non-cash compensation of $426.

Interest expense: Interest expense decreased by approximately $4,706 to $14,303 for the six months ended June 30, 2025, as compared to $19,009 for the six months ended June 30, 2024. The schedule below is a comparative analysis of the components of interest expense for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Changes in accrued interest	$311	$(418)
Amortization of debt related costs	1,200	876
Total change in accrued interest and amortization of debt related costs	1,511	458
Cash interest paid	12,883	18,732
Capitalized interest	(91)	(181)
Total interest expense	$14,303	$19,009

Loss in investment of unconsolidated joint ventures: Loss in investment of unconsolidated joint ventures in the amount of $15,270 represents our share of loss related to our investment in unconsolidated joint ventures for the six months ended June 30, 2025. There was no loss in investment of unconsolidated joint ventures for the six months ended June 30, 2024.

Gain on sale of real estate: Gain on sale of real estate of $301 for the six months ended June 30, 2025 is related to the sale of a single, 33,688 square foot property located in Memphis, TN for approximately $2,385, recognizing a net gain of $301. For the six months ended June 30, 2024, the Company recognized $8,879 gain upon a tenant’s notice to exercise its purchase option and the reclassification of the property to net investment in sales-type lease, recognizing a net gain of $8,030, and from the sale of a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849 for the six months ended June 30, 2024.

Gain on financing transaction: Gain on financing transaction for the six months ended June 30, 2025 of $14,912 is related to $13,406 of net gain related to adjustments to the fair market value of warrants and $1,766 of net gain related to fair market value adjustments of forward contract, offset by issuance costs of $260 realized upon the issuance of the Series C Preferred Units and warrants. There was no gain on financing transactions for the six months ended June 30, 2024.

Unrealized gain from interest rate swap: Unrealized gain from interest rate swap of $346 for the six months ended June 30, 2025 is related to the mark-to-market adjustment of the de-designated interest rate swaps. There was no unrealized gain from interest rate swap for the six months ended June 30, 2024.

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

NOI

We consider net operating income, to be an appropriate supplemental measure to net income in that it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue and tenant recoveries) less property-level operating expenses. NOI excludes depreciation and amortization, income tax benefit, general and administrative expenses, impairments, loss in investment of unconsolidated joint ventures, gain on sale of real estate, interest expense, gain on financing transaction, unrealized gain from interest rate swap, and other non-operating items.

The following is a reconciliation from historical reported net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
NOI:
Net income (loss)	$(4,536)	$1,328	$2,471	$7,614
Income tax benefit	(327)	—	(327)	—
General and administrative	4,871	3,880	8,994	7,244
Depreciation and amortization	19,827	21,347	39,179	43,715
Interest expense	7,454	9,411	14,303	19,009
Loss in investment of unconsolidated joint ventures	7,222	—	15,270	—
Gain on sale of real estate	—	(849)	(301)	(8,879)
Gain on financing transaction	(827)	—	(14,912)	—
Unrealized gain from interest rate swap	(215)	—	(346)	—
Management fee revenue and other income	(146)	(37)	(299)	(75)
NOI	$33,323	$35,080	$64,032	$68,628

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net income (loss), computed in accordance with GAAP, before interest expense, income tax benefit, depreciation and amortization, gain on the sale of real estate, impairments, gain on financing transaction and unrealized gain from interest rate swap. Our proportionate share of EBITDAre for unconsolidated joint ventures is calculated to reflect EBITDAre on the same basis. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net income (loss) to EBITDAre for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
EBITDAre:
Net income (loss)	$(4,536)	$1,328	$2,471	$7,614
Income tax benefit	(327)	—	(327)	—
Depreciation and amortization	19,827	21,347	39,179	43,715
Interest expense	7,454	9,411	14,303	19,009
Gain on sale of real estate	—	(849)	(301)	(8,879)
Gain on financing transaction	(827)	—	(14,912)	—
Proportionate share of EBITDAre from unconsolidated joint ventures	9,441	—	19,724	—
Unrealized gain from interest rate swap	(215)	—	(346)	—
EBITDAre	$30,817	$31,237	$59,791	$61,459

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

We calculate Core FFO by adjusting FFO for items such as dividends paid or accrued to holders of our preferred stock and redeemable non-controlling interest, acquisition and transaction related expenses for transactions not completed, income tax benefit, gain on financing transaction, and unrealized gain from interest rate swap. We believe that Core FFO is a useful supplemental measure in addition to FFO by adjusting for items that are not considered by us to be part of the period-over-period operating performance of our property portfolio, thereby, providing a more meaningful and consistent comparison of our operating and financial performance during the periods presented below. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net income (loss) to FFO and Core FFO for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
FFO:
Net income (loss)	$(4,536)	$1,328	$2,471	$7,614
Gain on sale of real estate	—	(849)	(301)	(8,879)
Depreciation and amortization	19,827	21,347	39,179	43,715
Proportionate share of FFO from unconsolidated joint ventures	8,556	—	17,950	—
FFO:	$23,847	$21,826	$59,299	$42,450
Redeemable non-controlling - Series C Preferred Unit dividends	(1,619)	—	(2,706)	—
Income tax benefit	(327)	—	(327)	—
Gain on financing transaction	(827)	—	(14,912)	—
Unrealized gain from interest rate swap	(215)	—	(346)	—
Core FFO	$20,859	$21,826	$41,008	$42,450

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
AFFO:
Core FFO	$20,859	$21,826	$41,008	$42,450
Amortization of debt related costs	601	438	1,200	876
Non-cash interest expense	154	(316)	311	(418)
Stock compensation	1,328	1,111	2,462	2,025
Capitalized interest	(57)	(106)	(91)	(181)
Straight line rent	(168)	1,044	(376)	1,029
Above/below market lease rents	(308)	(293)	(600)	(611)
Proportionate share of AFFO from unconsolidated joint ventures	(782)	—	(1,557)	—
Recurring capital expenditures (1)	(1,686)	(1,407)	(3,503)	(2,401)
AFFO:	$19,941	$22,297	$38,854	$42,769

(1)
Excludes non-recurring capital expenditures of $6,093 and $5,753 for the three months ended June 30, 2025 and 2024, respectively, and $9,996 and $8,753 for the six months ended June 30, 2025 and 2024, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$38,978	$36,477
Net cash used in investing activities	$(280,212)	$(811)
Net cash provided by (used in) financing activities	$235,082	$(25,741)

Operating activities: Net cash provided by operating activities for the six months ended June 30, 2025 increased approximately $2,501 compared to the six months ended June 30, 2024. The increase was primarily attributable to a decrease in depreciation and amortization as a result of the contribution of the Chicago properties to the Joint Venture and the disposition of multiple properties during 2024 and an increase in gain on financing transaction, partially offset by the incremental operating cash flows from acquisitions between Q3 2024 and Q2 2025, a decrease in gain on sale of real estate and increase in loss in investment of unconsolidated joint ventures.

Investing activities: Net cash used in investing activities for the six months ended June 30, 2025 increased approximately $279,401 compared to the six months ended June 30, 2024 primarily due to an increase in acquisitions of real estate properties of $271,507, an increase in capital expenditures of $1,558, a decrease in proceeds from the sale of real estate of $6,251 and a decrease in proceeds from net investment in sales-type lease of $85.

Financing activities: Net cash provided by (used in) financing activities for the six months ended June 30, 2025 increased $260,823 compared to the six months ended June 30, 2024. The change was predominantly driven by an increase in net proceeds from the line of credit facility of $269,200, an increase in proceeds from financing transaction of $78,956, a decrease in repayment of secured debt of $2,521 and a decrease of $283 in payments from issuance of common stock, partially offset by an increase in repayment of the line of credit facility of $75,000, an increase of $13,110 to repurchase of common stock, an increase in dividends and distributions paid of $2,000 and an increase in debt issuance costs of $27.

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

As of June 30, 2025, we had available liquidity of approximately $299.0 million, comprised of $13.2 million in cash and cash equivalents and $285.8 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of June 30, 2025

The following is a schedule of our indebtedness as of June 30, 2025 ($ in thousands):

Debt	Outstanding Balance	Interest rate at June 30, 2025		Final Maturity Date
Secured debt:
Allianz Loan	$59,479	4.07%		April 10, 2026
Nationwide Loan	14,470	2.97%		October 1, 2027
Lincoln Life Gateway Mortgage	28,800	3.43%		January 1, 2028
Minnesota Life Memphis Industrial Loan	53,182	3.15%		January 1, 2028
Minnesota Life Loan	18,861	3.78%		May 1, 2028
Total secured debt	$174,792
Unamortized debt issuance costs, net	(297)
Unamortized premium/(discount), net	(10)
Secured debt, net	$174,485
Unsecured debt:
$200m KeyBank Term Loan	$200,000	2.93%	(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.30%	(1)(2)	May 2, 2027
$100m KeyBank Term Loan	100,000	2.90%	(1)(2)	November 6, 2028
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(1,898)
Unsecured debt, net	$448,102

Borrowings under line of credit:
KeyBank unsecured line of credit	$214,200	5.77%	(1)	November 6, 2028
Total borrowings under line of credit	$214,200

(1)
For the month of June 2025, the one-month term SOFR for our unsecured debt was at a weighted average of 4.320% and the one-month term SOFR for our borrowings under the line of credit was at a weighted average of 4.316%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)
The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of June 30, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

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

As of June 30, 2025, the Company has $750,000 available for issuance under the 2024 $750 Million S-3 Filing.

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

For the six months ended June 30, 2025, the Company did not issue any shares of its Common Stock under the 2024 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have an investment in an unconsolidated joint venture with our ownership percentage at 35%. We exercise significant influence over, but do not control, the entity. As a result, we account for this investment using the equity method of accounting. As of June 30, 2025, the aggregate carrying amount of non-recourse debt including both our and our partners’ share incurred by the joint venture was approximately $174,205 (of which our proportionate share is approximately $60,972).

The table below summarizes the outstanding debt of the joint venture properties as of June 30, 2025 ($ in thousands).

	Venture Ownership %	Stated Interest Rate	Principal Amount	Above Market Assumed Debt, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Aegon	35%	4.35%	$55,923	$(1,718)	$54,205	$18,972	8/1/2028
Aegon – B	35%	6.51%	$30,000	$—	$30,000	$10,500	8/1/2028
Voya	35%	5.60%	$90,000	$—	$90,000	$31,500	12/1/2029

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

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized on the condensed consolidated balance sheets at fair value. As of June 30, 2025, all of our outstanding variable rate debt was fixed with interest rate swaps through maturity with the exception of the balance of $214,200 under the KeyBank unsecured line of credit. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of June 30, 2025, the Company had entered into eight interest rate swap agreements.

The following table details our outstanding interest rate swaps as of June 30, 2025:

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	June 30, 2025
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%	$200,000	$6,331
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%	$100,000	$2,447
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$759
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$379
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$379
Wells Fargo Bank, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.750%	$50,000	$(86)
JPMorgan Chase Bank, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(44)
Capital One, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(44)

(1)
Represents the notional value of interest rate swaps effective as of June 30, 2025.
(2)
As of June 30, 2025, the fair value of five of the interest rate swaps were in an asset position of approximately $10.3 million and the remaining three interest rate swaps were in a liability position of approximately $0.2 million.
(3)
These interest rate swaps have been de-designated as a result of the hedge transactions related to these swaps no longer being probable of occurring.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $11,672 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At June 30, 2025, we had $664,200 of outstanding variable rate debt. As of June 30, 2025, all of our outstanding variable debt was fixed with interest rate swaps through maturity, with the exception of the balance of $214,200 under the KeyBank unsecured line of credit. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 5.77% during the six months ended June 30, 2025. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the six months ended June 30, 2025, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the six months ended June 30, 2025, our interest expense for the quarter would have increased by approximately $57. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Purchases of equity securities by the issuer:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
February 26, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	—	—	—	—
April 1, 2025 - April 30, 2025	—	—	—	—
May 1, 2025 - May 31, 2025	314,382	16.01	314,382	84,965,875
June 1, 2025 - June 30, 2025	491,012	16.45	805,394	76,890,083
Total for the three months ended June 30, 2025	805,394	$16.28	805,394
Total for the six months ended June 30, 2025	805,394	$16.28	805,394

(1)
On February 26, 2025, the Board authorized a share repurchase program for up to an aggregate amount of $90.0 million of the Company’s outstanding common stock in the open market, through privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The program may be suspended or discontinued at the Company's discretion without prior notice.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a) None.

(b) None.

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

ITEM 6. Exhibits

4.1

Plymouth Industrial REIT, Inc. and Plymouth Industrial OP, LP Fourth Amended and Restated 2014 Incentive Award Plan  (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-288644), dated July 11, 2025)

10.1† +

Contract of Sale and Purchase, dated as of May 29, 2025, by and between Plymouth Industrial REIT, Inc. and OH I&L LL, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 3, 2025)

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

101*

The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Redeemable Non-controlling Interest and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith

** Furnished herewith

† Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6).

+ Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.

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
Dated: August 6, 2025