Form 10-Q
period 2025-09-30
Plymouth Industrial REIT, Inc.
filed 2025-11-10
CIK 1515816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the Registrant had outstanding 44,551,164 shares of common stock.

Plymouth Industrial REIT, Inc.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Condensed Consolidated Statements of Changes in Redeemable Non-controlling Interest and Equity for the Three and Nine Months Ended September 30, 2025 and 2024	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	6

	Notes to Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	42

ITEM 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION	43

SIGNATURES		47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Real estate properties	$1,691,214	$1,418,305
Less accumulated depreciation	(309,357)	(261,608)
Real estate properties, net	1,381,857	1,156,697

Cash	15,824	17,546
Cash held in escrow	1,990	1,964
Restricted cash	24,158	24,117
Investment in unconsolidated joint ventures	39,696	62,377
Deferred lease intangibles, net	52,570	41,677
Other assets	46,204	42,622
Interest rate swaps	8,178	17,760
Forward contract asset	—	3,658
Total assets	$1,570,477	$1,368,418

Liabilities, Redeemable Non-controlling Interest and Equity
Liabilities:
Secured debt, net	$173,727	$175,980
Unsecured debt, net	448,297	447,741
Borrowings under line of credit	221,900	20,000
Accounts payable, accrued expenses and other liabilities	90,472	83,827
Warrant liability	62,069	45,908
Embedded derivative liability - Series C Preferred Units	11,793	—
Deferred lease intangibles, net	6,884	5,026
Financing lease liability	2,305	2,297
Interest rate swaps	55	520
Total liabilities	$1,017,502	$781,299
Commitments and contingencies (Note 13)

Redeemable non-controlling interest - Series C Preferred Units, 500,000 units authorized, (aggregate liquidation preference of $186,587 and $81,985 at September 30, 2025 and December 31, 2024, respectively)	77,694	1,259

Equity:
Common stock, $0.01 par value: 900,000,000 shares authorized; 44,551,164 and 45,389,186 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	446	454
Additional paid in capital	559,446	604,839
Accumulated deficit	(97,870)	(43,262)
Accumulated other comprehensive income	8,039	17,517
Total stockholders' equity	470,061	579,548
Non-controlling interest	5,220	6,312
Total equity	475,281	585,860
Total liabilities, redeemable non-controlling interest and equity	$1,570,477	$1,368,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Rental revenue	$51,064	$51,432	$143,540	$150,271
Management fee revenue and other income	98	439	397	514
Total revenues	51,162	51,871	143,937	150,785

Operating expenses:
Property	15,507	17,374	43,951	47,585
Depreciation and amortization	23,408	21,010	62,587	64,725
General and administrative	3,834	3,582	12,828	10,826
Total operating expenses	42,749	41,966	119,366	123,136

Other income (expense):
Interest expense	(9,438)	(10,359)	(23,741)	(29,368)
Loss in investment of unconsolidated joint ventures	(7,411)	—	(22,681)	—
Merger transaction expenses	(2,777)	—	(2,777)	—
Gain (loss) on sale of real estate	—	(234)	301	8,645
Loss on financing transaction	(41,361)	(14,657)	(26,449)	(14,657)
Unrealized gain from interest rate swap	119	—	465	—
Total other income (expense)	(60,868)	(25,250)	(74,882)	(35,380)
Loss before income tax benefit	(52,455)	(15,345)	(50,311)	(7,731)
Income tax benefit	—	—	327	—
Net loss	(52,455)	(15,345)	(49,984)	(7,731)
Less: Net loss attributable to non-controlling interest	(593)	(170)	(583)	(88)
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	2,501	426	5,207	426
Net loss attributable to Plymouth Industrial REIT, Inc.	$(54,363)	$(15,601)	$(54,608)	$(8,069)
Less: Amount allocated to participating securities	99	89	294	277
Net loss attributable to common stockholders	$(54,462)	$(15,690)	$(54,902)	$(8,346)
Net loss per share attributable to common stockholders - basic and diluted	$(1.23)	$(0.35)	$(1.23)	$(0.19)

Weighted-average common shares outstanding - basic and diluted	44,150,057	45,009,273	44,717,695	44,979,140

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

(In thousands, except share and per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net loss	$(52,455)	$(15,345)	$(49,984)	$(7,731)

Other comprehensive loss:
Unrealized loss on interest rate swaps	(2,117)	(13,171)	(9,582)	(8,354)
Other comprehensive loss	(2,117)	(13,171)	(9,582)	(8,354)
Comprehensive loss	(54,572)	(28,516)	(59,566)	(16,085)
Less: Net loss attributable to non-controlling interest	(593)	(170)	(583)	(88)
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	2,501	426	5,207	426
Less: Other comprehensive loss attributable to non-controlling interest	(23)	(142)	(104)	(90)
Comprehensive loss attributable to Plymouth Industrial REIT, Inc.	$(56,457)	$(28,630)	$(64,086)	$(16,333)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Redeemable non-					Accumulated
	controlling interest	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Other Comprehensive	Stockholders' Equity	Non- controlling	Total Equity
	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)	Interest	(Deficit)
Balance, January 1, 2025	$1,259	45,389,186	$454	$604,839	$(43,262)	$17,517	$579,548	$6,312	$585,860
Net proceeds from common stock	—	—	—	(23)	—	—	(23)	—	(23)
Stock based compensation	—	—	—	1,134	—	—	1,134	—	1,134
Restricted shares issued (forfeited)	—	158,712	2	(2)	—	—	—	—	—
Dividends and distributions	(609)	—	—	(10,964)	—	—	(10,964)	(118)	(11,082)
Other comprehensive income (loss)	—	—	—	—	—	(4,553)	(4,553)	(50)	(4,603)
Reallocation of non-controlling interest	—	—	—	5	—	—	5	(5)	—
Net income (loss)	1,087	—	—	—	5,850	—	5,850	70	5,920
Balance, March 31, 2025	$1,737	45,547,898	$456	$594,989	$(37,412)	$12,964	$570,997	$6,209	$577,206
Net proceeds from common stock	—	—	—	(4)	—	—	(4)	—	(4)
Issuance of Series C Preferred Units	73,399	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,328	—	—	1,328	—	1,328
Restricted shares issued (forfeited)	—	37,114	—	—	—	—	—	—	—
Dividends and distributions	(632)	—	—	(10,827)	—	—	(10,827)	(118)	(10,945)
Repurchase and retirement of common stock	—	(805,394)	(8)	(13,102)	—	—	(13,110)	—	(13,110)
Other comprehensive income (loss)	—	—	—	—	—	(2,831)	(2,831)	(31)	(2,862)
Reallocation of non-controlling interest	—	—	—	112	—	—	112	(112)	—
Net income (loss)	1,619	—	—	—	(6,095)	—	(6,095)	(60)	(6,155)
Balance, June 30, 2025	$76,123	44,779,618	$448	$572,496	$(43,507)	$10,133	$539,570	$5,888	$545,458
Issuance of Series C Preferred Units	(2)	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,436	—	—	1,436	—	1,436
Restricted shares issued (forfeited)	—	(2,625)	—	—	—	—	—	—	—
Dividends and distributions	(928)	—	—	(10,772)	—	—	(10,772)	(118)	(10,890)
Repurchase and retirement of common stock	—	(225,829)	(2)	(3,648)	—	—	(3,650)	—	(3,650)
Other comprehensive income (loss)	—	—	—	—	—	(2,094)	(2,094)	(23)	(2,117)
Reallocation of non-controlling interest	—	—	—	(66)	—	—	(66)	66	—
Net income (loss)	2,501	—	—	—	(54,363)	—	(54,363)	(593)	(54,956)
Balance, September 30, 2025	$77,694	44,551,164	$446	$559,446	$(97,870)	$8,039	$470,061	$5,220	$475,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
UNAUDITED
(In thousands, except share and per share amounts)

	Redeemable non-					Accumulated
	controlling interest	Common Stock, $0.01 Par Value		Additional Paid in	Accumulated	Other Comprehensive	Stockholders' Equity	Non- controlling	Total Equity
	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)	Interest	(Deficit)
Balance, January 1, 2024	$—	45,250,184	$452	$644,938	$(182,606)	$20,233	$483,017	$5,225	$488,242
Net proceeds from common stock	—	—	—	(245)	—	—	(245)	—	(245)
Stock based compensation	—	—	—	914	—	—	914	—	914
Restricted shares issued (forfeited)	—	131,892	1	(1)	—	—	—	—	—
Dividends and distributions	—	—	—	(10,904)	—	—	(10,904)	(118)	(11,022)
Other comprehensive income (loss)	—	—	—	—	—	5,626	5,626	61	5,687
Reallocation of non-controlling interest	—	—	—	(51)	—	—	(51)	51	—
Net income (loss)	—	—	—	—	6,218	—	6,218	68	6,286
Balance, March 31, 2024	$—	45,382,076	$453	$634,651	$(176,388)	$25,859	$484,575	$5,287	$489,862
Net proceeds from common stock	—	—	—	(65)	—	—	(65)	—	(65)
Stock based compensation	—	—	—	1,111	—	—	1,111	—	1,111
Restricted shares issued (forfeited)	—	14,210	1	(1)	—	—	—	—	—
Dividends and distributions	—	—	—	(10,928)	—	—	(10,928)	(118)	(11,046)
Other comprehensive income (loss)	—	—	—	—	—	(861)	(861)	(9)	(870)
Reallocation of non-controlling interest	—	—	—	42	—	—	42	(42)	—
Net income (loss)	—	—	—	—	1,314	—	1,314	14	1,328
Balance, June 30, 2024	$—	45,396,286	$454	$624,810	$(175,074)	$24,998	$475,188	$5,132	$480,320
Net proceeds from common stock	—	—	—	(207)	—	—	(207)	—	(207)
Stock based compensation	—	—	—	1,093	—	—	1,093	—	1,093
Restricted shares issued (forfeited)	—	(5,850)	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	(10,927)	—	—	(10,927)	(118)	(11,045)
Other comprehensive income (loss)	—	—	—	—	—	(13,029)	(13,029)	(142)	(13,171)
Reallocation of non-controlling interest	—	—	—	(53)	—	—	(53)	53	—
Net income (loss)	426	—	—	—	(15,601)	—	(15,601)	(170)	(15,771)
Balance, September 30, 2024	$426	45,390,436	$454	$614,716	$(190,675)	$11,969	$436,464	$4,755	$441,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

PLYMOUTH INDUSTRIAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	Period Ended September 30,
	2025	2024
Operating activities
Net loss	$(49,984)	$(7,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,587	64,725
Straight line rent adjustment	(819)	1,012
Intangible amortization in rental revenue, net	(1,180)	(910)
Amortization of debt related costs	1,802	1,346
Loss on financing transaction	26,449	14,657
Stock based compensation	3,898	3,118
Gain on sale of real estate	(301)	(8,645)
Unrealized gain from interest rate swap	(465)	—
Loss in investment of unconsolidated joint ventures	22,681	—
Changes in operating assets and liabilities:
Other assets	(3,812)	(9,392)
Deferred leasing costs	(4,853)	(3,915)
Accounts payable, accrued expenses and other liabilities	2,969	(220)
Net cash provided by operating activities	58,972	54,045

Investing activities
Acquisition of real estate properties	(272,048)	(101,387)
Real estate improvements	(17,291)	(16,497)
Proceeds from the sale of real estate	2,188	8,439
Net investment in sales type lease	—	21,244
Net cash used in investing activities	(287,151)	(88,201)

Financing activities
Payment from issuance of common stock, net	(27)	(517)
Repurchase and retirement of common stock	(16,760)	—
Repayment of secured debt	(2,424)	(23,366)
Proceeds from line of credit facility	276,900	132,991
Repayment of line of credit facility	(75,000)	(91,991)
Proceeds from financing transaction, net	—	58,670
Proceeds from Series C Preferred Units	78,956	—
Financing transaction issuance costs	—	(1,937)
Debt issuance costs	(27)	(28)
Dividends and distributions paid	(35,094)	(32,314)
Net cash provided by financing activities	226,524	41,508

Net (decrease) increase in cash, cash held in escrow, and restricted cash	(1,655)	7,352
Cash, cash held in escrow, and restricted cash at beginning of period	43,627	26,204
Cash, cash held in escrow, and restricted cash at end of period	$41,972	$33,556

Supplemental Cash Flow Disclosures:
Cash paid for interest	$21,247	$28,672
Assumption of cash, cash held in escrow, and restricted cash upon consolidation of investment in joint venture	$491	$—

Supplemental Non-cash Financing and Investing Activities:
Dividends declared included in accounts payable, accrued expenses and other liabilities	$11,030	$11,006
Distribution payable to non-controlling interest holder	$118	$118
Acquisition of real estate properties included in accounts payable, accrued expenses and other liabilities	$1,955	$—
Financing transaction costs included in accounts payable, accrued expenses and other liabilities	$3,360	$7,171
Merger transaction expenses included in accounts payable, accrued expenses and other liabilities	$2,777	$—
Real estate improvements included in accounts payable, accrued expenses and other liabilities	$2,658	$3,608
Deferred leasing costs included in accounts payable, accrued expenses and other liabilities	$918	$646
Consolidation of net book value of investment in joint venture	$346	$—

Assumption of other assets upon consolidation of investment in joint venture	$22	$—
Assumption of accounts payable, accrued expenses and other liabilities upon consolidation of investment in joint venture	$176	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Business

Plymouth Industrial REIT, Inc., (the “Company,” “we” or the “REIT”) is a Maryland corporation formed on March 7, 2011. The Company is structured as an umbrella partnership REIT, commonly called an UPREIT, and owns substantially all of its assets and conducts substantially all of its business through its operating partnership, Plymouth Industrial Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company, as general partner of the Operating Partnership, controls the Operating Partnership and consolidates the assets, liabilities, and results of operations of the Operating Partnership. As of September 30, 2025 and December 31, 2024, the Company owned a 98.9% equity interest in the Operating Partnership.

The Company is a real estate investment trust focused on the acquisition, ownership and management of single and multi-tenant industrial properties, including distribution centers, warehouses, light industrial and small bay industrial properties, located in primary and secondary markets within the main industrial, distribution and logistics corridors of the United States. As of September 30, 2025, the Company, through its subsidiaries, wholly owned 148 industrial properties comprising 226 buildings with an aggregate of approximately 32.1 million square feet, and our regional property management office building located in Columbus, Ohio totaling approximately 17,260 square feet. The Company also owns a 35% non-controlling equity interest in, and provides management services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets and liabilities for real estate acquisitions, impairments of long-lived assets and unconsolidated joint ventures, stock-based compensation, the valuation of the preferred unit forward contract asset and embedded derivative liability - Series C Preferred Units, the related valuation of the 79,090 Series C Preferred Units issued on May 28, 2025 which extinguished the forward contract, and its warrant liability. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the then-current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and restricted cash, which includes tenant security deposits and cash held on behalf of the Joint Venture (as defined in Note 4 below) for tenant capital improvements and leasing commissions, and cash held in escrow for real estate tax and insurance premiums, in bank deposit accounts which at times may exceed federally insured limits. As of September 30, 2025, the Company has not realized any losses in such cash accounts and believes it mitigates its risk of loss by depositing its cash and restricted cash in highly rated financial institutions or within accounts that are below the federally insured limits.

The following table presents a reconciliation of cash, cash held in escrow, and restricted cash reported within our condensed consolidated balance sheets to amounts reported within our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2025	2024
Cash	$15,824	$17,546
Cash held in escrow	1,990	1,964
Restricted cash	24,158	24,117
Cash, cash held in escrow, and restricted cash	$41,972	$43,627

Debt Issuance Costs

Debt issuance costs other than those associated with the revolving line of credit facility are reflected as a reduction to the respective loan amounts in the form of a debt discount. Amortization of this expense is included in interest expense in the condensed consolidated statements of operations.

Debt issuance costs amounted to $6,560 and $6,533 at September 30, 2025 and December 31, 2024, respectively, and related accumulated amortization amounted to $4,616 and $3,866 at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the Company had classified net unamortized debt issuance costs of $4,315 and $5,342, respectively, related to borrowings under the line of credit to other assets in the condensed consolidated balance sheets.

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

Embedded Derivatives

The Company evaluates its debt and equity instruments for implicit or explicit terms or features that may require assessment against the criteria in ASC 815. If the Company determines that features exist that are akin to an embedded derivative, the Company evaluates whether the feature should be separated from the host contract and accounted for as a derivative instrument. The Company applies the following criteria as outlined in ASC 815 to determine whether an embedded derivative requires bifurcation:

•
The economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract.
•
The hybrid instrument is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur.
•
A separate instrument with the same terms as the embedded derivative would be a derivative instrument.

If the Company determines that the embedded derivative requires bifurcation from the host contract, the embedded derivative is separated and accounted for under the Derivative Instruments policy disclosed above.

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

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied to some degree in determining the fair value of our debt, interest rate swaps and performance stock units, as discussed in Notes 6, 7, and 10, respectively, in determining the fair value of the forward contract and embedded derivative for preferred units as discussed in Note 9, and in determining the fair value of warrants to purchase partnership units as discussed in Note 12.

Financial instruments, including cash, restricted cash, cash held in escrow, accounts receivable, accounts payable, accrued expenses and other current liabilities, are considered Level 1 in the fair value hierarchy. The amounts reported in the condensed consolidated balance sheets for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates. Derivative financial instruments are considered Level 2 in the fair value hierarchy as discussed in Note 7.

The following tables summarize the Company’s forward contract asset, embedded derivative liability - Series C Preferred Units, warrant liability and interest rate swaps that are accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. On May 28, 2025, the Company fully settled its forward contract upon issuing the remaining 79,090 Series C Preferred Units as discussed in Note 9.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Balance Sheet Line Item	Fair Value as of September 30, 2025	Level 1	Level 2	Level 3
Interest rate swaps - Asset	$8,178	$—	$8,178	$—
Interest rate swaps - Liability	$(55)	$—	$(55)	$—
Embedded derivative liability - Series C Preferred Units	$(11,793)	$—	$—	$(11,793)
Warrant liability	$(62,069)	$—	$—	$(62,069)

Balance Sheet Line Item	Fair Value as of December 31, 2024	Level 1	Level 2	Level 3
Forward contract asset	$3,658	$—	$—	$3,658
Interest rate swaps - Asset	$17,760	$—	$17,760	$—
Interest rate swaps - Liability	$(520)	$—	$(520)	$—
Warrant liability	$(45,908)	$—	$—	$(45,908)

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

Our unconsolidated joint ventures are evaluated for impairment when conditions exist that may indicate that the decrease in the carrying amount of our investment has occurred and is other than temporary. Triggering events or impairment indicators for our unconsolidated joint ventures include, recurring operating losses of an investee, absence of an ability to recover the carrying amount of the investee, the inability of an investee to sustain an earnings capacity, a carrying amount that exceeds the fair value of the investment and that decline in fair value is other-than-temporary. Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of the investment to its estimated fair value. Fair value estimates are made as of a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.

During the three and nine months ended September 30, 2025 and 2024, no other-than-temporary impairment related to our unconsolidated joint ventures were identified.

Leases

For leases in which we are the lessee, a right of use asset and lease liability is recorded in the condensed consolidated balance sheets equal to the present value of the fixed lease payments of the corresponding lease. To determine our operating right of use asset and lease liability, we estimate an appropriate incremental borrowing rate on a fully-collateralized basis for the terms of the leases by utilizing a market-based approach. Since the terms under our ground leases are significantly longer than the terms of borrowings available to us on a fully collateralized basis, the estimate of this rate requires significant judgment, and considers factors such as market-based pricing on longer duration financing instruments.

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

Segments

The Company manages its business activities on a consolidated basis and operates as a single operating segment, Industrial Properties, and as such has one reportable segment. Through its subsidiaries, the Company derives all revenue within the United States through the ownership and management of single and multi-tenant industrial properties. All revenues, expenses and assets are attributable to the single segment and are consistent with amounts presented in the condensed consolidated balance sheets and condensed consolidated statements of operations. All significant expenses are presented in the condensed consolidated statements of operations and no other significant segment expenses are regularly provided to the Chief Operating Decision Maker (“CODM”).

The CODM is the Company’s Chief Executive Officer. The CODM uses net income that is reported in the condensed consolidated statements of operations to assess financial performance and make decisions on capital allocation.

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

3. Real Estate Properties, Net

Real estate properties, net consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Land	$196,626	$181,357
Buildings and improvements	1,346,709	1,114,970
Site improvements	136,851	116,341
Construction in progress	11,028	5,637
	1,691,214	1,418,305
Less: accumulated depreciation	(309,357)	(261,608)
Real estate properties, net	$1,381,857	$1,156,697

Depreciation expense was $17,850 and $16,258 for the three months ended September 30, 2025 and 2024, respectively, and $48,668 and $50,502 for the nine months ended September 30, 2025 and 2024, respectively.

Acquisition of Properties

The Company made the following acquisitions of properties during the nine months ended September 30, 2025:

Location	Date Acquired	Square Feet	Properties	Purchase Price (1)
Cincinnati, OH	February 20, 2025	263,000	1	$23,300
Cincinnati, OH	March 13, 2025	240,658	2	17,851
Atlanta, GA(2)	March 13, 2025	297,583	1	23,874
Atlanta, GA	May 20, 2025	100,420	1	11,700
Cincinnati, OH; Cleveland, OH; Columbus, OH	June 18, 2025	1,951,053	14	193,000
Total		2,852,714	19	$269,725

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
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The allocation of the aggregate purchase price in accordance with FASB, ASU 2017-01 (Topic 805) “Business Combinations,” of the assets and liabilities acquired at their relative fair values as of their acquisition date, is as follows:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Purchase price allocation	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition	Purchase Price	Weighted Average Amortization Period (years) of Intangibles at Acquisition
Total Purchase Price
Purchase price	$269,725	N/A	$100,500	N/A
Acquisition costs	4,278	N/A	887	N/A
Total	$274,003		$101,387

Allocation of Purchase Price:
Real Estate Properties
Land	$16,280	N/A	$14,465	N/A
Building	220,732	N/A	73,213	N/A
Site improvements	20,598	N/A	3,494	N/A
Total real estate properties	$257,610		$91,172

Deferred Lease Intangibles
Tenant relationships	$2,279	4.1	$1,711	5.4
Leasing commissions	2,531	4.1	1,026	5.3
Above market lease value	280	3.1	710	6.7
Below market lease value	(3,456)	3.1	(1,443)	6.1
Below market ground lease value	310	56.5	—	—
Lease in place value	14,449	3.7	8,211	4.4
Net deferred lease intangibles	$16,393		$10,215

Totals	$274,003		$101,387

All acquisitions completed during the nine months ended September 30, 2025 and 2024 were considered asset acquisitions under ASC 805.

Sale of Real Estate

During the nine months ended September 30, 2025, the Company sold a single, 33,688 square foot property located in Memphis, TN for approximately $2,385, recognizing a net gain of $301. During the nine months ended September 30, 2024, the Company sold a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849.

4. Investment in Unconsolidated Joint Ventures

Isosceles Joint Venture

On November 13, 2024, the Company entered into a joint venture agreement (“Isosceles Venture Agreement”) to form Isosceles JV, LLC (the “Joint Venture”) with an unrelated third-party partner (the “Investor”). The purpose of the Joint Venture is to acquire, manage and develop industrial properties that meet certain criteria as outlined within the Isosceles Venture Agreement. The Company owns a 35% non-controlling equity interest in the Joint Venture. The Company determined the Joint Venture was not a VIE. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the investment. The Company does not have a controlling financial interest in the Joint Venture but does exercise significant influence over the Joint Venture. Therefore, the Company accounts for its investment in the Joint Venture as an equity method investment. The Company’s initial investment was funded by a contribution of real estate with a fair value of $356,641. As of September 30, 2025, the carrying amount of the Company’s investment was $37,475.

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

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

AIP Joint Venture

On November 14, 2024, the Company entered into a joint venture agreement (“AIP Venture Agreement”) to invest in AIP OP, LP (“AIP OP”). AIP Realty USA, Inc. (“AIP”), an unrelated party to the Company, is the general partner and an investor in AIP OP. AIP is a real estate investment trust with a portfolio of light industrial flex facilities. The Company’s $2,221 investment in AIP OP represents an ownership interest of approximately 42%. AIP OP is financed with the equity investments from its members. The Company determined AIP OP is a VIE. The Company is not the party with power to direct the activities most significant to the economic performance of AIP OP and is not the primary beneficiary of AIP. Decision making power is generally held by AIP in its managing role of AIP OP, while the Company has only protective rights. As such, the Company holds a variable interest in the form of an equity interest in AIP OP and will account for its investment in AIP OP as an equity method investment. The Company’s maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to this entity, which is equal to the Company’s equity interest. As of September 30, 2025, the carrying amount of the Company’s investment was $2,221.

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

The Company’s investment allows for conversion from existing A-1 preferred units (the “A-1 Preferred Units”) to A-2 preferred units (the “A-2 Preferred Units”) upon the closing of AIP’s acquisition of AllTrades, Inc. The A-1 Preferred Units and A-2 Preferred Units have the same rights; thus, the conversion would not change the Company’s ownership percentages or provide any additional control or influence over AIP OP. The A-2 Preferred Units would be eligible for conversion to common units in the parent of AIP, upon an initial public offering. As of September 30, 2025, none of the events providing for conversion have occurred. The Company will evaluate the impact of the conversion if and when it occurs.

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

The Company includes accounts receivable and straight-line rent receivables within other assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025 and 2024, rental revenue was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

Rental revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from leases	$37,940	$37,808	$107,313	$112,020
Straight-line rent adjustments	443	17	819	(1,012)
Tenant recoveries	12,101	13,104	34,228	37,722
Amortization of above market leases	(147)	(151)	(418)	(420)
Amortization of below market leases	727	450	1,598	1,330
Total	$51,064	$51,228	$143,540	$149,640

Tenant recoveries included within rental revenue for the three and nine months ended September 30, 2025 and 2024 are variable in nature.

Sales Type Leases

During the nine months ended September 30, 2024, a tenant occupying a single-tenant industrial property located in Columbus, Ohio, provided notice of its intention to exercise its option to purchase the property at a fixed price of $21,480. As a result, we reclassified the respective real estate property to net investment in sales-type lease totaling $21,480 in our condensed consolidated balance sheets, effective as of the date of tenant notice, in the following amounts: (i) $19,605 from Real estate properties, (ii) $8,094 from Accumulated depreciation, (iii) $877 from net Deferred lease intangible assets, and (iv) $1,062 from Other assets. Furthermore,

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

we recognized a Gain on sale of real estate of $8,030 related to this transaction. On August 30, 2024, we completed the sale of the property and recognized selling costs of $234.

Earnings from our Net investment in sales-type leases are included in Rental revenue in the condensed consolidated statements of operations and totaled $0 and $204 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $631 for the nine months ended September 30, 2025 and 2024, respectively. Prior to this reclassification to Net investment in sales-type lease, earnings from this lease were recognized in Rental revenue in the condensed consolidated statements of operations.

Net investment in sales-type leases are assessed for credit loss allowances. No such allowances were recorded as of September 30, 2025 or December 31, 2024.

As a Lessee

Operating Leases

As of September 30, 2025, we are the lessee under two office space operating leases and a single ground operating sublease. The office lease agreements do not contain residual value guarantees or an option to renew. The ground sublease agreement does not contain residual value guarantees and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The operating leases have remaining lease terms ranging from 2.7 to 30.3 years, which includes the exercise of a single twenty-year renewal option pertaining to the ground sublease. The Company's condensed consolidated balance sheets include the total operating right-of-use assets within other assets, and lease liabilities within accounts payable, accrued expenses and other liabilities. Total operating right-of-use assets and lease liabilities were approximately $3,714 and $4,335, respectively, as of September 30, 2025, and $4,205 and $4,943, respectively, as of December 31, 2024. The operating lease liability as of September 30, 2025 represents a weighted-average incremental borrowing rate of 4.1% over the weighted-average remaining lease term of 7.7 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective leases.

The following table summarizes the operating lease expense recognized during the three and nine months ended September 30, 2025 and 2024 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense included in general and administrative expense attributable to office leases	$190	$177	$583	$599
Operating lease expense included in property expense attributable to ground sublease	9	21	27	39
Straight-line rent adjustments	28	44	106	131
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$227	$242	$716	$769

The following table summarizes the maturity analysis of our operating leases, which is discounted by our incremental borrowing rate to calculate the lease liability as included in accounts payable, accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets for the operating leases in which we are the lessee:

October 1, 2025 – December 31, 2025	$216
2026	876
2027	894
2028	865
2029	849
Thereafter	1,809
Total minimum operating lease payments	$5,509
Less imputed interest	(1,174)
Total operating lease liability	$4,335

Financing Leases

As of September 30, 2025, we have a single finance lease in which we are the sublessee for a ground lease. The Company includes the financing lease right of use asset in the amount of $799 and $818 as of September 30, 2025 and December 31, 2024, respectively, within real estate properties and the corresponding liability within financing lease liability in the condensed consolidated balance sheets. The ground sublease agreement does not contain a residual value guarantee and includes multiple options to extend the sublease between nineteen and twenty years for each respective option. The lease has a remaining lease term of approximately 30.3 years, which includes the exercise of a single twenty-year renewal option. The financing lease liability in the amount of $2,305 and $2,297 as of September 30, 2025 and December 31, 2024, respectively, represents a weighted-average incremental borrowing rate of 7.8% over the

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

weighted-average remaining lease term, which, as of September 30, 2025, was 30.3 years. The incremental borrowing rate is our estimated borrowing rate on a fully-collateralized basis for the term of the respective lease.

The following table summarizes the financing lease expense recognized during the three and nine months ended September 30, 2025 and 2024 included in the Company’s condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation/amortization of financing lease right-of-use assets	$7	$7	$21	$21
Interest expense for financing lease liability	45	45	135	135
Total financing lease cost	$52	$52	$156	$156

The following table summarizes the maturity analysis of our financing lease:

October 1, 2025 – December 31, 2025	$43
2026	170
2027	170
2028	170
2029	170
Thereafter	6,026
Total minimum financing lease payments	$6,749
Less imputed interest	(4,444)
Total financing lease liability	$2,305

6. Indebtedness

The following table sets forth a summary of the Company’s borrowings outstanding under its respective secured debt, unsecured line of credit and unsecured debt as of September 30, 2025 and December 31, 2024.

	Outstanding Balance at		Interest rate at
Debt	September 30, 2025	December 31, 2024	September 30, 2025		Final Maturity Date
Secured debt:
Allianz Loan	$59,172	$60,085	4.07%		April 10, 2026
Nationwide Loan	14,388	14,632	2.97%		October 1, 2027
Lincoln Life Gateway Mortgage	28,800	28,800	3.43%		January 1, 2028
Minnesota Life Memphis Industrial Loan	52,878	53,782	3.15%		January 1, 2028
Minnesota Life Loan	18,739	19,101	3.78%		May 1, 2028
Total secured debt	$173,977	$176,400
Unamortized debt issuance costs, net	(241)	(408)
Unamortized premium/(discount), net	(9)	(12)
Total secured debt, net	$173,727	$175,980

Unsecured debt:
$200m KeyBank Term Loan	$200,000	$200,000	3.03%	(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	150,000	4.40%	(1)(2)	May 2, 2027
$100m KeyBank Term Loan	100,000	100,000	3.00%	(1)(2)	November 6, 2028
Total unsecured debt	$450,000	$450,000
Unamortized debt issuance costs, net	(1,703)	(2,259)
Total unsecured debt, net	$448,297	$447,741

Borrowings under line of credit:
KeyBank unsecured line of credit	$221,900	$20,000	5.70%	(1)	November 6, 2028
Total borrowings under line of credit	$221,900	$20,000

(1)
For the month of September 2025, the one-month term SOFR for our unsecured debt was at a weighted average of 4.250% and the one-month term SOFR for our borrowings under the line of credit was at a weighted average of 4.146%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)
The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

Financial Covenant Considerations

The Company is in compliance with all respective financial covenants for its secured and unsecured debt and unsecured revolving line of credit as of September 30, 2025.

Fair Value of Debt

The fair value of our debt and borrowings under our revolving line of credit was estimated using Level 3 inputs by calculating the present value of principal and interest payments, using discount rates that best reflect current market interest rates for financings with similar characteristics and credit quality, and assuming each loan is outstanding through its maturity.

The following table summarizes the aggregate principal outstanding under the Company’s indebtedness and the corresponding estimate of fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Indebtedness	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
Secured debt	$173,977	$168,384	$176,400	$166,165
Unsecured debt	450,000	450,000	450,000	450,000
Borrowings under revolving line of credit, net	221,900	221,900	20,000	20,000
Total	845,877	$840,284	646,400	$636,165
Unamortized debt issuance cost, net	(1,944)		(2,667)
Unamortized premium/(discount), net	(9)		(12)
Total carrying value	$843,924		$643,721

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the nine months ended September 30, 2025 and the year ended December 31, 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The following table sets forth a summary of our interest rate swaps as of September 30, 2025 and December 31, 2024.

					Notional Value(1)		Fair Value(2)
Interest Rate Swap Counterparty	Trade Date	Effective Date	Maturity Date	SOFR Interest Strike Rate	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Capital One, N.A.	July 13, 2022	July 1, 2022	Feb. 11, 2027	1.527%	$200,000	$200,000	$5,190	$10,113
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	Aug. 8, 2026	1.504%	$100,000	$100,000	$1,816	$3,962
JPMorgan Chase Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$75,000	$75,000	$586	$1,843
Wells Fargo Bank, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$293	$921
Capital One, N.A.	Aug. 19, 2022	Sept. 1, 2022	May 2, 2027	2.904%	$37,500	$37,500	$293	$921
Wells Fargo Bank, N.A.(3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.750%	$50,000	$50,000	$(27)	$(258)
JPMorgan Chase Bank, N.A. (3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(14)	$(131)
Capital One, N.A. (3)	Nov. 10, 2023	Nov. 10, 2023	Nov. 1, 2025	4.758%	$25,000	$25,000	$(14)	$(131)

(1)
Represents the notional value of interest rate swaps effective as of September 30, 2025 and December 31, 2024.
(2)
As of September 30, 2025, the fair value of five of the interest rate swaps were in an asset position of approximately $8.2 million and the remaining three interest rate swaps were in a liability position of approximately $0.1 million. As of December 31, 2024, the fair value of five of the interest rate swaps were in an asset position of approximately $17.8 million and the remaining three interest rate swaps were in a liability position of approximately $0.5 million.
(3)
These interest rate swaps have been de-designated as a result of the hedge transactions related to these swaps no longer being probable of occurring.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $7,082 will be reclassified as a decrease to interest expense.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2025, the Company recorded $14 and $146, related to unrealized gain from ineffective hedges, respectively, of which $119 and $465 is recorded within Unrealized gain from interest rate swap and $105 and $319 is recorded within Interest expense, respectively, in the condensed consolidated statements of operations. There were no ineffective hedges for the three and nine months ended September 30, 2025 and 2024.

The following table sets forth the impact of our interest rate swaps on our condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Rate Swaps in Cash Flow Hedging Relationships:	2025	2024	2025	2024
Amount of unrealized loss recognized in AOCI on derivatives	$(2,117)	$(13,171)	$(9,582)	$(8,354)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,692	$3,958	$7,995	$11,860

Non-designated Hedges

The following table summarizes the Company’s derivatives not designated as hedging instruments for the three and nine months ended September 30, 2025 and 2024:

	Net Settlement Recognized in Net Income on Derivatives for the		Net Settlement Recognized in Net Income on Derivatives for the
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2025	2024	2025	2024
Interest rate swaps	$14	$—	$146	$—

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

As of September 30, 2025, the fair value of three of the eight interest rate swaps were in a net liability position. As of September 30, 2025, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at their termination value.

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

For the nine months ended September 30, 2025 and 2024, the Company did not issue any shares of its common stock under the 2024 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Common Stock Dividends

The following table sets forth the common stock dividends that were declared during the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Cash Dividends Declared per Share	Aggregate Amount
2025
First quarter	$0.2400	$10,964
Second quarter	0.2400	10,827
Third quarter	0.2400	10,772
Total	$0.7200	$32,563

2024
First quarter	$0.2400	$10,904
Second quarter	0.2400	10,928
Third quarter	0.2400	10,927
Fourth quarter	0.2400	10,926
Total	$0.9600	$43,685

Common Stock Repurchase Program

On February 26, 2025, the Company's board of directors (the "Board") authorized a share repurchase program for up to an aggregate amount of $90.0 million of the Company’s outstanding common stock. The program may be suspended or discontinued at the Company's discretion without prior notice.

During the nine months ended September 30, 2025, the Company repurchased and retired 1,031,223 shares of common stock at an average price per share of $16.25. As of September 30, 2025, the remaining approximate value of shares that are available to be purchased under this program was $73.2 million. There were no common stock repurchases during 2024.

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

OP Units outstanding as of September 30, 2025 and December 31, 2024 was 490,299.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following table sets forth the OP Unit distributions that were declared during the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Cash Distributions Declared per OP Unit	Aggregate Amount
2025
First quarter	$0.2400	$118
Second quarter	0.2400	118
Third quarter	0.2400	118
Total	$0.7200	$354

2024
First quarter	$0.2400	$118
Second quarter	0.2400	118
Third quarter	0.2400	118
Fourth quarter	0.2400	118
Total	$0.9600	$472

The proportionate share of the net loss attributed to the OP Units was $593 and $170 for the three months ended September 30, 2025 and 2024, respectively, and $583 and $88 for the nine months ended September 30, 2025 and 2024, respectively.

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

On May 28, 2025, the Company, through its Operating Partnership, issued the remaining 79,090 Series C Preferred Units at a price of $1,000 per Series C Preferred Unit, receiving $78,956 in net proceeds. The Series C Preferred Units were issued at an initial fair value of $73,532, net of issuance costs of $134. Concurrent with issuance of the 79,090 Series C Preferred Units on May 28, 2025, the forward contract asset was appreciated to a fair value of $5,424 and subsequently settled. Additional issuance costs of $2 related to the Series C Preferred Units were incurred for the three months ended September 30, 2025. The forward contract asset required the issuance of additional shares of Series C Preferred Units, was therefore indexed to a contingent obligation to redeem our own stock and settle in cash, and therefore was required to be classified as an asset (or liability as the case may be) and recorded at fair value at December 31, 2024, with subsequent changes in fair value recognized in earnings through the date of settlement of the forward contract on May 28, 2025.

The Company has classified the Series C Preferred Units as redeemable non-controlling interests within the mezzanine equity section of the condensed consolidated balance sheets as the Series C Preferred Units include a redemption feature, which includes some features that are outside the control of the Company. Series C Preferred Units outstanding as of September 30, 2025 and December 31, 2024 was 140,000 and 60,910, respectively.

The Series C Preferred Units are required to be redeemed contingent upon (i) the occurrence of a person or group becoming the owner of 50% or more of the total voting power of all shares of the Company’s capital stock, (ii) the consummation of a consolidation, merger or similar transaction involving the Operating Partnership or the Company or (iii) if the Company’s common stock is delisted from the New York Stock Exchange, or if it ceases to be traded in contemplation of a delisting (collectively, a “Fundamental Change”). This redemption feature is contingent upon the occurrence of a Fundamental Change which may not be solely within control of the Company. At September 30, 2025, the Company determined that the occurrence of a Fundamental Change is not probable given management assigned a 30% probability of a Fundamental Change occurring as a result of the Merger Agreement and subsequent to the related closing contingencies, collectively discussed in Note 14. As a result, the carrying amount of the Series C Preferred Units will not be required to be accreted to redemption value until the Series C Preferred Units either become currently redeemable or probable of becoming redeemable.

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

Distributions on each Series C Preferred Unit will accrue on the $1,000 stated value of each Series C Preferred Unit as well as on all unpaid distributions that have accrued and accumulated for all prior distribution periods. Unpaid distributions incurred as of the end of the quarter are accreted and accumulated with prior unpaid distributions within redeemable non-controlling interest – Series C Preferred Units on our condensed consolidated balance sheets and as an adjustment to net income within the condensed consolidated statements of operations. Any cash distributions paid are recorded as an adjustment to the carrying value of the redeemable non-controlling interest – Series C Preferred Units on our condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, $4,298 and $1,259, respectively, of cash and PIK dividends was accrued within Redeemable non-controlling interest – Series C Preferred Units in the condensed consolidated balance sheets.

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The following tables sets forth the Series C Preferred Unit distributions that were incurred during the nine months ended September 30, 2025 and the third and fourth quarter of 2024. There were no distributions incurred prior to the third quarter of 2024.

	Cash Dividends per Unit	Aggregate Amount in Dollars
2025
First quarter	$10.23	$623
Second quarter	$6.63	928
Third quarter	$10.25	1,435
Total		$2,986

2024
Third quarter	$4.00	$243
Fourth quarter	$10.14	618
Total		$861

	PIK Dividends per Unit	Aggregate Amount in Dollars
2025
First quarter	$7.47	$455
Second quarter	$4.94	691
Third quarter	$7.61	1,066
Total		$2,212

2024
Third quarter	$3.00	$183
Fourth quarter	$7.54	459
Total		$642

Fair Market Value of Forward Contract Asset

The forward contract asset represented the fair market value of the Company’s obligation to sell the remaining 79,090 Series C Preferred Units within 270 days upon the execution of the Purchase Agreement. The fair value of the forward contract asset was re-measured at each financial reporting period with any changes in fair value recognized in the accompanying condensed consolidated statements of operations as a Gain/loss on financing transaction. On May 28, 2025, the Company fully settled its forward contract upon issuing the remaining 79,090 Series C Preferred Units.

A roll-forward of the forward contract asset is as follows:

Balance at December 31, 2024	$3,658
Unrealized gain	1,766
Balance at May 28, 2025 (settlement date)	5,424
Settlement of forward contract	(5,424)
Balance at September 30, 2025	$—

The fair value of the forward contract asset was determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The fair value of the forward contract asset at May 28, 2025 was $5,424. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 4.08%. The fair value of the forward contract asset at December 31, 2024 was $3,658. The significant inputs into the model were: a volatility of 20.0%, a term of 20.0 years and an estimated credit spread of 3.35%.

Embedded Derivative Liability - Series C Preferred Units

The Company determined an embedded derivative attributable to the Fundamental Change, as defined above, within the provisions of the Purchase Agreement was no longer remote as a result of a potential change in control. Previously, the Company had assessed and determined the probability of a change in control was remote, and as such had previously determined that the value of the embedded derivative attributable to a Fundamental Change, as defined, was inconsequential. As of September 30, 2025, the probability of a Fundamental Change occurring in relation to the Series C Preferred Units had increased from remote to 30%, as determined by the Company in good faith. As a result, the Company fair valued the embedded derivative based on this probability since it is required to

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

be separated from their host contract and accounted for as a freestanding derivative. The fair value of the embedded derivative is remeasured at each financial reporting period with any changes in fair value recognized in the accompanying condensed consolidated statements of operations as a Gain/loss on financing transaction. The following table presents the estimated fair value of the Company's embedded derivatives within liability host contracts as of September 30, 2025 and December 31, 2024:

Net embedded derivatives within liability host contracts:	September 30, 2025	December 31, 2024
Series C Preferred Units - mandatory redemption feature	$11,793	$—

There were no embedded derivatives in an asset position as of September 30, 2025 and December 31, 2024.

A roll-forward of the embedded derivative liability - Series C Preferred Units is as follows for the nine months ended September 30, 2025:

Balance at December 31, 2024	$—
Unrealized loss	11,793
Balance at September 30, 2025	$11,793

The embedded derivative liability - Series C Preferred Units in the amount of $11,793 at September 30, 2025 represents its fair value determined using a Black-Derman-Toy model applying Level 3 inputs as described in Note 2. The following table provides the significant unobservable level 3 inputs used in the model as of September 30, 2025:

Unobservable Inputs	September 30, 2025
Yield volatility	20.0%
Estimated credit spread	3.9%
Probability of fundamental change	30.0%
Term until expected change of control date (years)	0.5 - 20

Significant changes to any of these inputs in isolation may result in significant change in fair value measurement.

10. Incentive Award Plan

Restricted Stock

The following table is a summary of the total restricted shares granted, forfeited and vested for the nine months ended September 30, 2025 and year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2023	370,843	$21.81
Granted	146,102	$21.85
Forfeited	(7,100)	$22.66
Vested	(140,170)	$20.97
Unvested restricted stock at December 31, 2024	369,675	$22.13
Granted	199,326	$16.69
Forfeited	(6,125)	$19.08
Vested	(150,015)	$21.61
Unvested restricted stock at September 30, 2025	412,861	$19.74

The Company recorded equity-based compensation expense related to restricted stock in the amount of $910 and $779 for the three months ended September 30, 2025 and 2024, respectively, and $2,585 and $2,363 for nine months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Equity-based compensation expense for shares issued to employees and directors is based on the grant-date fair value of the award and recognized on a straight-line basis over the requisite period of the award. The unrecognized compensation expense associated with the Company’s restricted shares of common stock at September 30, 2025 was approximately $5,974 and is expected to be recognized over a weighted average period of approximately 2.7 years. The fair value of the 199,326 restricted shares granted during the nine months ended September 30, 2025 was approximately $3,327 with a weighted average fair value of $16.69 per share.

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

The following table summarizes activity related to the Company’s unvested PSUs during the nine months ended September 30, 2025 and year ended December 31, 2024.

Unvested Performance Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2023	51,410	$30.15
Granted	85,983	$20.44
Vested	—	$—
Forfeited	—	$—
Balance at December 31, 2024	137,393	$24.07
Granted	194,712	$11.68
Vested	—	$—
Forfeited	—	$—
Balance at September 30, 2025	332,105	$16.81

The Company recorded equity-based compensation expense related to the Company's PSUs in the amount of $526 and $314 for the three months ended September 30, 2025 and 2024, respectively, and $1,313 and $755 for the nine months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense associated with the Company’s PSUs at September 30, 2025 was approximately $2,869 and is expected to be recognized over a weighted-average period of approximately 2.0 years.

11. Earnings per Share

Net Loss Attributable to Common Stockholders

Basic and diluted earnings per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(52,455)	$(15,345)	$(49,984)	$(7,731)
Less: Net loss attributable to non-controlling interest	(593)	(170)	(583)	(88)
Less: Net income attributable to redeemable non-controlling interest - Series C Preferred Units	2,501	426	5,207	426
Net loss attributable to Plymouth Industrial REIT, Inc.	(54,363)	(15,601)	(54,608)	(8,069)
Less: Amount allocated to participating securities	99	89	294	277
Net loss attributable to common stockholders	$(54,462)	$(15,690)	$(54,902)	$(8,346)

Denominator
Weighted-average common shares outstanding — basic and diluted(1)	44,150,057	45,009,273	44,717,695	44,979,140

Net loss per share attributable to common stockholders — basic and diluted	$(1.23)	$(0.35)	$(1.23)	$(0.19)

(1)
During the three and nine months ended September 30, 2025 and 2024, all unvested restricted shares of common stock were deemed to be anti-dilutive due to the net loss attributable to common stockholders. All warrants were out of the money and were also excluded from the computation of diluted earnings per share as they were deemed to be anti-dilutive.

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
•
Cash dividends and distributions
•
Tender or exchange offers made by the Company or any of its subsidiaries for shares of Common Stock
•
Degressive issuances

In accordance with the adjustment provisions outlined within the Warrant Agreement, the associated strike price and amount of each tranche of Warrants were adjusted to the following at September 30, 2025:

•
The first tranche is for 4,703,216 OP Units with an adjusted strike price of $23.68 per unit,
•
The second tranche is for 3,135,477 OP Units with an adjusted strike price of $24.61 per unit, and
•
The third tranche is for 4,703,216 OP Units with an adjusted strike price of $25.55 per unit.

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

Fair Market Value of Warrants

The fair value of the Warrants is re-measured at each financial reporting period with any changes in fair value recognized in the accompanying condensed consolidated statements of operations as a Gain/loss on financing transaction. The Warrants are not included in the computation of diluted net income (loss) per share as they are anti-dilutive for the three and nine months ended September 30, 2025 and 2024.

A roll-forward of the warrant liability is as follows:

Balance at December 31, 2024	$45,908
Unrealized gain	16,161
Balance at September 30, 2025	$62,069

The Warrants in the amount of $62,069 at September 30, 2025 and $45,908 at December 31, 2024 represent their fair value determined using a Monte Carlo Model applying Level 3 inputs as described in Note 2. The following table provides the significant unobservable level 3 inputs used in the model as of September 30, 2025 and December 31, 2024:

Unobservable Inputs	September 30, 2025	December 31, 2024
Exercise price	$25.25; $26.25; $27.25	$25.25; $26.25; $27.25
Strike price adjustment factor - base 5-year	0.80	0.80
Strike price adjustment factor - 2 year extension	0.73	0.73
Warrant entitlement adjustment - base 5-year	1.26	1.26
Warrant entitlement adjustment - 2 year extension	1.37	1.38
Volatility	34.0%	28.0%
Expected dividend yield	4.4%	4.6%
Variable term (years)	3.9 to 5.9	4.7 to 6.7
Annual risk-free interest rate	3.7%	4.4%
Probability of fundamental change	30%	0%

Consistent with the Company's conclusion to ascribe a 30% probability to the occurrence of a Fundamental Change, as outlined in Note 9, the fair value of the Warrants as of September 30, 2025 was weighted accordingly to reflect the probability of a Fundamental Change occurring as of March 31, 2026 at similar pricing as outlined within Note 14. In this scenario, the Warrants would be out of the money and therefore have no value. As such, the weighted concluded fair market value of the Warrants was determined to be $62,069 at September 30, 2025. The determined fair value of the Warrants at December 31, 2024, was not adjusted to factor a Fundamental Change probability given the likelihood a Fundamental Change would occur was determined to be remote at December 31, 2024.

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

14. Subsequent Events

Entry into Merger Agreement

On October 24, 2025, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Operating Partnership, PIR Ventures LP, a Delaware limited partnership (“Parent”), PIR Industrial REIT LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“REIT Merger Sub”), and PIR Industrial OP LLC, a Delaware limited liability company wholly-owned by REIT Merger Sub (“OP Merger Sub”). The Merger Agreement provides, among other things, and subject to the terms and conditions set forth therein and in accordance with applicable law, that (i) the Company will be merged with and into REIT Merger Sub, with REIT Merger Sub surviving as a wholly owned subsidiary of Parent (the “REIT Merger”) and (ii) that, immediately prior to the consummation of the REIT Merger, the Operating Partnership will be merged with and into OP Merger Sub, with OP Merger Sub surviving as a wholly owned subsidiary of REIT Merger Sub (the “Partnership Merger” and, together with the REIT Merger, the “Mergers”).

The Merger Agreement was unanimously approved by the Company’s board of directors and is subject to certain customary closing conditions, including the approval of the REIT Merger by the Company’s stockholders. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Mergers are currently expected to close in early 2026. Following the consummation of the Mergers, the Company’s common stock will be de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended.

Under the terms of the Merger Agreement, at the effective time of the REIT Merger, each share of Company common stock issued and outstanding immediately prior thereto (other than shares owned by any wholly-owned subsidiary of the Company, Parent or any subsidiary of Parent) will be cancelled and retired and automatically converted into the right to receive an amount in cash equal to $22.00, without interest and as may be adjusted in accordance with the terms of the Merger Agreement (subject to any applicable withholding taxes).

Further under the terms of the Merger Agreement, immediately prior to the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each Series C Preferred Unit, issued and outstanding at such time and not held by the Company shall automatically be redeemed in accordance with the terms of that certain Certificate of Designations Establishing and Fixing the Rights, Limitations and Preferences of the Series C Preferred Units (the “Certificate of Designations”) for an amount in cash equal to the Redemption Price (as defined in the Certificate of Designations). At the Partnership Merger Effective Time, (i) each OP Unit issued and outstanding immediately prior thereto and not held by the Company, Plymouth OP Limited, LLC, a Delaware limited liability company and the original limited partner in the Operating Partnership (the “Original Limited Partner”) or any other subsidiary of the Company will automatically be converted into the right to receive an amount in cash equal to $22.00 (the “Partnership Merger Consideration”), without interest and as may be adjusted in accordance with the terms of the Merger Agreement (subject to any applicable withholding taxes), (ii) the Company’s general partner interests in the Operating Partnership and any OP Units held by the Company and the Original Limited Partner, will automatically be converted into 100 validly issued and outstanding limited liability company interests of OP Merger Sub, and (iii) each Warrant outstanding and unexercised shall, in accordance with its terms, automatically cease to represent a Warrant exercisable for OP Units and shall become a Warrant exercisable for the consideration determined in accordance with Section 5(f)(i)(C) of the Warrant Agreement, which consideration shall equal $0 if the applicable strike price is equal to or greater than the Partnership Merger Consideration.

The Merger Agreement contains customary representations, warranties, and covenants, including restrictions on the conduct of business prior to closing and provisions regarding the treatment of the Company’s outstanding equity awards and employee benefits. The Merger Agreement may be terminated under certain circumstances, including that either the Company or Parent may, subject to specified limitations, terminate the Merger Agreement if the Mergers are not consummated on or before July 24, 2026.

The Merger Agreement provides that, upon termination of the Merger Agreement by the Company or Parent in certain customary circumstances, including termination by the Company to accept a superior proposal and termination by Parent following a change of recommendation by the Company’s board of directors, a fee of $40.1 million will be payable by the Company to Parent; provided that a fee of $15.0 million will apply with respect to a termination by the Company to accept a superior proposal from certain parties from whom the Company received an acquisition proposal prior to 11:59 p.m. (New York City time) on November 25, 2025 (as may be adjusted pursuant to the terms of the Merger Agreement).

Plymouth Industrial REIT, Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(all dollar amounts in thousands, except share and per share data)

The Merger Agreement also provides that, in certain circumstances, including the termination of the Merger Agreement following a failure by Parent to consummate the Mergers in breach of the Merger Agreement, subject to certain conditions, Parent would be required to pay the Company a termination fee of $70.2 million. Certain payment obligations of Parent, REIT Merger Sub and OP Merger Sub in connection with the Merger Agreement, including Parent’s payment obligation with respect to the termination fee, is guaranteed by the equity investors pursuant to a limited guaranty and subject to the terms and limitations contained therein.

Additional information regarding the Merger Agreement and the proposed Mergers is included in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2025.

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
•
the uncertainty and economic impact of pandemics, epidemics or other public health emergencies or fear of such events, including, without limitation, its impact on the Company’s ability to pay common stock dividends and/or the amount and frequency of the dividends;
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
•
delays in or failure to complete the Mergers (as defined herein), whether due to an inability by either party to satisfy one or more conditions to closing, the occurrence of events or changes in circumstances that give rise to the termination of the Merger Agreement (as defined herein) by either party, or otherwise;
•
risks related to the pendency of the Mergers;
•
diversion of management time and attention from ordinary course business operations to the Mergers and other potential disruptions to our business relating thereto;
•
litigation, including costs associated with prosecuting or defending claims and any adverse outcomes, including as a result of the Mergers; and
•
possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us.

Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis is based on, and should be read in conjunction with our unaudited financial statements and notes thereto for the periods ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 3, 2025, including the audited historical financial statements and related notes thereto as of and for the years ended December 31, 2024 and 2023 contained therein, which is accessible on the SEC’s website at www.sec.gov.

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

As of September 30, 2025, the Company, through its subsidiaries, wholly owned 148 industrial properties comprising 226 buildings with an aggregate of approximately 32.1 million square feet, and our property management office building located in Columbus, Ohio, totaling approximately 17,260 square feet. We also own a 35% non-controlling equity interest in, and provide management services to, a joint venture through a wholly owned subsidiary of the Operating Partnership. The joint venture is accounted for using the equity method of accounting. As such, the operating data of the joint venture is not consolidated with that of the Company.

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

Factors That May Influence Future Results of Operations

Entry Into Merger Agreement

On October 24, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Operating Partnership, PIR Ventures LP, a Delaware limited partnership (“Parent”), PIR Industrial REIT LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“REIT Merger Sub”), and PIR Industrial OP LLC, a Delaware limited liability company wholly-owned by REIT Merger Sub (“OP Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, (i) the Company will be merged with and into REIT Merger Sub, with REIT Merger Sub surviving as a wholly owned subsidiary of Parent (the “REIT Merger”) and (ii) that, immediately prior to the consummation of the REIT Merger, the Operating Partnership will be merged with and into OP Merger Sub, with OP Merger Sub surviving as a wholly owned subsidiary of REIT Merger Sub (the “Partnership Merger” and, together with the REIT Merger, the “Mergers”).

The Merger Agreement was unanimously approved by our board of directors and is subject to certain customary closing conditions, including the approval of the REIT Merger by our stockholders. For more information regarding the previously announced Mergers, see Note 14 to the accompanying Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Rental Revenue

We receive income primarily from rental revenue from our properties. The amount of rental revenue generated by the Company’s portfolio depends principally on the occupancy levels and lease rates at our properties, our ability to lease currently available space and space that becomes available as a result of lease expirations and on the rental rates at our properties. As of September 30, 2025, the Company’s portfolio was approximately 94.7% occupied. Our occupancy rate is impacted by general market conditions in the geographic areas which our properties are located and the financial condition of tenants in our target markets.

Scheduled Lease Expirations & Leasing Activity

Our ability to re-lease space subject to expiring leases will impact our results of operations and will be affected by economic and competitive conditions in the markets in which we operate and by the desirability of our individual properties. During the period from October 1, 2025 to December 31, 2027, an aggregate of 40.6% of the annualized base rent leases in the Company’s portfolio are scheduled to expire, which we believe will provide us an opportunity to increase certain rents under below market leases to then-current rental rates.

The table below reflects certain data about our new and renewed leases with terms of greater than six months executed in the nine months ended September 30, 2025.

Nine Months Ended September 30, 2025	Square Footage	% of Total Square Footage	Expiring Rent	New Rent	% Change	Tenant Improvements $/SF/YR	Lease Commissions $/SF/YR
Renewals	4,015,885	63.8%	$4.57	$5.07	10.9%	$0.17	$0.17
New leases	2,280,625	36.2%	$4.10	$4.70	14.6%	$0.34	$0.31
Total/weighted average	6,296,510	100.0%	$4.40	$4.94	12.3%	$0.23	$0.22

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

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates regarding the allocation of tangible and intangible assets or business acquisitions, whether the value of a real estate asset and unconsolidated joint ventures has been impaired, stock-based compensation and the accounting for fair market value of warrants and forward contract assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates and assumptions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2024 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the policies set forth in our 2024 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies, other than as follows:

Embedded Derivatives

The Company evaluates its debt and equity instruments for implicit or explicit terms or features that may require assessment against the criteria in ASC 815. If the Company determines that features exist that are akin to an embedded derivative, the Company evaluates whether the feature should be separated from the host contract and accounted for as a derivative instrument. The Company applies the following criteria as outlined in ASC 815 to determine whether an embedded derivative requires bifurcation:

•
The economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract.
•
The hybrid instrument is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur.
•
A separate instrument with the same terms as the embedded derivative would be a derivative instrument.

If the Company determines that the embedded derivative requires bifurcation from the host contract, the embedded derivative is separated and accounted for under the derivative instruments policy.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Certain estimates, judgments and assumptions are inherently subjective and based on the existing business and market conditions and are therefore continually evaluated based upon available information and experience.

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2024 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Accordingly, we believe the estimates set forth in our 2024 10-K are critical to fully understand and evaluate our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these estimates, our reported financial condition and results of operations could be materially affected. During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates, except as follows:

Fair Market Value of Embedded Derivative Liability – Series C Preferred Units

The embedded derivative's fair market value is determined using a Black-Derman-Toy valuation model. Determining the appropriate fair value model and calculating the fair market value of the embedded derivative requires considerable judgment and use of estimates. The determination of fair market value includes the use of significant assumptions, such as probability of a fundamental change, volatility and estimated credit spread. Changes in these estimates would cause the value to be higher or lower than that reported in the consolidated balance sheet each reporting period the embedded derivative remains outstanding. Changes in the fair market value of the embedded derivative are recorded in the consolidated statement of operations each reporting period the instrument remains outstanding.

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

For the three and nine months ended September 30, 2025 and 2024, we define the Same Store Portfolio as a subset of our Total Portfolio and includes properties that were wholly owned by us for the entire period presented. We define Acquisitions, Dispositions and Other as any properties that were acquired, sold, placed into service or held for development or repositioning during the period from January 1, 2024 through September 30, 2025.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the three months ended September 30, 2025 and 2024:

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Three Months Ended September 30,		Change		Three Months Ended September 30,		Change		Three Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Revenue:
Rental revenue	$39,261	$38,105	$1,156	3.0%	$11,803	$13,327	$(1,524)	(11.4%)	$51,064	$51,432	$(368)	(0.7%)
Management fee revenue and other income	—	—	—	—	98	439	(341)	(77.7%)	98	439	(341)	(77.7%)
Total revenues	39,261	38,105	1,156	3.0%	11,901	13,766	(1,865)	(13.5%)	51,162	51,871	(709)	(1.4%)

Property expenses	11,767	11,996	(229)	(1.9)%	3,740	5,378	(1,638)	(30.5%)	15,507	17,374	(1,867)	(10.7%)
Depreciation and amortization									23,408	21,010	2,398	11.4%
General and administrative									3,834	3,582	252	7.0%
Total operating expenses									42,749	41,966	783	1.9%

Other income (expense):
Interest expense									(9,438)	(10,359)	921	(8.9%)
Loss in investment of unconsolidated joint ventures									(7,411)	—	(7,411)	(100%)
Merger transaction expenses									(2,777)	—	(2,777)	(100%)
Gain (loss) on sale of real estate									—	(234)	234	(100%)
Loss on financing transaction									(41,361)	(14,657)	(26,704)	182.2%
Unrealized gain from interest rate swap									119	—	119	100%
Total other income (expense)									(60,868)	(25,250)	(35,618)	141.1%
Net loss									$(52,455)	$(15,345)	$(37,110)	241.8%

Rental revenue: Rental revenue decreased by $368 to $51,064 for the three months ended September 30, 2025 as compared to $51,432 for the three months ended September 30, 2024. This was primarily related to a net decrease of $1,524 within Acquisitions, Dispositions and Other primarily as a result of the contribution of the Chicago properties into the Joint Venture and disposition of multiple properties during 2024, partially offset by property acquisitions during the same period. The decrease was also partially offset by a net increase of $1,156 within the Same Store Portfolio primarily due to an increase in rent income of $1,737 from leasing activities, partially offset by a decrease of $372 in tenant recoveries and a decrease in non-cash rent adjustments of $209.

Property expenses: Property expenses decreased $1,867 for the three months ended September 30, 2025 to $15,507 as compared to $17,374 for the three months ended September 30, 2024. This was primarily due to a decrease of $1,638 within Acquisitions, Dispositions and Other primarily driven by the decrease in property expenses as a result of the contribution of the Chicago properties into the Joint Venture and disposition of multiple properties during 2024, partially offset by acquisitions during the same period. Additionally, the property expenses within the Same Store Portfolio decreased by $229, driven primarily by a decrease of $669 in operating expenses and utilities, partially offset by an increase of $440 in real estate taxes.

Depreciation and amortization: Depreciation and amortization expense increased by $2,398 to $23,408 for the three months ended September 30, 2025 as compared to $21,010 for the three months ended September 30, 2024, primarily due to a net increase of $3,331 within Acquisitions, Dispositions and Other driven by the acquisitions activity during Q4 2024 through Q3 2025, partially offset by a net decrease of $933 within the Same Store Portfolio due to the full depreciation and amortization of certain assets.

General and administrative: General and administrative expenses increased approximately $252 to $3,834 for the three months ended September 30, 2025 as compared to $3,582 for the three months ended September 30, 2024. The increase is attributable primarily to an increase in non-cash compensation of $343 offset by a decrease in professional fees of $158.

Interest expense: Interest expense decreased by approximately $921 to $9,438 for the three months ended September 30, 2025, as compared to $10,359 for the three months ended September 30, 2024. The schedule below is a comparative analysis of the components of interest expense for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Changes in accrued interest	$547	$89
Amortization of debt related costs	602	470
Total change in accrued interest and amortization of debt related costs	1,149	559
Cash interest paid	8,364	9,940
Capitalized interest	(75)	(140)
Total interest expense	$9,438	$10,359

Loss in investment of unconsolidated joint ventures: Loss in investment of unconsolidated joint ventures in the amount of $7,411 for the three months ended September 30, 2025 represents our share of loss related to our investment in unconsolidated joint ventures that apply the hypothetical-liquidation-at-book-value ("HLBV") method. Our share of loss was primarily related to the decrease in the book value of our investment in unconsolidated joint ventures, which was further reduced by the depreciation and amortization recognized by the joint venture. There was no loss in investment of unconsolidated joint ventures for the three months ended September 30, 2024.

Merger transaction expenses: Merger transaction expenses in the amount of $2,777 for the three months ended September 30, 2025 represents costs related to legal and professional fees as a result of the proposed Mergers outlined in Note 14 to the accompanying Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. There were no merger transaction expenses for the three months ended September 30, 2024.

Gain (loss) on sale of real estate: No sales of real estate occurred during the three months ended September 30, 2025. For the three months ended September 30, 2024, the Company recognized a loss of $234, which represents the selling costs related to the sale of a property classified as a net investment in sales type lease.

Loss on financing transaction: Loss on financing transaction for the three months ended September 30, 2025 of $41,361 is related to the net loss of $29,568 related to adjustment to the fair market value of warrants and the net loss of $11,793 upon recognizing the embedded derivative liability - Series C Preferred Units. Loss on financing transaction of $14,657 incurred during the three months ended September 30, 2024 is comprised by the initial loss of $18,746 and corresponding issuance costs of $11,348 realized upon the issuance of the Series C Preferred Units, the forward contract asset and the Warrants issued August 26, 2024, partially offset by a net unrealized gain of $15,437 due to the change of the respective fair market value of the Warrants and forward contract asset between August 26, 2024 and September 30, 2024.

Unrealized gain from interest rate swap: Unrealized gain from interest rate swap of $119 for the three months ended September 30, 2025 is related to the mark-to-market adjustment of the de-designated interest rate swaps. There was no unrealized gain from the de-designated interest rate swap for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

The following table summarizes the results of operations for our Same Store Portfolio, our Acquisitions, Dispositions and Other and total portfolio for the nine months ended September 30, 2025 and 2024:

	Same Store Portfolio				Acquisitions, Dispositions and Other				Total Portfolio
	Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%	2025	2024	$	%
Revenue:
Rental revenue	$118,682	$114,936	$3,746	3.3%	$24,858	$35,335	$(10,477)	(29.7%)	$143,540	$150,271	$(6,731)	(4.5%)
Management fee revenue and other income	—	—	—	—	397	514	(117)	(22.8%)	397	514	(117)	(22.8%)
Total revenues	118,682	114,936	3,746	3.3%	25,255	35,849	(10,594)	(29.6%)	143,937	150,785	(6,848)	(4.5%)

Property expenses	35,813	34,727	1,086	3.1%	8,138	12,858	(4,720)	(36.7%)	43,951	47,585	(3,634)	(7.6%)
Depreciation and amortization									62,587	64,725	(2,138)	(3.3%)
General and administrative									12,828	10,826	2,002	18.5%
Total operating expenses									119,366	123,136	(3,770)	(3.1%)

Other income (expense):
Interest expense									(23,741)	(29,368)	5,627	(19.2%)
Loss in investment of unconsolidated joint ventures									(22,681)	—	(22,681)	(100%)
Merger transaction expenses									(2,777)	—	(2,777)	(100%)
Gain on sale of real estate									301	8,645	(8,344)	(96.5%)
Loss on financing transaction									(26,449)	(14,657)	(11,792)	80.5%
Unrealized gain from interest rate swap									465	—	465	100%
Total other income (expense)									(74,882)	(35,380)	(39,502)	111.7%
Income tax benefit									327	—	327	100%
Net loss									$(49,984)	$(7,731)	$(42,253)	546.5%

Rental revenue: Rental revenue decreased by $6,731 to $143,540 for the nine months ended September 30, 2025 as compared to $150,271 for the nine months ended September 30, 2024. This was primarily related to a net decrease of $10,477 within Acquisitions, Dispositions and Other primarily as a result of the contribution of the Chicago properties into the Joint Venture and disposition of multiple properties during 2024, partially offset by property acquisitions during the same period. The decrease was partially offset by a net increase of $3,746 within the Same Store Portfolio primarily due to an increase in rent income of $3,824 due to leasing activities and an increase in non-cash rent adjustments of $240, partially offset by a decrease of $318 in tenant recoveries.

Property expenses: Property expenses decreased $3,634 for the nine months ended September 30, 2025 to $43,951 as compared to $47,585 for the nine months ended September 30, 2024. This was primarily due to a decrease of $4,720 within Acquisitions, Dispositions and Other primarily driven by the decrease in property expenses as a result of the contribution of the Chicago properties into the Joint Venture and the disposition of multiple properties during 2024, partially offset by acquisitions during the same period. The decrease was partially offset by the increase of $1,086 within the Same Store Portfolio driven primarily by an increase of $124 in operating expenses and utilities and $962 in real estate taxes.

Depreciation and amortization: Depreciation and amortization expense decreased by $2,138 to $62,587 for the nine months ended September 30, 2025 as compared to $64,725 for the nine months ended September 30, 2024, primarily due to a net decrease of $4,471 for the Same Store Portfolio driven by the full depreciation and amortization of certain assets, partially offset by a net increase of $2,333 within Acquisitions, Dispositions and Other driven by the acquisitions activity during Q4 2024 through Q3 2025.

General and administrative: General and administrative expenses increased approximately $2,002 to $12,828 for the nine months ended September 30, 2025 as compared to $10,826 for the nine months ended September 30, 2024. The increase is attributable primarily to an increase in professional fees of $915 and an increase in non-cash compensation of $770.

Interest expense: Interest expense decreased by approximately $5,627 to $23,741 for the nine months ended September 30, 2025, as compared to $29,368 for the nine months ended September 30, 2024. The schedule below is a comparative analysis of the components of interest expense for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Changes in accrued interest	$858	$(329)
Amortization of debt related costs	1,802	1,346
Total change in accrued interest and amortization of debt related costs	2,660	1,017
Cash interest paid	21,247	28,672
Capitalized interest	(166)	(321)
Total interest expense	$23,741	$29,368

Loss in investment of unconsolidated joint ventures: Loss in investment of unconsolidated joint ventures in the amount of $22,681 for the nine months ended September 30, 2025 represents our share of loss related to our investment in unconsolidated joint ventures that apply the HLBV method. Our share of loss was primarily related to the decrease in the book value of our investment in unconsolidated joint ventures, which was further reduced by depreciation and amortization recognized by the joint venture. There was no loss in investment of unconsolidated joint ventures for the nine months ended September 30, 2024.

Merger transaction expenses: Merger transaction expenses in the amount of $2,777 for the three months ended September 30, 2025 represents costs related to legal and professional fees as a result of the proposed Mergers transaction outlined in Note 14 to the accompanying Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. There were no merger transaction expenses for the nine months ended September 30, 2024.

Gain on sale of real estate: Gain on sale of real estate of $301 for the nine months ended September 30, 2025 is related to the sale of a single, 33,688 square foot property located in Memphis, TN for approximately $2,385, recognizing a net gain of $301. For the nine months ended September 30, 2024, the Company recognized a net gain of $7,796 upon a tenant’s notice to exercise its purchase option and the reclassification of the property to net investment in sales-type lease, and in addition from the sale of a single, 221,911 square foot property located in Kansas City, MO for approximately $9,150, recognizing a net gain of $849.

Loss on financing transaction: Loss on financing transaction for the nine months ended September 30, 2025 of $26,449 is related to $16,162 of net loss related to adjustments to the fair market value of warrants, the net loss of $11,793 upon recognizing the embedded derivative liability - Series C Preferred Units and issuance costs of $260 realized upon the issuance of the Series C Preferred Units and warrants, partially offset by $1,766 of net gain related to fair market value adjustments of forward contract. Loss on financing transaction incurred during the nine months ended September 30, 2024, is comprised by the initial loss of $18,746 and corresponding issuance costs of $11,348 realized upon the issuance of the Series C Preferred Units, the Forward contract asset and the Warrants issued August 26, 2024, partially offset by a net unrealized gain of $15,437 due to the change of the respective fair market value of the Warrants and Forward contract asset between August 26, 2024 and September 30, 2024.

Unrealized gain from interest rate swap: Unrealized gain from interest rate swap of $465 for the nine months ended September 30, 2025 is related to the mark-to-market adjustment of the de-designated interest rate swaps. There was no unrealized gain from the de-designated interest rate swap for the nine months ended September 30, 2024.

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

NOI

We consider net operating income, to be an appropriate supplemental measure to net income in that it helps both investors and management understand the core operations of our properties. We define NOI as total revenue (including rental revenue and tenant recoveries) less property-level operating expenses. NOI excludes depreciation and amortization, income tax benefit, general and administrative expenses, interest expense, impairments, loss in investment of unconsolidated joint ventures, merger transaction expenses, (gain) loss on sale of real estate, loss on financing transaction, unrealized gain from interest rate swap, and other non-operating items.

The following is a reconciliation from historical reported net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to NOI:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
NOI:
Net loss	$(52,455)	$(15,345)	$(49,984)	$(7,731)
Income tax benefit	—	—	(327)	—
General and administrative	3,834	3,582	12,828	10,826
Depreciation and amortization	23,408	21,010	62,587	64,725
Interest expense	9,438	10,359	23,741	29,368
Loss in investment of unconsolidated joint ventures	7,411	—	22,681	—
Merger transaction expenses	2,777	—	2,777	—
(Gain) loss on sale of real estate	—	234	(301)	(8,645)
Loss on financing transaction	41,361	14,657	26,449	14,657
Unrealized gain from interest rate swap	(119)	—	(465)	—
Management fee revenue and other income	(98)	(439)	(397)	(514)
NOI	$35,557	$34,058	$99,589	$102,686

EBITDAre

We define earnings before interest, taxes, depreciation and amortization for real estate in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). EBITDAre represents net loss, computed in accordance with GAAP, before interest expense, income tax benefit, depreciation and amortization, gain on the sale of real estate, impairments, loss on financing transaction, unrealized gain from interest rate swap and merger transaction expenses. Our proportionate share of EBITDAre for unconsolidated joint ventures is calculated to reflect EBITDAre on the same basis. We believe that EBITDAre is helpful to investors as a supplemental measure of our operating performance as a real estate company as it is a direct measure of the actual operating results of our industrial properties. The following table sets forth a reconciliation of our historical net loss to EBITDAre for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
EBITDAre:
Net loss	$(52,455)	$(15,345)	$(49,984)	$(7,731)
Income tax benefit	—	—	(327)	—
Depreciation and amortization	23,408	21,010	62,587	64,725
Interest expense	9,438	10,359	23,741	29,368
(Gain) loss on sale of real estate	—	234	(301)	(8,645)
Loss on financing transaction	41,361	14,657	26,449	14,657
Proportionate share of EBITDAre from unconsolidated joint ventures	9,600	—	29,324	—
Unrealized gain from interest rate swap	(119)	—	(465)	—
Merger transaction expenses	2,777	—	2,777	—
EBITDAre	$34,010	$30,915	$93,801	$92,374

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

We calculate Core FFO by adjusting FFO for items such as dividends paid or accrued to holders of our preferred stock and redeemable non-controlling interest, acquisition and transaction related expenses for transactions not completed, income tax benefit, merger transaction expenses, loss on financing transaction, and unrealized gain from interest rate swap. We believe that Core FFO is a useful supplemental measure in addition to FFO by adjusting for items that are not considered by us to be part of the period-over-period operating performance of our property portfolio, thereby, providing a more meaningful and consistent comparison of our operating and financial performance during the periods presented below. As with FFO, our reported Core FFO may not be comparable to other REITs’ Core FFO, should not be used as a measure of our liquidity, and is not indicative of funds available for our cash needs, including our ability to pay dividends.

The following table sets forth a reconciliation of our historical net loss to FFO and Core FFO for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
FFO:
Net loss	$(52,455)	$(15,345)	$(49,984)	$(7,731)
(Gain) loss on sale of real estate	—	234	(301)	(8,645)
Depreciation and amortization	23,408	21,010	62,587	64,725
Proportionate share of FFO from unconsolidated joint ventures	8,658	—	26,608	—
FFO:	$(20,389)	$5,899	$38,910	$48,349
Redeemable non-controlling - Series C Preferred Unit dividends	(2,501)	(426)	(5,207)	(426)
Income tax benefit	—	—	(327)	—
Merger transaction expenses	2,777		2,777
Loss on financing transaction	41,361	14,657	26,449	14,657
Unrealized gain from interest rate swap	(119)	—	(465)	—
Core FFO	$21,129	$20,130	$62,137	$62,580

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

The following table sets forth a reconciliation of FFO attributable to common stockholders and unit holders to AFFO.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
AFFO:
Core FFO	$21,129	$20,130	$62,137	$62,580
Amortization of debt related costs	602	470	1,802	1,346
Non-cash interest expense	547	89	858	(329)
Stock compensation	1,436	1,093	3,898	3,118
Capitalized interest	(75)	(140)	(166)	(321)
Straight line rent	(443)	(17)	(819)	1,012
Above/below market lease rents	(580)	(299)	(1,180)	(910)
Proportionate share of AFFO from unconsolidated joint ventures	(442)	—	(1,999)	—
Recurring capital expenditures (1)	(5,065)	(2,853)	(8,568)	(5,254)
AFFO:	$17,109	$18,473	$55,963	$61,242

(1)
Excludes non-recurring capital expenditures of $4,963 and $8,229 for the three months ended September 30, 2025 and 2024, respectively, and $14,959 and $16,982 for the nine months ended September 30, 2025 and 2024, respectively.

Cash Flow (dollars in thousands)

A summary of our cash flows for the nine months ended September 30, 2025 and 2024 are as follows:

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$58,972	$54,045
Net cash used in investing activities	$(287,151)	$(88,201)
Net cash provided by financing activities	$226,524	$41,508

Operating activities: Net cash provided by operating activities for the nine months ended September 30, 2025 increased approximately $4,927 compared to the nine months ended September 30, 2024. The increase was primarily attributable to an increase in loss on financing transaction, an increase in loss in investment of unconsolidated joint ventures, a decrease in gain on sale of real estate, a decrease in depreciation and amortization as a result of the contribution of the Chicago properties to the Joint Venture and the disposition of multiple properties during 2024, partially offset by the incremental operating cash flows from acquisitions between Q4 2024 and Q3 2025.

Investing activities: Net cash used in investing activities for the nine months ended September 30, 2025 increased approximately $198,950 compared to the nine months ended September 30, 2024 primarily due to an increase in acquisitions of real estate properties of $170,661, an increase in capital expenditures of $794, a decrease in proceeds from the sale of real estate of $6,251 and a decrease in proceeds from net investment in sales-type lease of $21,244.

Financing activities: Net cash provided by financing activities for the nine months ended September 30, 2025 increased $185,016 compared to the nine months ended September 30, 2024. The change was predominantly driven by an increase in net proceeds from the line of credit facility of $160,900, an increase in proceeds from Series C Preferred Units of $78,956, a decrease in repayment of secured debt of $20,943, a decrease of $490 in payments from issuance of common stock, partially offset by a decrease in net proceeds from financing transaction of $56,733, an increase in cash used of $16,760 for the repurchase of common stock and an increase in dividends and distributions paid of $2,780.

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

As of September 30, 2025, we had available liquidity of approximately $295.9 million, comprised of $17.8 million in cash and cash equivalents and $278.1 million of borrowing capacity on our KeyBank unsecured line of credit. The Company anticipates it will have sufficient liquidity and access to capital resources to meet its current obligations and to meet any scheduled debt maturities.

Existing Indebtedness as of September 30, 2025

The following is a schedule of our indebtedness as of September 30, 2025 ($ in thousands):

Debt	Outstanding Balance	Interest rate at September 30, 2025		Final Maturity Date
Secured debt:
Allianz Loan	$59,172	4.07%		April 10, 2026
Nationwide Loan	14,388	2.97%		October 1, 2027
Lincoln Life Gateway Mortgage	28,800	3.43%		January 1, 2028
Minnesota Life Memphis Industrial Loan	52,878	3.15%		January 1, 2028
Minnesota Life Loan	18,739	3.78%		May 1, 2028
Total secured debt	$173,977
Unamortized debt issuance costs, net	(241)
Unamortized premium/(discount), net	(9)
Secured debt, net	$173,727
Unsecured debt:
$200m KeyBank Term Loan	$200,000	3.03%	(1)(2)	February 11, 2027
$150m KeyBank Term Loan	150,000	4.40%	(1)(2)	May 2, 2027
$100m KeyBank Term Loan	100,000	3.00%	(1)(2)	November 6, 2028
Total unsecured debt	$450,000
Unamortized debt issuance costs, net	(1,703)
Unsecured debt, net	$448,297

Borrowings under line of credit:
KeyBank unsecured line of credit	$221,900	5.70%	(1)	November 6, 2028
Total borrowings under line of credit	$221,900

(1)
For the month of September 2025, the one-month term SOFR for our unsecured debt was at a weighted average of 4.250% and the one-month term SOFR for our borrowings under the line of credit was at a weighted average of 4.146%. The spread over the applicable rate for the $100m, $150m, and $200m KeyBank Term Loans and KeyBank unsecured line of credit is based on the Company’s total leverage ratio plus the 0.1% SOFR index adjustment.
(2)
The one-month term SOFR for the $100m, $150m and $200m KeyBank Term Loans was swapped to a fixed rate of 1.504%, 2.904%, and 1.527%, respectively.

The KeyBank unsecured line of credit contains certain financial covenants including limitations on total leverage, unsecured interest coverage and fixed charge coverage ratios. Our access to borrowings may be limited if we fail to meet any of these covenants. We are in compliance with our financial covenants as of September 30, 2025, and we anticipate that we will be able to operate in compliance with our financial covenants for the next twelve months.

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

As of September 30, 2025, the Company has $750,000 available for issuance under the 2024 $750 Million S-3 Filing.

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

For the nine months ended September 30, 2025, the Company did not issue any shares of its Common Stock under the 2024 $200 Million ATM Program. The Company has approximately $200,000 available for issuance under the 2024 $200 Million ATM Program.

Off-Balance Sheet Arrangements (dollars in thousands)

As of September 30, 2025, we have an investment in an unconsolidated joint venture with our ownership percentage at 35%. We exercise significant influence over, but do not control, the entity. As a result, we account for this investment using the equity method of accounting. As of September 30, 2025, the aggregate carrying amount of non-recourse debt including both our and our partners’ share incurred by the joint venture was approximately $174,054 (of which our proportionate share was approximately $60,919).

The table below summarizes the outstanding debt of the joint venture properties as of September 30, 2025.

	Venture Ownership %	Stated Interest Rate	Principal Amount	Above Market Assumed Debt, Net	Carrying Amount	Carrying Amount (Our Share)	Maturity Date
Aegon	35%	4.35%	$55,591	$(1,537)	$54,054	$18,919	8/1/2028
Aegon – B	35%	6.51%	$30,000	$—	$30,000	$10,500	8/1/2028
Voya	35%	5.60%	$90,000	$—	$90,000	$31,500	12/1/2029

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

Interest Rate Risk (dollars in thousands)

The Company uses interest rate swap agreements as a derivative instrument to manage interest rate risk and is recognized in the condensed consolidated balance sheets at fair value. As of September 30, 2025, all of our outstanding variable rate debt was fixed with interest rate swaps through maturity with the exception of the balance of $221,900 under the KeyBank unsecured line of credit. We recognize all derivatives within the condensed consolidated balance sheets at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of stockholders’ equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. As of September 30, 2025, the Company had entered into eight interest rate swap agreements.

The following table details our outstanding interest rate swaps as of September 30, 2025:

Interest Rate				SOFR Interest	Notional Value(1)	Fair Value(2)
Swap Counterparty	Trade Date	Effective Date	Maturity Date	Strike Rate	September 30, 2025
Capital One, N.A.	July 13, 2022	July 1, 2022	February 11, 2027	1.527%	$200,000	$5,190
JPMorgan Chase Bank, N.A.	July 13, 2022	July 1, 2022	August 8, 2026	1.504%	$100,000	$1,816
JPMorgan Chase Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$75,000	$586
Wells Fargo Bank, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$293
Capital One, N.A.	August 19, 2022	September 1, 2022	May 2, 2027	2.904%	$37,500	$293
Wells Fargo Bank, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.750%	$50,000	$(27)
JPMorgan Chase Bank, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(14)
Capital One, N.A.(3)	November 10, 2023	November 10, 2023	November 1, 2025	4.758%	$25,000	$(14)

(1)
Represents the notional value of interest rate swaps effective as of September 30, 2025.
(2)
As of September 30, 2025, the fair value of five of the interest rate swaps were in an asset position of approximately $8.2 million and the remaining three interest rate swaps were in a liability position of approximately $0.1 million.
(3)
These interest rate swaps have been de-designated as a result of the hedge transactions related to these swaps no longer being probable of occurring.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the next twelve months, the Company estimates that an additional $7,082 will be reclassified as a decrease to interest expense. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

At September 30, 2025, we had $671,900 of outstanding variable rate debt. As of September 30, 2025, all of our outstanding variable debt was fixed with interest rate swaps through maturity, with the exception of the balance of $221,900 under the KeyBank unsecured line of credit. The KeyBank unsecured line of credit was subject to a weighted average interest rate of 5.70% during the nine months ended September 30, 2025. Based on the variable rate borrowings for our KeyBank unsecured line of credit outstanding during the nine months ended September 30, 2025, we estimate that had the average interest rate on our weighted average borrowings increased by 25 basis points for the nine months ended September 30, 2025, our interest expense for the quarter would have increased by approximately $141. This estimate assumes the interest rate of each borrowing is raised by 25 basis points. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. For a full description of these risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to the Mergers

The Mergers are subject to certain closing conditions which may impose unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.

The Mergers are currently expected to close in early 2026, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Parent may terminate the Merger Agreement if the Mergers have not occurred on or before July 24, 2026. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, the completion of the Mergers are subject to (i) affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote on the REIT Merger; (ii) the receipt by us of an opinion, on which Parent shall be entitled to rely, to the effect that, for all taxable periods commencing with our initial taxable year ended December 31, 2012 through our taxable year ended on the closing date, we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and (iii) other closing conditions as set forth in the Merger Agreement.

If the required vote is not obtained at our special meeting (including any adjournment or postponement thereof) at which the REIT Merger has been voted upon, either we or Parent may terminate the Merger Agreement. If the Merger Agreement is terminated by Parent, under certain circumstances, we may be required to pay a termination fee of $40.1 million to Parent, except that the termination fee will be $15.0 million if, pursuant to the applicable terms of the Merger Agreement and no later than 11:59 p.m. (New York City time) on November 25, 2025 (as may be adjusted pursuant to the terms of the Merger Agreement), we terminate the Merger Agreement in order to enter into a definitive agreement with a third party with respect to a superior proposal.

We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred. We cannot provide any assurance that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Mergers will be completed on the terms or timeline set forth in the Merger Agreement or at all.

Failure to complete the Mergers in a timely manner or at all could materially and adversely affect our stock price and future business and financial results.

We can provide no assurance that the Mergers will occur or that the conditions to the Mergers will be satisfied in a timely manner or at all. Also, we can provide no assurance that an event, change or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Mergers or the failure to complete the Mergers at all could materially and adversely affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are delayed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to complete the Mergers, any of which could materially and adversely affect our results of operations, cash flows, financial condition and our ability to pay distributions to our stockholders.

The pendency of the Mergers could materially and adversely affect our business and operations.

In connection with the pending Mergers, some of our tenants, prospective tenants or vendors may delay or defer decisions concerning their business relationships or transactions with us, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are restricted from entering into certain corporate transactions and taking certain other specified actions, and requires that we conduct our business in all material respects in the ordinary course and consistent with past practice until the completion of the Mergers or the termination of the Merger Agreement. These restrictions, which could be in place for an extended period of time if the completion of the Mergers is delayed, could prevent us from pursuing attractive business opportunities that may arise prior to completion of the Mergers or from making appropriate changes to business or organizational structure. This could in turn materially and adversely impact our business, financial condition and results of operations.

The pendency of the Mergers may also make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management. Further, uncertainty about the effect of the Mergers on our employees may have a material adverse effect on us during the pendency of the Mergers, as this uncertainty may impair our ability to retain and motivate key personnel during the pendency of the Mergers. Employee retention may be particularly challenging as our employees may experience uncertainty about their future roles following consummation of the Mergers.

An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.

Our stockholders may file lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. If litigation or other legal proceedings are brought against us or against our board in connection with the Merger Agreement, we will defend against it, but we cannot provide any assurance as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.

One of the conditions to the completion of the Mergers is that no preliminary or permanent injunction by any governmental entity of competent jurisdiction, such as a court, is in effect that makes illegal or otherwise prohibits the consummation of the Mergers. As such, if any future legal actions result in an injunction prohibiting the consummation of the Mergers, then such injunction may prevent the consummation of the Mergers on the agreed terms, within the expected timeframe or at all, any of which could substantially harm our business. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could have a material adverse effect on our business, results of operation or financial position.

We are expected to incur significant costs in connection with the Merger, which may be in excess of those anticipated by us.

We have incurred and expect to continue to incur costs associated with negotiating and completing the Mergers. These costs have been, and will continue to be, substantial. The substantial majority of costs will consist of transaction costs related to the Mergers and include, among others, fees paid to financial, legal and accounting advisors, filing fees, and employee retention and other employment-related costs. Many of these costs will be borne by us even if the Mergers are not completed.

The “go-shop” provision in the Merger Agreement may not result in a superior proposal, and the existence of the go-shop period could create uncertainty that may negatively affect our business, employees and relationships with third parties.

The Merger Agreement permits us, for a limited period of time following its execution, to actively solicit alternative acquisition proposals from third parties (the “go-shop period”). There can be no assurance that this process will result in a superior proposal or that any third party will be willing to engage in discussions regarding an alternative transaction. After the expiration of the go-shop period, our ability to solicit, discuss, initiate, or knowingly encourage alternative proposals is substantially limited, and we may only respond to unsolicited, bona fide written proposals that may reasonably be expected to lead to a superior proposal, subject to the terms of the Merger Agreement. As a result, if no superior proposal is made during the go-shop period, it may be less likely that a third party will pursue an alternative acquisition thereafter.

Additionally, the pendency of the solicitation process during the go-shop period may negatively impact our business operations, including potential distractions to management, uncertainty among employees, tenants, suppliers, financing sources and other business partners, and could adversely affect our ability to recruit or retain key personnel. Even if a superior proposal is made, there is no assurance that such proposal will ultimately be completed. Moreover, if we terminate the Merger Agreement under circumstances relating to a superior proposal, we may be required to pay a termination fee of $40.1 million to Parent, except that the termination fee will be $15.0 million if, pursuant to the applicable terms of the Merger Agreement and no later than 11:59 p.m. (New York City time) on November 25, 2025 (as may be adjusted pursuant to the terms of the Merger Agreement), we terminate the Merger Agreement in order to enter into a definitive agreement with a third party with respect to a superior proposal. This may discourage a potential third-party acquiror from making an alternative transaction proposal, even if it were prepared to pay consideration with a higher value than implied in the Mergers, or cause such third-party to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Purchases of equity securities by the issuer:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
February 26, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	—	—	—	—
April 1, 2025 - April 30, 2025	—	—	—	—
May 1, 2025 - May 31, 2025	314,382	16.01	314,382	84,965,875
June 1, 2025 - June 30, 2025	491,012	16.45	805,394	76,890,083
July 1, 2025 - July 31, 2025	225,829	16.16	1,031,223	73,240,059
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total for the three months ended September 30, 2025	225,829	$16.16	225,829
Total for the nine months ended September 30, 2025	1,031,223	$16.25	1,031,223

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a) None.

(b) None.

(c) None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

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

101*

The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Changes in Redeemable Non-controlling Interest and Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: November 10, 2025